Form 10-Q
period 1997-09-30
METROMEDIA FIBER NETWORK INC
filed 1997-12-12
CIK 1043533

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended September 30, 1997
                                          or

              (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                          Commission File Number: 000-23269

                            METROMEDIA FIBER NETWORK, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                                11-3168327
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                                 110 East 42nd Street
                              NEW YORK, NEW YORK  10017
                  (Address of principal executive office) (Zip Code)


                                    (212) 687-9177
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)


The number of shares outstanding of the registrant's common stock as of December 1, 1997 was:

         CLASS                                   NUMBER OF SHARES
         A                                           18,724,144
         B                                            4,221,159

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                                  TABLE OF CONTENTS






PART I   FINANCIAL INFORMATION                                  PAGE NUMBER

    Item 1.  Financial Statements

              Consolidated Statements of Operations for the
              Three Month and Nine Month Periods Ended
              September 30, 1997 and 1996......................        1

              Consolidated Balance Sheets as of September 30,
              1997 and December 31, 1996......................         2

              Consolidated Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 1997
              and 1996........................................         3

              Notes to Consolidated Financial Statements......         4

    Item 2.   Management' s Discussion and Analysis of
              Financial Condition and Results of Operations....       11


PART II   OTHER INFORMATION

    Item 1.  Legal Proceedings.................................       14

    Item 2.  Changes in Securities and Use of Proceeds.........       15

    Item 3.  Defaults Upon Senior Securities...................       16

    Item 4.  Submission of Matters to a Vote of Security Holders      16

    Item 5.  Other Information..................................      16

    Item 6.  Exhibits and Reports on Form 8-K...................      16

PART  I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Three Months Ended                Nine Months Ended
                                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           ------------------------   ----------------------------
                                                                             1997             1996           1997           1996
                                                                           ------------ -----------   --------------   -----------


REVENUE.............................................................       $ 1,202,621  $   100,809    $   1,744,507   $   182,844

EXPENSES:
     Cost of sales..................................................         1,310,207      230,879        2,647,155       665,880
     Selling, general and administrative............................         1,791,073      610,069        3,722,093     1,716,949
     Consulting and employment incentives...........................         5,704,553         -          19,124,453     3,651,442
     Depreciation and amortization..................................           193,748      148,814          566,683       441,133
                                                                           ------------ -----------   --------------   -----------
LOSS FROM OPERATIONS................................................        (7,796,960)    (888,953)     (24,315,877)   (6,292,560)

Interest income.....................................................           287,159         -             491,334        -
Interest expense (including financing costs)........................           (52,597)  (1,312,208)        (732,024)   (3,120,164)
                                                                           ------------ -----------   --------------   -----------

NET LOSS............................................................      $ (7,562,398) $(2,201,161)    $(24,556,567)  $(9,412,724)
                                                                           ------------ -----------   --------------   -----------
                                                                           ------------ -----------   --------------   -----------

NET LOSS PER SHARE..................................................      $      (0.61) $     (0.17)    $      (1.96)  $     (0.82)
                                                                           ------------ -----------   --------------   -----------
                                                                           ------------ -----------   --------------   -----------

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING............................................        12,495,094   12,822,657       12,593,174    11,537,002
                                                                           ------------ -----------   --------------   -----------
                                                                           ------------ -----------   --------------   -----------

                               SEE ACCOMPANYING NOTES.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                                                                               September 30,         December 31,
                                                                                                   1997                  1996
                                                                                               --------------      ---------------
                                                                                               (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents..............................................................     $  16,745,336       $     464,324
    Accounts receivable....................................................................           342,946             180,790
    Other current assets...................................................................         1,741,480                   -
                                                                                               --------------      --------------
        TOTAL CURRENT ASSETS...............................................................        18,829,762             645,114

Fiber optic transmission network and related
  equipment, net...........................................................................         6,487,505           6,368,653
Property and equipment, net................................................................           695,960             525,268
Restricted cash............................................................................           550,000                   -
Franchise costs, net.......................................................................           281,193             299,941
Other assets...............................................................................         2,152,730             138,530
                                                                                               --------------      --------------
      TOTAL ASSETS.........................................................................     $  28,997,150       $   7,977,506
                                                                                               --------------      --------------
                                                                                               --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Accounts payable........................................................................     $     858,550       $   5,256,929
   Accrued expenses........................................................................         1,418,013             683,227
   Current portion of deferred revenue.....................................................           721,855                   -
   Current portion of settlement agreement.................................................            90,000             115,000
   Notes payable...........................................................................                 -           5,950,000
   Notes payable-private placements........................................................                 -           1,408,000
   Due to related parties..................................................................                 -             119,299
                                                                                               --------------      --------------
       TOTAL CURRENT LIABILITIES...........................................................         3,088,418          13,532,455
Settlement agreement, net of current portion...............................................           112,500             180,000
Deferred revenue, net of current portion...................................................         8,611,227           1,107,724
Other......................................................................................                 -              15,243

Commitments and contingencies..............................................................                 -                   -

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.10 par value, authorized, 2,000,000
  shares, none and 150,000 shares issued
  and outstanding, respectively............................................................                 -              15,000
Series B convertible preferred stock, $.01 par value;
  8,403 and none, authorized, issued
  and outstanding, respectively............................................................                84                   -
Common stock, $.01 par value; authorized 60,000,000
  shares, 9,564,940 and 10,001,310 shares issued
  and outstanding, respectively............................................................            95,649             100,013
Additional paid-in capital.................................................................        58,609,389           8,766,506
    Accumulated deficit....................................................................       (41,520,117)        (15,739,435)
                                                                                               --------------      --------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)................................................        17,185,005          (6,857,916)
                                                                                               --------------      --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)............................     $  28,997,150        $  7,977,506
                                                                                               --------------      --------------
                                                                                               --------------      --------------


                              SEE ACCOMPANYING NOTES.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                  Nine Months Ended
                                                                                                     SEPTEMBER 30,
                                                                                       -----------------------------------------
                                                                                             1997                     1996
                                                                                       ----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................................................     $  (24,556,567)          $   (9,412,724)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization......................................................            566,683                  441,133
Stock, options and warrants issued for services
  and financing....................................................................         19,344,489                5,560,036
Changes in operating assets and liabilities:
  Accounts receivable..............................................................           (162,156)                (459,983)
  Due to related parties...........................................................           (119,299)                 (38,846)
  Prepaid expenses.................................................................         (2,156,322)                   3,504
  Accounts payable and accrued expenses............................................         (3,663,593)                 986,794
  Settlement agreements............................................................            (92,500)                (325,344)
  Advance payments received from customers.........................................          8,225,358                  532,827
  Restricted Cash..................................................................           (550,000)                   -
  Other............................................................................           (704,437)                 (12,597)
                                                                                       ----------------      -------------------
    NET CASH USED IN OPERATING ACTIVITIES..........................................         (3,868,344)              (2,725,200)
                                                                                       ----------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission
  network and related equipment....................................................          (606,080)                 (510,034)
Deposit on fiber optic cable order.................................................          (916,212)                    -
Capital expenditures on property and equipment.....................................          (225,352)                  (17,483)
                                                                                       ----------------      -------------------
    NET CASH USED IN INVESTING ACTIVITIES..........................................        (1,747,644)                 (527,517)
                                                                                       ----------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock..........................................        32,500,000                     -
Proceeds from issuance of common stock.............................................            10,000                   123,500
Dividends paid.....................................................................           (76,562)                    -
Net (repayments) proceeds from notes payable-private placement.....................        (1,408,000)                   25,000
Net (repayments) proceeds from notes payable.......................................        (5,950,000)                5,450,000
Proceeds from senior subordinated notes............................................             -                     1,000,000
Purchase of common stock...........................................................        (1,140,000)                    -
Purchase of preferred stock........................................................        (2,038,438)                    -
Repayment of notes payable-stockholder.............................................             -                      (500,000)
Repayment to finance company.......................................................             -                    (2,850,036)
                                                                                       ----------------      -------------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES.......................................        21,897,000                 3,248,464
                                                                                       ----------------      -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................        16,281,012                    (4,253)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD......................................           464,324                     5,913
                                                                                       ----------------      -------------------
CASH AND CASH EQUIVALENTS-END OF PERIOD............................................     $  16,745,336               $     1,660
                                                                                       ----------------      -------------------
                                                                                       ----------------      -------------------

SUPPLEMENTAL INFORMATION: INTEREST PAID............................................     $   1,145,215               $ 1,175,617
                                                                                       ----------------      -------------------
                                                                                       ----------------      -------------------


                               SEE ACCOMPANYING NOTES.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1.  BASIS OF PRESENTATION

    The consolidated financial statements in this filing under Form 10-Q have been prepared in accordance with the United States Securities and Exchange Commission Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes of Metromedia Fiber Network, Inc. & Subsidiaries (the "Company") for the year ended December 31, 1996 contained in the Company's Form S-1, effective October 28, 1997. The Form S-1 includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this filing have been made. On April 29, 1997, the Company effected a 3 for one stock split of the outstanding shares of its common stock. On September 24, 1997, the Company effected a .507 for one reverse stock split of the outstanding shares of its common stock. The financial statements give retroactive effect to these stock splits. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. Certain balances have been reclassified to conform to the current period presentation.

2.  ACTIVITIES DURING THE PERIOD

    A.  NAME CHANGE
    On August 14, 1997, the name of the corporation was formally changed from National Fiber Network, Inc. to Metromedia Fiber Network, Inc.

    B.  METROMEDIA INVESTMENT
    On April 30, 1997, the Company sold an aggregate of 8,403.325 shares of Series B convertible preferred stock, par value $0.01 per share (the "Series B preferred stock"), to Metromedia Company and affiliates ("Metromedia") for an aggregate purchase price of $32.5 million (the "Metromedia Investment"). Each share of the Series B preferred stock was convertible into 507 shares of the Company's common stock.

    A portion of the proceeds from the Metromedia Investment was used to repay the Metromedia Loan, discussed below, and accrued interest thereon ($4,058,127), repay other short-term indebtedness ($3,485,000), and redeem (for $2,115,000) all outstanding shares of the Company's preferred stock (the "Series A preferred stock") and related warrants.

    Through April 30, 1997, Metromedia loaned the Company an aggregate of $4,000,000 (the "Metromedia Loan"). A portion of the proceeds from the Metromedia Loan was used to fund an escrow account to repurchase, on behalf of the Company, 588,470 shares of common stock of the Company and warrants to purchase 207,883 shares of its common stock. Pursuant to the escrow arrangement, such securities were pledged to Metromedia as security for the Metromedia Loan. Upon repayment of the Metromedia Loan, the purchased shares were released from escrow and delivered to the Company.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.  ACTIVITIES DURING THE PERIOD (CONTINUED)

    C.  RECAPITALIZATION
    On April 29, 1997, the Company increased the authorized number of shares of its common stock, par value $0.01 per share, to 60,000,000 shares and the authorized number of shares of preferred stock, par value $0.01 per share, to 2,000,000 shares.

    On April 29, 1997, the Company effected a 3 for one stock split of the outstanding shares of its common stock. The financial statements give retroactive effect to this stock split.

    On September 24, 1997, the Company effected a .507 for one reverse stock split of the outstanding shares of its common stock. The financial statements give retroactive effect to this stock split.

3.  CONSULTING AND EMPLOYMENT INCENTIVES

    The amounts shown represent the value of common stock, warrants and options issued to key employees, officers, directors and consultants of the Company in order to attract or retain their services. For the three and nine months ended September 30, 1997, options to purchase 722,476 and 3,095,235 underlying shares of the Company's common stock, respectively, were granted to key employees, officers and directors. The 1996 amount recorded reflects the issuance of stock and warrants to consultants as consideration for services rendered during 1996.

4.  OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                   SEPTEMBER 30, 1997
                                   ------------------
    Deposits                           $    916,212
    Prepaid expenses                        612,027
    Other                                   213,241
                                       ------------
         Total                         $  1,741,480
                                       ------------
                                       ------------


    Deposits as of September 30, 1997 represent an amount paid to a fiber optic cable manufacturer for fiber optic cable orders which had not yet been received by the Company as of September 30, 1997.

    Prepaid expenses include the current portion of an amount paid in the third quarter of 1997 to a rail transportation company which granted the Company a long term, non-exclusive right-of-way to place a fiber optic network on a portion of the rail company's property. A portion of the total consideration for this right-of-way had been paid as of September 30, 1997. Said prepaid amount is reflected in the Consolidated Balance Sheet as of September 30, 1997 as other current assets and other assets. The remaining consideration for this right-of-way was paid in November 1997.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.  RESTRICTED CASH

    In 1997, the Company entered into agreements regarding the issuance of long term standby letters of credit with a financial institution whereby the financial institution required the Company to maintain collateral in the form of an interest bearing cash balance with the financial institution in the full amount of the standby letters of credit issued. The restricted cash is invested in short-term time deposits of the issuing financial institution and the interest earned on the time deposits is free of restriction and released to the Company periodically.

6.  OTHER ASSETS

    Other assets consist of the following:

                             SEPTEMBER 30, 1997   DECEMBER 31, 1996
                             ------------------   -----------------
         Prepaid expenses         $1,586,669          $  42,374
         Other                       566,061             96,156
                                  ----------         ----------
           Total                  $2,152,730          $138,530
                                  ----------         ----------
                                  ----------         ----------

    Prepaid expenses primarily represent amounts prepaid in the third quarter of 1997 to a rail transportation company as described in the above footnote entitled, "Other Current Assets."

7.  NOTES PAYABLE

    A. On April 18, 1995, the Company entered into a loan agreement with AT&T Wireless for $500,000, bearing interest at 11% per annum, originally due 120 days from the date of the loan. Pursuant to a supplemental agreement dated January 12, 1996, the parties agreed to extend the maturity date of this loan to November 18, 1996. Pursuant to a second supplemental agreement dated March 1997, the parties agreed to extend the maturity date of the loan to June 30, 1997. In July 1997, the note along with all accrued interest was paid in full.

    On February 16, 1995, the Company issued to the above party a warrant entitling the holder to purchase a total of 669,167 shares of the Company's common stock. This warrant was canceled and replaced by a new warrant issued on February 13, 1997 for 456,300 of shares of its common stock, with an exercise price of $4.85 per share. The new warrant expires on February 13, 2000.

    B.  On September 24, 1996, the Company entered into a loan agreement with
    Sterling Capital (the "Sterling Loan") for $550,000.   The loan bore
    interest at 10% per annum with an original maturity date of March 1, 1997. The loan was secured by all of the Company assets and subordinated to a loan to U.S. One, discussed below. As an incentive for the Sterling Loan, the Company issued to Sterling warrants to purchase 94,302 shares of common stock of the Company. The warrants can be exercised on the later of (i) the third anniversary of the Sterling Loan or (ii) twelve months after the Company has completed an initial public offering. On May 1, 1997, the loan along with all accrued interest was paid in full with a portion of the proceeds from the Metromedia Investment.

    C. On April 16, 1996, the Company entered into an agreement with U.S. One Communications ("U.S. One") providing for exclusive usage rights for 8 to 12 fibers of the Company's fiber optic transmission network. The initial term of the agreement was for a period beginning April 1996 and expiring December 2008. The agreement was renewable, at the option of U.S. One, for an extended term of 13 years, expiring December 2021. Concurrent with the execution of the above agreement for exclusive

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.  NOTES PAYABLE (CONTINUED)

    usage rights for fiber, the Company and U.S. One entered into a bridge financing agreement (the "U.S. One Bridge Loan").

    On April 30, 1997, the Company and U.S. One amended the above agreement for exclusive usage rights for fiber (the "Amended Lease Agreement") to permit U.S. One the exclusive right to use 888 fiber miles of the Company's fiber optic network. Additionally, pursuant to the Amended Lease Agreement, U.S. One received an option to acquire access from the Company of up to 1,620 additional fiber miles upon payment of a predetermined amount. In accordance with the amended agreement, the following transactions occurred:
    (i) all accrued interest from the inception of the U.S. One Bridge Loan was waived by U.S. One, (ii) the $4,900,000 principal balance of the U.S. One Bridge Loan was offset against $3,530,000 in a scheduled payment due from U.S. One to the Company under the Amended Lease Agreement, and (iii) the Company paid to U.S. One the difference of $1,370,000 on April 30, 1997 with a portion of the proceeds of the Metromedia Investment.

    In connection with the execution of the aforementioned agreements for exclusive usage rights for fiber and the U.S. One Bridge Loan, the Company entered into a letter agreement with U.S. One providing for the sale of a warrant to purchase common stock of the Company, subject to U.S. One exercising its option under the Amended Lease Agreement for additional fiber by a certain date. Under this arrangement, the warrant, if delivered to U.S. One, is exercisable for a number of shares to be determined at the Company's discretion, subject to a minimum number of 76,050 shares and a maximum number of 456,300 shares. The per share exercise price is to be determined pursuant to a formula, but in no event shall the aggregate purchase price exceed $1,250,000.

    On July 24, 1997, U.S. One filed for protection as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Winstar Acquisition Corporation acquired all of U.S. One's assets and have assumed U.S. One's rights with respect to the Amended Lease Agreement and the possible purchase of the above warrant.

8.  NOTES PAYABLE - PRIVATE PLACEMENTS

    A. In August 1995, the Company initiated a $600,000 private offering of subordinated notes. These notes were scheduled to mature in March 1996 and bore interest at an annual rate of 15%, payable quarterly in arrears. In April 1996, the Company repaid $50,000 of this private placement debt. In July 1997, the Company repaid the remaining principal amount of the subordinated notes plus all accrued interest thereon.

    B. In October 1995, the Company initiated a private offering of $858,000 of convertible subordinated notes. Through December 31, 1995, $783,000 of such convertible notes were sold pursuant to this offering and an additional $75,000 of notes were sold during January and February of 1996. These notes were scheduled to mature between October 1, 1996 and February 28, 1997 and bore interest at an annual rate of 15%, payable at maturity. In July 1997, the Company repaid the outstanding balance of the convertible subordinated notes plus all accrued interest.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.  NOTES PAYABLE - PRIVATE PLACEMENTS (CONTINUED)

    c. In March 1997, in consideration for the extension of the due dates of both of the above mentioned notes, the Company issued purchase warrants to the above mentioned noteholders to purchase an aggregate of 57,682 shares of common stock, exercisable at 50% of the price at which common shares of the Company would be offered to the public in any initial public offering by the Company. Said warrants are excercisable for a period three years following the date of such initial public offering. The Company has recorded a non-cash charge of $220,036 for such issuance.

9.  RELATED PARTY TRANSACTIONS

    In 1997, the Company paid in full the outstanding balance of a loan made to the Company in prior years by the Company's majority shareholder.

10. DEFERRED REVENUE

    The Company's revenues are primarily derived from the lease of dark fiber optic cable. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenue and recognized over the term of the respective customer lease agreement. For nine months ended September 30, 1997, the Company has received prepaid lease payments totaling $9 million.

11. STOCK TRANSACTIONS

    In June 1996, the Company granted to its then legal counsel, as additional consideration for services rendered, a four year warrant to purchase (at $0.07 per share) 152,100 shares of the common stock of the Company. In 1996, the Company recorded a non-cash charge of $200,000 for such issuance. On January 2, 1997, the above warrant was exercised in full for 152,100 shares of common stock of the Company.

12. STOCK OPTIONS

    In 1997, the Company granted to key employees, officers and directors options to purchase up to 3,095,235 shares of the common stock of the Company. The options have exercise prices ranging from $1.97 to $7.63 per share and expire ten years after date of grant. The Company has recorded a non-cash charge of $19,124,453 to reflect the value of such grants.

13. COMMITMENTS AND CONTINGENCIES

    A. In February 1997, a former investment advisor to the Company asserted a claim against the Company in the amount of $305,731 pursuant to an agreement made on June 27, 1995, for the payment of certain fees and expenses. In September 1997, the Company paid the former investment advisor $250,000 in full settlement of such claim plus any and all related expenses.

    B. On or about April 18, 1997, Howard Katz, Realprop Capital Corporation and Evelyn Katz commenced an action against, among others, the Company, Stephen A. Garofalo, Peter Sahagen and Peter Silverman in the United States District Court for the Southern District Court of New York captioned KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). On May 28, 1997, the plaintiffs filed an amended complaint and on September 15,

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


13. COMMITMENT AND CONTINGENCIES (CONTINUED)

    1997, the plaintiffs filed a second amended complaint. The complaint as amended alleges causes of action for, among other things, common law fraud, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty and negligent misrepresentation for alleged misrepresentations and omissions made in connection with the repurchase of a right to purchase an aggregate of 264,631 shares of Class A common stock of the Company, which class of shares was authorized in October 1997, as more fully described below under the footnote entitled, "Initial Public Offering", and an option to purchase warrants for the purchase of 207,888 shares of Class A common stock. The amended complaint also contains allegations of corporate waste against the Company and Stephen A. Garofalo. Plaintiffs seek, among other things, compensatory damages of not less than $12 million, punitive damages in the amount of $100 million and, in the alternative, rescission of the purchase of the common stock and warrants by the Company. On June 11, 1997, various defendants, including the Company and Stephen A. Garofalo moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that the Company acted appropriately in connection with the matters at issue in this litigation. No assurance can be made, though, that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the Katz Litigation would have a material adverse effect on the Company's financial condition or results of operations.

    C. On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
    7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with respect to the sale by VCNY of 1,368,900 shares of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgement asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A common stock which VCNY owns (or which may be rescinded to VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgement that a stockholders' agreement between the Company, Stephen A. Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors, to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholder's agreement to which Mr. Vento was a party had terminated and, as a result, Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $36 million, together with interest thereon, (ii) punitive damages in the amount of $50 million, and (iii) the declaratory judgements discussed above. The Company intends to vigorously defend itself against

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

14. INITIAL PUBLIC OFFERING

    A. On November 3, 1997, the Company completed the initial public offering (the "IPO") of 9,108,000 shares of its Class A common stock, par value $0.01 per share, at an offering price of $16 per share. The net proceeds to the Company from the IPO, before deducting expenses of the IPO, were approximately $135.5 million.

    B. On October 28, 1997, the total authorized number of shares of common stock of the Company was increased to 200 million shares, par value $0.01 per share, of which 180 million shares were designated Class A common stock and 20 million shares were designated Class B common stock.

    In addition, on October 28, 1997, a total of 9,564,940 shares of the common stock of the Company, par value $0.01 per share, owned by stockholders prior to the IPO, were exchanged for an equal number of shares of Class A common stock. Also, 8,403.325 shares of the Company's Series B convertible preferred stock, owned by stockholders prior to the IPO, were exchanged for 4,260,486 shares of Class B common stock, par value $0.01 per share. The Company also reserved for issuance 4,260,486 shares of Class A common stock for conversion of the Class B common stock and 1,000,000 shares of Class A common stock for future issuances pursuant to the Company's 1997 Incentive Stock Plan, also adopted on October 28, 1997, by a majority of the shareholders of record as of that date. Further, on October 28, 1997, a total of 39,327 shares of Class B common stock outstanding were converted into an equivalent number of shares of Class A common stock.

    As of October 28, 1997, no shares of the Company's Series A preferred stock remained outstanding. In addition, immediately following the issuance of the Class B common shares in exchange for all of the Company's outstanding Series B preferred stock, there were no shares of the Company's Series B preferred stock. On November 7, 1997, both the Series A and Series B preferred stock of the Company were eliminated pursuant to actions by the Board of Directors.

15. SUBSEQUENT EVENT

    On November 26, 1997, the Company entered into a joint venture with Racal Telecommunications, Inc. ("Racal") to form MFNRAC, L.L.C. (The "Joint Venture"). The Joint Venture will enable the Company and Racal to provide broadband transatlantic communication services to their respective customers. The Company anticipates that initial service through the Joint Venture, which will include fiber optic international leased lines, ranging in capacity from 2Mb to 45Mb, will be available by April 1998. Racal is part of the Racal Electronics Group which is headquartered in the United Kingdom, and is one of Europe's leading telecommunication providers of managed networks and support services.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such risks and uncertainties include, but are not limited to, general economic and business conditions, competition, changes in methods of marketing and technology and various other factors beyond the Company's control.

RESULTS OF OPERATIONS
The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to carrier and corporate/government customers. The Company currently operates a 62 route fiber optic mile network within the New York/New Jersey metropolitan area which consists of 12,418 fiber miles. The Company plans to expand its existing network within the next two years to encompass approximately 229,000 fiber miles, or 643 route miles, concentrated in the northeastern United States. The planned build-out will include intra-city fiber optic networks in Washington, D.C., Chicago and Philadelphia, as well as an inter-city network between New York City and Washington, D.C. The Company also intends to expand its network to link New York City with London, England, thereby providing a valuable connection between two of the world's most important financial centers.

REVENUES
Revenues for the third quarter of 1997 were $1,202,621, or 1,093% greater than revenues of $100,809 for the third quarter of 1996. For the nine months ended September 30, 1997, the Company recorded revenues of $1,744,507, which were 854% higher than revenues of $182,844 for the nine months ended September 30, 1996. The increase in revenue for the three and nine months ended September 30, 1997 versus the three and nine months ended September 30, 1996 reflect higher one time revenues associated with commencement of service to customers, as well as an increase in the total number of customers served.

COST OF SALES
Cost of sales were $1,310,207 in the third quarter of 1997, a 467% increase over cost of sales of $230,879 for the third quarter of 1996. For the nine months ended September 30, 1997, cost of sales were $2,647,155, versus $665,880 for the nine months ended September 30, 1996, an increase of 298%. Cost of sales increased for the three and nine months ended September 30, 1997 as compared to 1996 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the build-out of the Company's network. Cost of sales as percentages of revenue for the third quarters of 1997
and 1996 were 109% and 229%, respectively.   For the nine months ended September
30, 1997 and September 30, 1996, cost of sales as percentages of revenue were 152% and 364%, respectively. Management anticipates revenue will increase more rapidly than fixed costs and, accordingly, expects that cost of sales as a percentage of revenue will continue to improve.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $1,791,073 during the third quarter of 1997, from $610,069 during the third quarter of 1996, an increase of $1,181,004, or 194%. Selling, general and administrative expenses for the nine months ended September 30, 1997 totaled $3,722,093, which was $2,005,144, or 117%, higher than the $1,716,949 recorded for the nine months ended September 30, 1996. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 1997 versus the three and nine months ended September 30, 1996 resulted primarily from increased overhead to accommodate the Company's anticipated growth.

CONSULTING AND EMPLOYMENT INCENTIVES
Consulting and employment incentives expenses for the three and nine months ended September 30, 1997 were $5,704,553 and $19,124,453, respectively, compared with $3,651,442 for the nine months ended September 30, 1996. There were no such expenses for the three months ended September 30, 1996. Consulting and employment incentives expense incurred in 1997 reflects the value of stock options issued to key employees, officers and directors in order to attract or retain their services. For the nine months ended September 30, 1996, the amount recorded reflects the expense associated with issuance of stock and warrants to consultants in consideration for services rendered.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense of $193,748 was recorded during the three months ended September 30, 1997, versus $148,814 during the three months ended September 30, 1996, an increase of $44,934, or 30%. For the nine months ended September 30, 1997, depreciation and amortization expense was $566,683, versus $441,133 for the nine months ended September 30, 1996, an increase of $125,550, or 28%. The increases in depreciation and amortization expense resulted from increased investment in the Company's fiber optic network.

INTEREST INCOME
Interest income was $287,159 and $491,334 during the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively, versus no interest income during the comparable 1996 periods. Interest income during 1997 was derived from investment of the Company's excess cash. In 1996, the Company had no excess cash to invest and, accordingly, earned no interest income.

INTEREST EXPENSE (INCLUDING FINANCING COSTS)
Interest expense (including financing costs) decreased in the three months ended September 30, 1997 to $52,597, versus $1,312,208 for the three months ended
September 30, 1996.   For the nine months ended September 30, 1997 and 1996,
interest expense was $732,024 and $3,120,164, respectively. The decrease in interest expense reflects the repayment of all of the Company's debt during the nine months ended September 30, 1997 with the proceeds of the Metromedia Investment, as well as lower financing costs.

NET LOSS
A net loss of $7,562,398 was recorded for the three months ended September 30, 1997, versus a net loss of $2,201,161 for the comparable period of 1996. For the three months ended September 30, 1997 and 1996, the net loss per share was $0.61 and $0.17, respectively. For the nine months ended September 30,

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997 and 1996, the net loss was $24,556,567 and $9,412,724, respectively, or a net loss per share of $1.96 and $0.82. The increase in net losses was primarily attributable to costs associated with organizing to meet the growth objectives of the Company. In particular, such costs include consulting and employment incentives to attract and retain key employees, officers and directors, as well as increased overhead to meet the Company's growth objectives.

LIQUIDITY AND CAPITAL RESOURCES
On November 3, 1997, the Company raised $135.5 million in an initial public offering of its common stock, before deducting estimated expenses of $1,000,000. The Company anticipates spending approximately $140.0 million through 1998 on the build-out of its network. Management believes that the proceeds of the IPO, plus cash on hand as of September 30, 1997 of $16,745,336, and cash generated internally within the next fifteen months (including advance customer payments), will be sufficient to fund the Company's planned build-out of its fiber optic network and its other working capital needs through the year ended December 31, 1998. The Company may also consider from time-to-time the private or public sale of additional equity or debt securities of the Company, depending upon market conditions.

For the nine months ended September 30, 1997, the Company's operating activities required $3,868,344 of cash, versus an operating cash requirement of $2,725,200 during the comparable period of 1996. The increased cash requirement was primarily due to the reduction of outstanding payables which originated during 1996, as well as increased prepaid and operating expenses. For the nine months ended September 30, 1997, operating cash requirements were in part funded by $8,225,358 of advance payments received from customers. During the nine months ended September 30, 1997, $1,747,644 of cash was utilized for investing activities, $1,522,292 was expended on the build-out of the Company's network, and $225,352 was expended on purchases of equipment. Cash flow from financing activities during the nine months ended September 30, 1997 provided $21,897,000. The Metromedia Investment of $32,500,000 on April 30, 1997 was utilized to repay all the outstanding debt of the Company and to purchase all of the Company's Series A preferred stock outstanding at April 30, 1997.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

a) In February 1997, a former investment advisor to the Company asserted a claim against the Company in the amount of $305,731 pursuant to an agreement made on June 27, 1995, for the payment of certain fees and expenses. In September 1997, the Company paid the former investment advisor $250,000 in full settlement of such claim plus any and all related expenses.

b) On or about April 18, 1997, Howard Katz, Realprop Capital Corporation and Evelyn Katz commenced an action against, among others, the Company, Stephen
    A. Garofalo, Peter Sahagen and Peter Silverman in the United States District Court for the Southern District Court of New York captioned KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). On May 28, 1997, the plaintiffs filed an amended complaint and on September 15, 1997, the plaintiffs filed a second amended complaint. The complaint as amended alleges causes of action for, among other things, common law fraud, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty and negligent misrepresentation for alleged misrepresentations and omissions made in connection with the repurchase of a right to purchase an aggregate of 264,631 shares of Class A common stock of the Company, which class of shares was authorized in October 1997, and an option to purchase warrants for the purchase of 207,888 shares of Class A common stock. The amended complaint also contains allegations of corporate waste against the Company and Stephen A. Garofalo. Plaintiffs seek, among other things, compensatory damages of not less than $12 million, punitive damages in the amount of $100 million and, in the alternative, rescission of the purchase of the common stock and warrants by the Company. On June 11, 1997, various defendants, including the Company and Stephen A. Garofalo moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that the Company acted appropriately in connection with the matters at issue in this litigation. No assurance can be made, though, that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the Katz Litigation would have a material adverse effect on the Company's financial condition or results of operations.

c) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
    7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with respect to the sale by VCNY of 1,368,900 shares of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgement asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A common stock which VCNY owns (or which may be rescinded to VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgement that a stockholders' agreement

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES between the Company, Stephen A. Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholder's agreement to which Mr. Vento was a party had terminated and, as a result, Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $36 million, together with interest thereon, (ii) punitive damages in the amount of $50 million, and (iii) the declaratory judgements discussed above. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1) The effective date of the registration statement on Form S-1 for which the use of proceeds information was October 28, 1997. The
    Commission file number assigned to the registration statement is 333-33653.

2)  The offering commenced on October 28, 1997.

3)  N/A

4)

i.  The offering terminated after the sale of all registered securities.

ii. Salomon Brothers, Inc.

iii.Class A Common Stock

iv. 7,920,00 shares of Class A Common Stock were registered plus the Issuer granted to the Underwriters a 30-day option to purchase up to an aggregate of 1,188,000 additional shares of Class A Common Stock. The aggregate price of the offering amount registered was $145,728,000; 9,108,000 shares were sold and the Issuer raised $145,728,000 from such sale.

v. The amount of expenses incurred for the Issuer's account in connection with the issuance and distribution of the securities registered, including underwriting discounts and commissions, finders fees, expenses paid to or for underwriters and other estimated expenses totaled $11,200,960.
    Such payments were direct payments to persons other than directors, officers, general partners of the Issuer for their associates; to persons owning 10 percent or more of any class of equity securities of the Issuer; and to affiliates of the Issuer.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

vi. The estimated net offering proceeds to the Issuer, after deducting the total expenses described in "(v)" above was $134,527,040.

vii.The net proceeds from the offering will be used primarily for capital expenditures associated with the build-out of the MFN network, the development and introduction of new services and for general corporate and working capital purposes.

viii. N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Since June 30, 1997, the Company appointed John Kluge, David Rockefeller, Stuart Subotnick, Howard M. Finklestein, Silvia Kessel, Arnold Wadler, and Leonard White as Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibits

    EXHIBIT #
    11       Statement re Computation of Loss per Common Share

    27.      Financial Data Schedule for the period ended September 30, 1997

(b) Reports on Form 8-K
    Not applicable.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

SIGNATURE


Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           METROMEDIA FIBER NETWORK, INC.
                                (Registrant)

                                By: /S/ STEPHEN W. ELLIS
                                     ---------------------------------------
                                Stephen W. Ellis
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer
                                and Duly Authorized Officer)

                                December 12, 1997