Form 10-K
period 1997-12-31
METROMEDIA FIBER NETWORK INC
filed 1998-03-31
CIK 1043533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-23269
                            ------------------------
                         METROMEDIA FIBER NETWORK, INC.

            (Exact name of registrant, as specified in its charter)

                  DELAWARE                             11-3168327
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                            ------------------------

                  C/O METROMEDIA FIBER NETWORK SERVICES, INC.

                            1 NORTH LEXINGTON AVENUE

                             WHITE PLAINS, NY 10601

             (Address and zip code of principal executive officers)

                                 (914) 421-6700

               (Registrant's telephone number, include area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 Class A Common Stock, par value $.01 per share
                            ------------------------

    Indicate by check mark whether the registrant has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

    The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was $460,533,561 as of March 27, 1998 based on the last reported bid quotation on the Nasdaq National Market as of that date. For purposes of this calculation, the value of each share of Class B Common Stock of the Registrant held by non-affiliates was determined based on the value of share of Class A Common Stock as there is no established market for the Class B Common Stock and as each share of Class B Common Stock is convertible into one share of Class A Common Stock.

    The number of shares of Class A Common Stock outstanding as of March 27, 1998 was 18,896,899. The number of shares of Class B Common Stock outstanding as of March 27, 1998 was 4,221,159.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         METROMEDIA FIBER NETWORK, INC.
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM NO.    DESCRIPTION                                                                                      PAGE
----------  -------------------------------------------------------------------------------------------  -------------
                                                        PART I

Item 1.     Business...................................................................................            3
Item 2.     Properties.................................................................................           15
Item 3.     Legal Proceedings..........................................................................           16
Item 4.     Submission of Matters to a Vote of Security Holders........................................           17

                                                       PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................           18
Item 6.     Selected Financial Data....................................................................           20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.......           21
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................           23
Item 8.     Financial Statements and Supplementary Data................................................           24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......           48

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant.........................................           48
Item 11.    Executive Compensation.....................................................................           48
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................           48
Item 13.    Certain Relationships and Related Transactions.............................................           48

                                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................           49

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. ("MFN" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS

    Certain statements under this caption "Business" constitute "forward-looking statements" under the Reform Act.

GENERAL

    MFN is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to carrier and corporate/government customers. The Company is expanding its existing network to encompass in excess of 229,000 fiber miles, or in excess of 650 route miles, concentrated in the northeastern United States, a market which the Company believes is characterized by significant demand for and limited supply of fiber optic capacity. The fiber infrastructure leased by MFN to its customers provides high-bandwidth capacity for customers that seek to establish secure communications networks for the transmission of large amounts of voice, data and video. For example, a pair of MFN fiber optic strands can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations.

    The Company tailors the amounts of capacity leased to the needs of its customers. Certain customers that lease fiber optic capacity from the Company connect their own transmission equipment to the leased fiber, thereby obtaining a fixed-cost, secure telecommunications alternative to the metered communications services offered by traditional providers. Other customers that require lesser amounts of transmission capacity will have the option to lease such broadband capacity on the Company's network, whereby the Company effectively divides a single strand of fiber into multiple smaller communications channels. The

Company believes that it will have installation, operating, and maintenance cost advantages per fiber mile relative to its competitors because MFN installs its network with as many as 432 fibers per route mile as compared to a generally lower number of fibers in existing competitive networks.

    The Company was formed in 1993 and currently possesses a fiber optic communications network in the New York/New Jersey metropolitan area (the "NY Network") and has infrastructure and will commence operations in the Chicago metropolitan area, consisting of more than 30,000 fiber miles. Within the next eighteen months the Company plans to complete an expansion of the NY Network to increase its coverage within the New York/New Jersey metropolitan area. In addition, the Company intends to construct intra-city fiber optic networks in Washington, D.C., Chicago and Philadelphia and an inter-city fiber optic route between New York City and Washington, D.C. The Company currently intends to expand its network in order to connect the NY Network with other major domestic metropolitan areas, in part through the exchange of fiber capacity with other carriers and through other arrangements. The Company has also entered into a 50/50 joint venture, International Optical Network, L.L.C. ("ION"), with a subsidiary of Racal Electronics Plc, a United Kingdom manufacturer of electronics and other equipment and a provider of telecommunications services in the U.K. ION will provide managed transatlantic network services by linking the Company's network to London by acquiring transatlantic fiber optic cable rights linking points of presence in the US and UK. ION will enable the Company to offer its customers seamless broadband connectivity between New York and other cities served by MFN and London. See "--Build-out of Networks." The Company's NY Network supports a self-healing SONET architecture that minimizes the risk of downtime in the event of a fiber cut and provides MFN's customers with high security and reliability. It is expected that the Company's other intra-city networks will also support a self-healing SONET architecture. Most of the Company's fiber is installed inside high density polyethylene conduit to protect the cable and, where practicable, MFN installs additional unused conduits to accommodate future network expansion.

    MFN is focused on providing its broadband communications infrastructure to two main customer groups: communications carriers and corporate/government customers located in selected Tier I markets (generally, the top cities in the United States based on population). Carrier customers targeted by the Company include a broad range of communications companies such as incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), long distance companies/interexchange carriers ("IXCs"), paging, cellular and PCS companies, cable companies, and Internet service providers ("ISPs"). These carrier customers typically would lease fiber optic capacity with which they would develop their own communications networks as a low-cost alternative to building their own infrastructure or purchasing metered services from ILECs or CLECs. The Company's corporate and government customers would typically lease fiber optic infrastructure and other broadband services on a point-to-point basis for high-bandwidth, secure voice and data networks. The Company believes that it will be well-positioned to penetrate the corporate and government markets since it plans to continue to install most of its fiber in Tier I markets. See "--Customers."

    On April 30, 1997, Metromedia Company ("Metromedia") and certain of its affiliates made a substantial equity investment in the Company (the "Metromedia Investment"). Metromedia and its partners own all of the outstanding shares of Class B Common Stock of the Company, par value $.01 per share (the "Class B Common Stock"), which is entitled to 10 votes per share and to vote separately to elect at least 75% of the members of the Board of Directors. As a result, Metromedia and its partners own and control approximately 18.26% of the common equity of the Company (on a diluted basis) and approximately 69% of the outstanding voting power (on a diluted basis). On October 28, 1997, the Company successfully completed its initial public offering of 9,108,000 shares of Class A Common Stock (the "Offering") generating proceeds to the Company of $135.5 million (deducting underwriting discounts but not deducting offering expenses).

    Financial information about the Company may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

BUILD-OUT OF NETWORKS

    Since its founding in 1993 the Company has mostly concentrated on developing and constructing its NY Network. The Company has developed a plan for the expansion of the NY Network and the construction of new fiber optic intra-city telecommunications networks in Washington, D.C., Chicago and Philadelphia (the "Intra-City Networks") and fiber optic backbone between New York City and Washington, D.C. (the "Inter-City Networks") and is pursuing the acquisition of necessary licenses, franchises and rights-of-way. In constructing its fiber optic networks, the Company seeks to create strategic alliances with the engineering and construction management firms that have been engaged to develop routes, easements and manage deployment plans. Firms with whom the Company is allied in this regard have deployed local loop network infrastructure for RBOCs as well as for CLECs. Though much of the actual construction will be outsourced to various construction firms, the Company maintains strict oversight of the design and implementation of its fiber optic communications networks. The Company utilizes only advanced commercially available fiber. Although the Company has ordered a substantial portion of its fiber optic cable from Lucent Technologies, Inc., it believes that it could obtain advanced fiber from other suppliers on acceptable terms.

    The Company intends to finance the completion of the build-out of its networks through the use of cash on hand, revenues generated from the sale of capacity on its networks including substantial up front payments for certain long term leases and rights to use agreements.

    NY NETWORK. The NY Network currently consists of an over 100 route mile fiber optic communications network in the New York/New Jersey metropolitan area consisting of more than 27,000 fiber miles. As currently planned, upon completion the NY Network will be in excess of 180 route miles with each additional route-mile consisting of up to 432 fibers for a network total in excess of 60,000 fiber miles. Upon its completion, the entire NY Network will create a SONET capable fiber ring focused in Manhattan and extending into each of the other four boroughs, as well as east to Brookhaven, Suffolk County, Long Island, north to White Plains, Westchester County and west to Northern and Central New Jersey. The expanded NY Network is expected to pass more than 800 buildings in New York City and to pass through 31 RBOC central offices, which are believed to connect to over 15 million people and over 400,000 businesses. On September 19, 1997, the Company entered into a twenty-year fiber swap arrangement with an engineering and telecommunications infrastructure construction company which provides the Company with access to approximately 7,760 fiber miles (or 38.8 route miles) in the New York/New Jersey metropolitan area in return for the Company providing access to 21.9 route miles on its NY Network. The agreement also gives the Company the right to acquire a twenty-year indefeasible right to use an additional 7,756 fiber miles and duct for MFN to place its own fibers in the New York/New Jersey metropolitan area in return for certain monthly payments.

    INTRA-CITY NETWORKS. Subject to the receipt of the necessary franchises, licenses and rights-of-way, the Company plans to construct additional fiber optic communications networks in Washington, D.C., Chicago, and Philadelphia. No assurance can be given that the necessary franchises, licenses and rights of way will be obtained or consummated or will provide all of the rights needed to implement the Company's strategy on acceptable terms. The following table sets forth the Company's estimates of route miles and fiber miles for each of the proposed Intra-City Networks.

                                                                                       PROPOSED
                                                                 PROPOSED MINIMUM       MINIMUM
CURRENTLY PROPOSED CITIES                                           ROUTE MILES       FIBER MILES
-------------------------------------------------------------  ---------------------  -----------
Chicago......................................................               50            21,600
Washington, D.C..............................................              120            25,920
Philadelphia.................................................               30             6,480

Total........................................................              200            54,000

    INTER-CITY NETWORK. Subject to the receipt of the necessary franchises, licenses and rights-of-way, the Company plans to construct and operate its Inter-City Network between New York City and Washington, D.C., covering approximately 114,000 fiber miles (or 264 route miles). The Company has completed or is in the process of negotiating for the acquisition of related rights-of-way.

    RIGHTS-OF-WAY. When the Company decides to build a fiber optic communications network, its corporate development staff seeks to obtain the necessary rights of way and governmental authorizations. In some jurisdictions, a construction permit is all that is required. In other jurisdictions, a license agreement or franchise is also required. Such licenses and franchises are generally for a term of limited duration. Where possible, rights-of-way are leased under multi-year agreements with renewal options and are generally non-exclusive. The Company strives to obtain rights-of-way that afford it the opportunity to expand its communications networks as business develops.

    The Company plans to lease underground conduit and pole space and other rights-of-way from entities such as ILECs, utilities, railroads, IXCs, state highway authorities, local governments and transit authorities.

    The following is a summary of the status of MFN's efforts to secure rights-of-way:

    - NEW YORK CITY: A franchise agreement entered into between the Company and the City of New York on December 20, 1993 (the "NYC Franchise Agreement") grants MFN the right, until December 2008, to install, operate, repair, maintain, remove and replace cable, wire, fiber or other transmission media that may be used in lieu of cable, wire or fiber on, over and under the inalienable property of New York City in order to provide telecommunications services which originate and/or terminate in or transit New York City. The Conduit Occupancy Agreement (as defined herein) between the Company and Bell Atlantic, together with easements granted to the Company by Bell Atlantic's subsidiary, Empire City Subway (Ltd.) ("ECS"), authorize the installation of the Company's fiber optic communications network in Bell Atlantic's conduit system and the conduit system associated with the ECS, respectively. See "--Franchise, License and Related Agreements--New York City Franchise Agreement" and "--Conduit Occupancy Agreement."

    - CHICAGO: MFN has entered into agreements which will provide the Company with access to more than 4300 fiber miles along in excess of 40 miles of infrastructure on key routes within its Chicago market, in addition to the necessary easements and rights-of-way for its Chicago network. MFN is also investigating procuring the required franchises, licenses, permits and other agreements needed to complete its Chicago network.

    - WASHINGTON, D.C.: The Company has obtained rights-of-way for a portion of the Washington, D.C. Intra-City Network and is investigating obtaining the necessary licenses and permits for this network.

    - PHILADELPHIA: MFN has negotiated with the City of Philadelphia for permission, subject to certain conditions, to construct, maintain and operate, replace and remove a telecommunications system in, under and across the public rights-of-way and city streets and/or to place such telecommunications system within the existing facilities owned by Bell Atlantic Corporation, PECO Energy Company,

      Southeastern Pennsylvania Transportation Authority, Consolidated Rail Corporation or any other entity holding a grant pursuant to City ordinances. An appropriate ordinance was passed by the Philadelphia city council in June 1997 and the Company expects to enter into formal licenses and other agreements shortly.

    In developing the Inter-City Network, MFN has negotiated with certain rail transportation providers to accomplish the Company's goal of providing its customers with a flexible network architecture. Design and planning is underway and the Company soon will start construction of this route.

TECHNOLOGY

    The MFN Network consists of fiber optic communication paths which allow for high speed, high quality transmission of voice, data and video communications. Fiber optic systems use laser-generated light to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface to digital switching equipment or digital microwave systems. The Company plans to install backbone fiber optic cables containing up to 432 fiber optic strands, which have significantly greater bandwidth than traditional analog copper cables. Using current electronic transmitting devices, a single pair of glass fibers used by the Company's network can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations, which is substantially more than traditional analog copper cable installed in many current communications networks. The Company believes that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber optic strand, thereby providing more bandwidth carrying capacity at relatively low incremental costs. The Company's network is capable of using the highest commercially available capacity transmission (OC-192) and thereby can handle advanced, capacity-intensive data applications such as Frame Relay, ATM, multimedia and Internet-related applications.

    The Company offers end-to-end fiber optic capacity, capable of utilizing SONET capable ring architecture, which has the ability to route customer traffic in either direction around its ring design thereby assuring that fiber cuts do not interrupt service to customers on the NY Network and its planned Intra-City Networks. The Company's Network is also capable of supporting DWDM (dense wave division multiplexing), ATM and gigabit ethernet. Currently, a state-of-the-art network operating system continuously monitors and maintains quality control of the NY Network on a 24-hour basis and alerts the Company of any degradation or loss of fiber capacity, pinpoints the location of such degradation and enables the Company to repair or replace impaired fiber without any loss of service. In addition, the monitoring system automatically reroutes traffic in the event of a catastrophic break in the system, enabling the Company to ensure that its customers obtain continuous service.

FRANCHISE, LICENSE AND RELATED AGREEMENTS

    NEW YORK CITY FRANCHISE AGREEMENT. The Company has entered into a 15 year non-exclusive franchise agreement with New York City, which expires in December 2008, to install, operate, repair, maintain, remove and replace cable, wire, fiber or other transmission medium that may be used in lieu of cable, wire or fiber on, over and under the inalienable property of New York City in order to provide telecommunications services which originate and/or terminate in or transit New York City. The NYC Franchise Agreement provides that the Company may submit a written petition to New York City to renew the term of the franchise at least 12 months (but not more than 18 months) before the expiration of the 15 year term. However, New York City has no obligation to renew the NYC Franchise Agreement. The City of New York has granted only seven franchises to date. However, the Company is not aware of any limit on the number of franchises that the City of New York may grant and believes that the City of New York has begun the process that will result in the awarding of additional licenses.

    The NYC Franchise Agreement requires the Company to provide New York City with certain telecommunications infrastructure and, by November 1999, to complete construction of its initial network as described in the NYC Franchise Agreement. The Company believes it is on schedule to complete such construction.

    Both New York City and the Company have the right, at any one time after December 20, 2000, upon six months notice, to renegotiate certain terms of the NYC Franchise Agreement, including the annual compensation payable by the Company to New York City, based on changes in technological, regulatory or market conditions which may occur after the effective date of the NYC Franchise Agreement. In the event either party calls for renegotiation, both New York City and the Company are required to negotiate any such changes in good faith. In the event an agreement cannot be reached upon any such renegotiation, the NYC Franchise Agreement will be subject to early termination on a date which would be one half of the number of days between the date of the notice to renegotiate and January 1, 2009.

    The Company was required to pay the City of New York an annual franchise fee at a rate of 10% of Gross Revenues per year for 1995 and 1996, 6% of Gross Revenues for 1997, currently pays 5% of Gross Revenues in 1998 and will pay 5% of Gross Revenues for each remaining year of the franchise. "Gross Revenues" is defined in the NYC Franchise Agreement as all revenues received directly or indirectly by the Company or any affiliate of the Company from or in connection with telecommunications services which originate in, terminate in, or transit New York City. Revenues that are generated from transmissions which transit New York City, but also include transmission through other areas, are to be pro-rated. The minimum franchise fee payable to the City of New York is $200,000 per annum.

    The NYC Franchise Agreement requires that the consent of the City of New York be obtained in connection with the acquisition of 5% or more of the shares of the Company by any person other than Mr. Stephen A. Garofalo, Metromedia, Mr. Howard M. Finkelstein or Mr. Peter Sahagen or any other 5% stockholder on the date of the consummation of the Offering. Accordingly, the City of New York would need to consent to the acquisition by any person of more than 5% of the Class A Common Stock.

    CONDUIT OCCUPANCY AGREEMENT. The Company entered into a non-exclusive conduit occupancy agreement (the "Conduit Occupancy Agreement") with Bell Atlantic in May 1993, authorizing the Company to install its cable facilities in Bell Atlantic's conduit system in New York. The Company is required to pay Bell Atlantic certain rates and charges pursuant to the terms of the agreement.

    The Conduit Occupancy Agreement, which had an initial term of 12 months but was to continue indefinitely if not affirmatively terminated by either party, is terminable without cause by either party upon three months' written notice. Under certain circumstances, a petition may be brought to the Public Services Commission requesting that it decide a dispute arising over termination prior to the termination of the Conduit Occupancy Agreement.

SALES AND MARKETING

    The Company's sales and marketing strategy includes (i) positioning itself as the communications carriers' carrier of choice, (ii) focusing on high dollar volume corporate and government customers and (iii) emphasizing the cost advantages which will allow the Company to lease its fiber optic infrastructure at fixed prices which represent potentially significant savings for its large volume carrier and corporate customers relative to their present build or buy alternatives. The Company also believes that communications carriers and corporate and government customers will be attracted to the Company's dark fiber product and its unmetered pricing structure. (Dark fiber is installed fiber optic cable which is not otherwise carrying a signal originated by the service provider (i.e., MFN), but which will carry a signal generated by the customer.) The Company intends to focus its sales and marketing efforts on carrier customers. However, the Company is currently in the process of hiring additional sales professionals to focus on both customer groups. As MFN constructs fiber optic networks in new cities, local sales professionals are expected to be hired to target regional corporate, government and carrier customers.

CUSTOMERS

    CARRIERS. The Company expects that communications carriers will account for a majority of its business. The Company currently targets the major carriers, such as resellers, data services, RBOCs, IXCs, CLECs, ISPs, wireless providers, and major information service providers. The Company believes it can compete effectively with other providers due to its rapid deployment, pricing, reliability, customer service and capacity of the MFN Network. The Company traditionally leases dark fiber to communications carriers, providing them with point-to-point and IXC point of presence ("POP") to end user non-switched access, which connects their customers to the Company's network, enabling them to eliminate or reduce costly access charges.

    The Company has entered into contracts with several communications carriers, including providers of wireless, cellular, interexchange and competitive local exchange services. In addition, the Company is currently in the process of negotiating agreements with certain other major communications carriers and will continue to target such carriers in the future.

    On June 3, 1997, the Company entered into an agreement with NextLink New York, L.L.C. ("NextLink"), a CLEC, that provides certain exclusive long-term rights to certain fiber strands in the NY Network. The agreement calls for MFN to provide NextLink with capacity over a portion of MFN's network at specified locations for twenty years (the "Term"), with an additional ten year option exercisable by the customer. In addition, the agreement permits the carrier to use additional fiber miles for additional charges and requires, under certain circumstances, the Company to construct and maintain extensions of up to two miles from the then-existing network. As compensation through the Term, the Company is to receive $11.0 million in scheduled upfront payments, a monthly recurring charge per terminated fiber strand terminating at certain additional locations, and an additional fiber charge per mile of additional fiber made available for the customer. Charges for the term of the option period are to be determined at market rates prevailing at the time the option is exercised.

    In April 1996, the Company entered into an agreement with U.S. One Communications ("U.S. One"), an IXC, pursuant to which it leases portions of its fiber optic network to U.S. One for an initial term lasting until December 20, 2008. U.S. One has the option to renew the agreement for an additional term of up to 13 years. Lease payments consisted of prepayments of $3.6 million. Lease payments for the additional term are payable only if U.S. One elects to renew the agreement, either monthly at a rate per fiber mile equal to the lowest lease rate charged by the Company to any lessee or in a lump sum payment equal to the present value of the lease payments, up to a maximum of $8.8 million plus a certain percentage based upon the consumer price index. The lump sum payment to be made by U.S. One is subject to adjustment if the Company has not completed the build-out of a portion of its network. During 1997 U.S. One was acquired by Winstar Communications.

    In February 1998, the Company entered into an agreement with an affiliate of NextLink to provide certain rights to multiple fibers and innerducts along various MFN routes for a period of 20 years with two ten-year renewals. This agreement provides this NextLink affiliate with the exclusive rights of use to certain fiber strands on intra-city routes in Metropolitan Philadelphia and Washington, D.C., an inter-city link between New York City and Washington, D.C. and additional routes in Metropolitan New York/New Jersey. Pursuant to the agreement, the Company is to receive $92.0 million in payments from the affiliate of NextLink, with $11.75 million paid upfront and $80.25 million to be placed in escrow and released to MFN periodically as delivery of the fibers and innerducts are completed during 1998 and 1999 in accordance with the agreement.

    CORPORATE/GOVERNMENT CUSTOMERS. The Company expects that its corporate and government customers, including members of the international financial and commercial community, will primarily be entities with multiple locations and high volume communications requirements. The Company expects to provide these customers with dedicated point-to-point communications that have the capacity to carry a wide range of communications services (e.g., high speed intranet access). The Company offers its high-bandwidth services to such customers at prices that are lower than those currently offered by regulated CLECs and ILECs. However, the Company's customers currently provide their own transmission or switching equipment.

    The Company believes it can effectively compete for corporate and government customers based upon price, non-metered usage, reliability and solutions tailored to the customers' needs. In addition, the Company's NY Network utilizes, and the Intra-City Networks will permit use of, SONET technology and offer reliability which the Company believes is generally superior to that provided by the ILECs. The Company currently has dark fiber infrastructure leasing arrangements with a variety of financial services firms, including investment and commercial banks, securities and accounting firms and a financial exchange, although installation of the dark fiber to be leased pursuant to certain of the contracts has not yet been completed by the Company.

COMPETITION

    Fiber optic systems are currently under construction both locally and nationally. In New York City, for example, seven franchisees have been granted the right to install and operate a telecommunications network within the city. Development of fiber optic networks is also continuing on a national scale; for example, one provider of fiber is currently in the midst of constructing a cross-continental long distance fiber optic network from Los Angeles to New York and another, Qwest Communications International, is constructing a fiber-based national backbone network which will connect more than 125 metropolitan areas and span approximately 16,285 miles. Other companies have also recently announced their intention to build national fiber-based networks.

    The construction of these networks enables their owners to lease access to their networks to other communications carriers or large corporate or government customers seeking high bandwidth capacity, without these customers having to incur costly expenditures associated with building networks of their own. Alternatively, some network owners may choose to use their infrastructure to provide switched voice and data services, competing directly with ILECs and IXCs. Currently, MFN does not provide such services or plan to provide such services.

    In New York City and the cities where MFN plans to deploy fiber optic communications networks, the Company faces significant competition from the ILECs, which currently dominate their local communications markets. The Company also faces competition from CLECs and other potential competitors in New York City and will face competition in the cities in which the Company plans to build its networks. Many of the Company's competitors have financial, management and other resources substantially greater than those of the Company, as well as other competitive advantages over the Company, including established reputations in the communications market.

    Various communications carriers already own fiber optic cables as part of their communications networks. Accordingly, each of these carriers could, and some do, compete directly with the Company in the market for leasing fiber capacity. In addition, although CLECs generally provide a wider array of services to their customers than the Company presently provides to its customers, CLECs nevertheless represent an alternative means by which a potential customer of the Company could obtain direct access to an IXC POP or other site of the customer's choosing. Thus, CLECs could compete with the Company.

    Some communications carriers and local cable companies have extensive networks in place that could be upgraded to fiber optic cable, as well as numerous personnel and substantial resources to undertake the requisite construction to so equip their networks. To the extent that communications carriers and local cable companies decide to equip their networks with fiber optic cable, they are potential direct competitors of the Company provided that these competitors are willing to offer this capacity to all of their customers.

    The Company believes that as competition in the local exchange market develops, a fundamental division between the needs of corporate, governmental and institutional end users and residential end users will drive the creation of differentiated communications services and service providers. The Company believes that the CLECs, IXCs, ISPs, wireless carriers and corporate and government customers on which it focuses will have distinct requirements, including maximum reliability, consistent high quality transmissions, capacity for high-speed data transmissions, diverse routing and responsive customer service. The Company believes that it will be able to satisfy the needs of such customers.

REGULATION

    On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act"), the most comprehensive reform of the nation's telecommunications laws since the Communications Act, was enacted. The 1996 Act has resulted in substantial changes in the marketplace for communications services that should be largely favorable to the Company.

    FEDERAL

    The 1996 Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on ILECs. The 1996 Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All LECs, including CLECs, have a duty to (i) not unreasonably limit the resale of their services, (ii) provide number portability if technically feasible, (iii) provide dialing parity to competing providers, and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings, (iv) provide access to poles, ducts, conduits and rights-of-way and (v) establish reciprocal compensation arrangements for the transport and termination of telecommunications. In addition to those general duties of all LECs, ILECs have duties to (i) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself, (ii) provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions, (iii) offer retail services at wholesale prices for the use of telecommunication carriers, (iv) provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability and
(v) provide for physical collocation. "Physical collocation" is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements. An ILEC must allocate reasonable amounts of space to carriers on a first-come first-served basis. If space limitations or practical or technical reasons prohibit physical collocation, an ILEC must offer "virtual collocation," by which the other carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment.

    The FCC adopted pricing and other guidelines to implement the interconnection provisions of the 1996 Act, but the 8th Circuit Court of Appeals recently vacated most of the FCC's guidelines. The 8th Circuit's decision is expected to be reviewed by the Supreme Court in its 1998-99 term. The responsibility for setting pricing and other guidelines with respect to interconnection has thus been left up to the individual state public service commissions. It is expected that varying pricing and guidelines will emerge from state to state, and some of these guidelines may eventually have an indirect adverse effect on the Company's business.

    Federal telecommunications law directly shapes the market in which the Company competes. Consequently, undesirable regulatory changes could adversely affect the Company's business, financial conditions and results of operations.

    Federal telecommunications law imposes special legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio." The Company believes that the leasing of dark fiber facilities does not constitute engaging in "communication by wire or radio" and therefore is not subject to these legal requirements. In any event, the Company does not intend to offer its dark fiber facilities as a common carrier. Common carriers are those who offer services directly to the public, or to all potential users on an indiscriminate basis subject to standardized rates, terms or conditions. The Company does not intend to offer its dark fiber services in this manner, but instead intends to enter into individualized negotiations on a selective basis with prospective lessees of its dark fiber facilities to determine whether and on what terms to serve each potential lessee. The Company therefore does not believe that its dark fiber offerings are subject to the common carrier jurisdiction of the FCC or to the common carrier provisions of the Communications Act.

    Federal telecommunications law also imposes special legal requirements on "telecommunications carriers." The law essentially defines "telecommunications carriers" as those offering certain telecommunication services "directly to the public" or to all potential users. The Company therefore believes that a company has to be a common carrier in order to be considered a telecommunications carrier. For the reasons stated above, the Company believes that it is neither a common carrier nor a telecommunications carrier with respect to its dark fiber service. Nevertheless, the law is not entirely clear as to, and the FCC has not definitively addressed whether, the term "telecommunications carriers" is meant to encompass only common carriers, and therefore whether a provider of dark fiber facilities on an individualized basis, like the Company, is a "telecommunications carrier." The FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with the Company, to clarify the status of dark fiber providers in this respect, and if the agency decides that such companies are telecommunications carriers, then the Company would be subject to certain additional regulatory requirements. These requirements may have a material adverse effect on the Company.

    If the Company's offering of dark fiber facilities were deemed to constitute a "telecommunications service," then its revenues from such leases to end users (but not to other telecommunication carriers) would become subject to assessment for the FCC's Universal Service Fund, a fund that was established by the FCC pursuant to the Telecom Act to assist in ensuring the universal availability of basic telecommunications services at affordable prices. Such assessments could create a liability equal to a percentage of these gross revenues. The Company anticipates that the rate of assessment will be approximately 4.5% of gross interstate end-user revenues for the year 1998, and may be higher in subsequent years). The Company also may be liable for assessments by state commissions for state universal service programs.

    With respect to its offering of telecommunications transmission services, however, the Company will likely operate as a common carrier and therefore will be subject to the regulatory requirements applicable to common carriers and to telecommunications carriers. For example, the Company will be required, with respect to its transmission services, to (1) provide such services indiscriminately upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; and (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services. The Company may also be required to file tariffs setting forth the rates for its services. Under current FCC policies, these regulatory requirements should not impose any substantial burdens on the Company. The FCC has recently determined, for example, that providers of "access" services (intracity transmission services used to originate and/or terminate interstate and foreign communications) need not file tariffs and may offer such services to customers on a private, contractual basis. Although the FCC's policies may be subject to change in the future due to regulatory, judicial, or legislative actions, and such changes could have a material adverse effect on the Company, the Company does not believe that regulation of its services at the federal level will have any detrimental effect on its competitiveness. The Company's revenues from transmission services will be subject to FCC Universal Service Fund assessments as described above, to the extent that these services are purchased by end users; since the revenues of the Company's competitors will be subject to comparable assessments; however, this should not reduce the Company's competitiveness.

    ILECs, CLECs and IXCs are subject to various federal telecommunications laws. Accordingly, federal telecommunications law may affect the Company's business by virtue of the inter-relationships that exist among the Company and many of these regulated telecommunications entities. For example, the FCC recently issued an order requiring, among other things, that common line access fees charged to IXCs, which previously amounted to more than what was necessary to recover the costs of providing access, shift from being usage driven to a fixed flat cost-based structure. While it is not possible to predict the precise effect the access charge changes will have on the Company's business or financial condition, the reforms will reduce access charges paid by IXCs, likely eliminating one of the principal disincentives for use of ILEC facilities by IXCs, which could have a material adverse effect on the use of the Company's fiber optic telecommunications networks by IXCs.

    The FCC has responsibility under the 1996 Act's interconnection provisions to determine what elements of an ILEC's network must be provided to competitors on an unbundled basis. The FCC has decided not to declare dark fiber an unbundled network element under these provisions. This decision is currently subject to petitions for reconsideration before the FCC. An FCC decision to alter this decision on reconsideration could decrease the demand for dark fiber provided by the Company. In addition, the FCC has announced that state commissions may decide to add network elements to the FCC's list of elements that are required to be unbundled by all carriers throughout the country.

    STATE

    The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. Notwithstanding the prohibition contained in the 1996 Act, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations. Nonetheless, this provision of the 1996 Act should enable the Company and customers of the Company to provide telecommunications services in states that previously prohibited competitive entry.

    States retain jurisdiction under the 1996 Act to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. States are also responsible for mediating and arbitrating CLEC-ILEC interconnection arrangements if voluntary agreements are not reached. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

    In arbitrating interconnection agreements under the 1996 Act between ILECs and their potential competitors, some state commissions have considered whether dark fiber should be considered an unbundled network element. For example, the New York Public Service Commission determined that it would not require Bell Atlantic to provide dark fiber as an unbundled network element. State commissions, including those in Florida, Maryland, North Carolina, and Virginia, also have either refused to require the ILECs to offer dark fiber to competitors, or have stated that the issue would be addressed at a later time. On the other hand, state commissions in Illinois, Massachusetts, Arizona, Georgia, Minnesota, Ohio, Oregon and Tennessee have found dark fiber to be a network element and required the ILECs to offer it on an unbundled basis to CLECs. There can be no assurance that these requirements, and the associated pricing methodologies, where applicable, will not reduce the demand for dark fiber provided by the Company.

    Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of certain telecommunications-related services as "common carriers," as "public utilities," or under similar rubrics. The Company believes that the offering of dark fiber facilities is not subject to this type of regulation in the states in which the Company currently intends to operate. However, the Company's offering of transmission services (as distinct from dark fiber capacity) likely will be subject to regulation in each of these jurisdictions to the extent that these services are offered for intra-state use. Even though many of the Company's facilities will be physically intra-state, the Company anticipates that most customers will use its facilities and services for the purpose of originating and/or terminating inter-state and foreign communications. Under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of inter-state or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation.

    Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. At present, the Company does not anticipate that the regulatory requirements to which it will be subject in the states in which the Company currently intends to operate will have any material adverse effect on its operations, although the Company will incur certain costs to comply with regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments. In some jurisdictions, the Company's pricing flexibility for intra-state services may be limited because of regulation, although the Company's direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on the Company.

    In response to the 1996 Act, Bell Atlantic "unbundled" its local loop in October 1996. As a result, carriers such as the Company will be permitted to access Bell Atlantic's existing wiring infrastructure in buildings on an economical basis, which the Company believes enhances the strategic value of the NY Network to potential customers. By virtue of the unbundling, Bell Atlantic must make a significant portion of its in-house apartment wiring available for $2 per month per apartment. The availability of an unbundled local loop will enable new carriers to enter the residential voice market on a competitive basis with Bell Atlantic.

    LOCAL

    In addition to federal and state laws, local governments exercise legal authority that may impact the Company's business. For example, local governments, such as the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with the Company's use of public rights-of-way. These regulations may have an adverse effect on the Company's business.

    INTERNATIONAL

    Various regulatory requirements and limitations also will influence the Company's business as it attempts to enter international markets.

    Although the Company has not fully determined its international business strategy, the Company has negotiated an agreement with a foreign firm that contemplates jointly acquiring and selling international, facilities-based telecommunications capacity between the U.S. and the United Kingdom. Depending on the Company's specific business plan in this arrangement, it is possible that the Company will become a U.S. international common carrier subject to U.S. regulation under Title II of the Communications Act. Under current FCC rules, international carriers that do not exercise market power and that are not affiliated with dominant foreign carriers are subject to relatively relaxed U.S. regulation as nondominant international carriers. As a common carrier, the Company would be subject to among other policies, the common carrier obligations of nondiscrimination. In addition, FCC rules prohibit U.S. carriers from bargaining for special concessions from certain foreign partners. The Company would also be required, under Sections 214 and 203 of the Communications Act, respectively, to obtain authority and file an international service tariff containing rates, terms and conditions prior to initiating service. As a nondominant carrier, the Company would be eligible to seek "global" authority to operate as facilities-based and/or resale carrier in an application subject to the FCC's streamlined processing rules. International carriers are also subject to certain annual fees and filing requirements, including the requirement to file contracts with other carriers including foreign carrier agreements, and reports setting forth international circuit, traffic and revenue data. Failure to obtain an appropriate U.S. license for international service or the revocation of a license could have a material adverse effect on the future operations of the Company.

    If the Company operates as an international common carrier, it will also be required to comply with FCC's International Settlements Policy ("INSP") which defines the permissible boundaries for U.S. carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The INSP is designed to eliminate a foreign carrier's opportunity to discriminate among different U.S. carriers by bargaining for accounting rates or other terms that benefit the foreign carrier but is inconsistent with the U.S. public interest. The INSP generally provides that U.S. carriers may only enter into foreign carrier agreements for the exchange of traffic that contain the same accounting rate and settlement rate (typically one-half of the accounting rate) offered to all other U.S. carriers. The INSP also requires U.S. carriers to adhere to the principle of proportionate return so that competing U.S. carriers have comparable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

    If the Company provides public switched services over international private lines, it would be subject to FCC rules governing such activity rather than to the INSP. These rules limit the Company from providing switched services over international private lines between the United States and certain countries and impose certain conditions on carriers engaging in such activity.

    The FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries, and reduce accounting rates toward cost. Among other things, the FCC has recognized the advent of competition in the U.K. market by designating the U.K. as a country that offers U.S. carriers effective competitive opportunities. The FCC has also amended its rules to reflect the U.S. participation in the WTO Agreement on Basic Telecommunications Services in which 72 countries have agreed to eliminate barriers to competition in their markets for basic telecommunications services. For example, the FCC has decided to permit U.S. carriers to enter into "flexible" termination arrangements with carriers in WTO countries, unless such arrangements would not promote competition. By taking these actions, the FCC has relaxed or eliminated regulatory limitations on many U.S. carrier services between U.S. and the U.K. (as well as between the U.S. and other members of the WTO). In addition, the FCC has established reduced "benchmark" rates for the amounts U.S. carriers will be allowed to pay to foreign carriers for terminating U.S.-originated traffic. As of January 1, 1999, U.S. carriers may ask the FCC to require that U.S. carriers pay foreign carriers in "high income" countries such as the United Kingdom no more than $.15 per minute to terminate such calls. Different rates would apply in different countries depending on the countries' wealth.

    Regulation of the international telecommunications industry is changing rapidly. The Company is unable to predict how the FCC will resolve the various pending international policy issues and the effect of such resolutions on the Company.

    The Company's international services would also be subject to regulation in the United Kingdom. U.K. regulation, as well as policies and regulations on the European Union level, would impose separate licensing, service and other conditions on the Company's international service operations, and these requirements may have a material adverse impact on the Company.

EMPLOYEES

    As of March 10, 1998, the Company employed 48 people. The Company's employees are not represented by any labor union. The Company considers its relationship with employees to be good.

ITEM 2. PROPERTIES

    The NY Network and its component assets are the principal properties currently owned by the Company. The Company owns substantially all of the communications equipment required for its business.

The Company's installed fiber optic cable is laid under the various rights-of-way held by the Company. See Item 1 "Business--Build-out of Networks--Rights-of-Way." Other fixed assets are located at various leased locations in geographic areas served by the Company.

    The Company's executive and administrative offices are located at its principal office at One North Lexington Avenue, White Plains, New York. MFN leases this space (currently 15,061 square feet, expandable to 21,336 square feet) under an agreement that expires in March 2003. The Company's sales offices are located at 110 East 42nd Street, New York, N.Y. under an agreement that expires in June 1998. The Company leases additional space at 60 Hudson Street, New York, New York, from Hudson Telegraph Associates.

ITEM 3. LEGAL PROCEEDINGS

    On or about April 18, 1997, Howard Katz, Realprop Capital Corp. and Evelyn Katz commenced an action against the Company, Stephen A. Garofalo, Peter Sahagen and Peter Silverman in the United States District Court for the Southern District of New York captioned KATZ, ET AL. v. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). (National Fiber Network, Inc. is the former name of the Company). On May 28, 1997, the plaintiffs filed an amended complaint and on September 15, 1997, the plaintiffs filed a second amended complaint, which, among other things, added Metromedia and Silverman, Collura, Chernis & Balzano, P.C. as defendants. The second amended complaint alleges causes of action for, among other things, common law fraud, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty and negligent misrepresentation, for alleged misrepresentations and omissions made in connection with the repurchase of the Katz Securities (as defined below under "Certain Relationships and Related Transactions"). The second amended complaint also contains allegations of corporate waste against the Company and Mr. Garofalo. Plaintiffs seek, among other things, compensatory damages of not less than $12 million, punitive damages in the amount of $100 million and, in the alternative, rescission of the purchase by the Company of 264,631 shares of Class A Common Stock and 207,883 warrants to acquire shares of Class A Common Stock. On October 31, 1997, all defendants moved to dismiss the second amended complaint. The motions were fully briefed as of December 12, 1997. The Company intends to vigorously defend itself against these allegations based on its belief that MFN acted appropriately in connection with the matters at issue in this litigation. No assurance can be made though, that the Company will not determine that the advantages of entering into a settlement outweigh the risks and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the Katz Litigation would have a material adverse effect on the 3 Company's financial condition or results of operations.

    On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with the sale by VCNY of 1,368,900 shares of Class A Common Stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgment asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A Common Stock which VCNY owns (or which may be rescinded to VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgment that a stockholders agreement between the Company, Stephen Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors, to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholders agreement to which Mr. Vento was a party had terminated and as a result Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $36 million, together with interest thereon, (ii) punitive damages in the amount of $50 million, and (iii) the declaratory judgments discussed above. The Company intends to vigorously defend itself against these allegations based on its belief that MFN acted appropriately in connection with the matters at issue in this litigation. No assurance can be made, though, that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

    In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually or in the aggregate, including the Katz Litigation and the VCNY Litigation, will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurances in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On October 28, 1997, the stockholders of the Company, pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, unanimously consented to the adoption of the following resolutions without a meeting:

    a. Election of David Rockefeller and Leonard White as directors of the Company. The terms of office of the following persons as directors of the Company continued after such election: Howard M. Finkelstein, Stephen A. Garofalo, Vincent A. Galluccio, John W. Kluge, Silvia Kessel, Stuart Subotnick and Arnold L. Wadler.

    b. Approval of the Company's Amended and Restated Certificate of Incorporation.

    c. Approval of the Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan.

    d. Approval of the exchange of 9,564,940 shares of the Company's old common stock, par value $.01 per share, for an equivalent number of Class A Common Stock.

    e. Approval of the exchange of 8,403.25 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share, for 4,260,486 shares of the Company's Class B Common Stock, par value $.01 per share.

    f. Approval of the exchange of 39,327 shares of Class B Common Stock for an equivalent number of shares of Class A Common Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    a. Since October 28, 1997, the Class A Common Stock has been listed and traded on the Nasdaq National Market (the "Nasdaq") under the symbol "MFNX." The following table shows the range of reported high and low closing prices per share of Class A Common Stock.

FISCAL 1997                                                                  HIGH ($)      LOW ($)
--------------------------------------------------------------------------  -----------  -----------
First Quarter.............................................................         N/A          N/A
Second Quarter............................................................         N/A          N/A
Third Quarter.............................................................         N/A          N/A
Fourth Quarter............................................................          24       14 7/8

    As of March 27, 1998, there were approximately 104 record holders of Class A Common Stock and two record holders of Class B Common Stock. The closing price for the Class A Common Stock on such date was $37.00 per share as reported on the Nasdaq National Market.

    On October 28, 1997, in connection with the Offering, the Company approved of two share exchanges pursuant to which 9,564,940 shares of the old common stock, par value $.01 per share, were exchanged for the same number of shares of Class A Common Stock and a total of 8,403.25 shares of the Series B Convertible Preferred Stock, par value $.01 per share of the Company were exchanged for 4,260,486 shares of the Company's Class B Common Stock. Immediately thereafter, two shareholders converted an aggregate of 39,327 shares of Class B Common Stock into an equivalent number of shares of Class A Common Stock. These exchanges were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof.

    DIVIDENDS. The Company has never declared or paid any cash dividends on its Class A Common Stock and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of its business. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by the Company's Board. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    b. USE OF PROCEEDS. On November 3, 1997, the Company successfully completed the Offering of 9,108,000 shares of Class A Common Stock. The principal underwriters in connection with the Offering included Salomon Brothers Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Deutsche Morgan Grenfell Inc. The aggregate offering price was $145,728,000 and the aggregate underwriting discount was $10,200,960. The Offering generated net proceeds to the Company of approximately $135.5 million, before deducting other offering expenses. The shares sold through the Offering were registered pursuant to a registration statement on Form S-1 (Registration No. 333-33653) which was declared effective on October 28, 1997. The Offering terminated on November 3, 1997 after all 9,108,000 shares of Class A Common Stock were sold.

    The following table sets forth all expenses paid by the Company, other than underwriting discounts and commissions, in connection with the issuance and distribution of the shares sold through the Offering. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the

Company or their associates, persons owning equity securities of the Company, or an affiliate of the Company.

Securities and Exchange Commission registration fee.............  $  44,160
NASD filing fee.................................................     15,429
Nasdaq National Market listing fee..............................     50,000
Printing and engraving expenses.................................    453,331
Legal fees and expenses.........................................    456,175
Accounting fees and expenses....................................    264,680
Transfer Agent and Registrar fees and expenses..................      2,750
Director and Officers Liability Coverage........................    316,800
Miscellaneous...................................................     45,092
                                                                  ---------
      Total.....................................................  $1,648,417
                                                                  ---------
                                                                  ---------

    Net proceeds to the Company after deducting offering expenses and underwriting discounts totaled $133.9 million. Such net proceeds will be used primarily for capital expenditures associated with the build-out of the MFN Network, the development and introduction of new services and for general corporate and working capital purposes. See "Item 1. Business." As of December 31, 1997, all of the proceeds have been invested as follows (amounts are estimated):

Capital Expenditures..........................................  $       -0-
Working Capital...............................................          -0-
Temporary Investments
  Offshore Time Deposits......................................  111,004,867
  US Government Agency Notes..................................   22,895,133
                                                                -----------
      Total Proceeds Used.....................................  $133,900,000

    None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning equity securities of the Company, or an affiliate of the Company.

    The Company is not currently, and does not expect as a result of the Offerings to become, subject to the registration requirements of the Investment Company Act of 1940.

ITEM 6. SELECTED FINANCIAL DATA

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below for the Company for the years ended December 31, 1997, 1996, and 1995 and as of December 31, 1997 and 1996, is derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company for the year ended December 31, 1994 and the period ended December 31, 1993 and as of December 31, 1995, 1994 and 1993 are derived from consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere herein.

                                                                                                  PERIOD FROM
                                                                                                    APRIL 8,
                                                                                                      1993
                                                                                                    (DATE OF
                                                                                                   INCEPTION)
                                                         FISCAL YEAR ENDED DECEMBER 31,                TO
                                                 -----------------------------------------------  DECEMBER 31,
                                                    1997         1996         1995       1994         1993
                                                 -----------  -----------  ----------  ---------  ------------
Statement of Operations Data
Revenue........................................  $ 2,524,311  $   236,082  $   56,149  $  --       $   --
Expense:
  Cost of sales................................    3,572,005      698,793      --         --           --
  Selling, general and administrative..........    6,303,041    2,070,345   3,886,568    874,000      188,000
  Consulting and employment incentives (a).....   19,218,591    3,652,101      --         --           --
  Depreciation and amortization................      757,133      612,530     161,576     --           --
Loss from operations...........................  (27,326,459)  (6,797,687) (3,991,995)  (874,000)    (188,000)
Interest income (expense) net..................    1,067,221   (3,561,010)   (327,106)    --           --
Net loss.......................................  $(26,259,238) $(10,358,697) $(4,319,101) $(874,000)  $ (188,000)

Net loss applicable to common stockholders per
  share-basic and diluted......................  $     (2.22) $     (1.16) $    (0.70) $   (0.15)  $    (0.12)
Number of shares of common stock assumed
  outstanding (b)..............................   11,861,728    8,964,563   6,207,235  5,833,973    1,521,000

                                                                      AS OF DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    1997         1996         1995         1994        1993
                                                 -----------  -----------  -----------  ----------  ----------
BALANCE SHEET DATA
Current assets.................................  $140,957,096 $   645,114  $   254,056  $  271,000  $   21,000
Working capital (deficiency)...................  133,521,362  (12,887,341) (11,541,561) (1,735,000) (1,583,000)
Fiber optic transmission network and related
  equipment, net...............................   15,083,510    6,368,653    5,884,679   2,288,000   1,740,000
Property and equipment, net....................      759,014      525,268      467,631      --          --
Total assets...................................  167,377,690    7,977,506    7,077,020   2,952,000   2,068,000
Long-term debt.................................      --           --           --        1,968,000     642,000
Total liabilities..............................   17,836,757   14,835,422   12,412,758   3,974,000   2,246,000
Stockholders' equity (deficiency)..............  149,540,933   (6,857,916)  (5,335,738) (1,022,000)   (178,000)

------------------------

(a) Represents value of common stock, warrants and options issued to consultants and officers to provide services to the Company.

(b) Based upon the weighted average shares outstanding after giving retroactive effect to stock splits; see Note 1 to "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1997. This information should be read in conjunction with the "Item 6. Selected Financial Data" and the Company's consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

STATEMENT ON FORWARD-LOOKING INFORMATION

    Certain information included herein contains statements that constitute "forward-looking statements." For a related discussion, see "Part I. Special Note Regarding Forward-Looking Statements."

GENERAL

    The Company is a facilities-based provider of technologically advanced, high-bandwidth fiber optic communications infrastructure to carrier and corporate/government customers, primarily in the form of leased fiber optic cables and circuits. The Company currently operates a 107 route mile fiber optic network within the New York/New Jersey metropolitan area which consists of in excess of 27,000 fiber miles. The company plans to expand its existing network within the next two years to encompass approximately 229,000 fiber miles, in excess of 650 route miles, concentrated in the northeastern United States. The planned build-out will include intra-city fiber optic networks in Washington, D.C., Chicago and Philadelphia, as well as an inter-city network between New York and Washington, D.C. In the fourth quarter of 1997, the Company entered into the MFN/Racal Joint Venture to provide broadband transatlantic communication services to their respective customers. The Company anticipates that initial service, which will include fiber optic international leased line, ranging in capacity from 2Mb to 45Mb, will be available by the second quarter of 1998. See "Item 1. Business."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

    Revenues for 1997 were $2,524,311, a 969% increase as compared to 1996 revenues of $236,082. The revenue increase was generated by one time revenues associated with commencement of services to customers as well as increased recurring lease revenues which reflects the growth in the number of customers.

    Cost of sales for 1997 were $3,572,005, an increase of 411% versus the $698,793 which was recorded as cost of sales in 1996. The increase in cost of sales was associated with the increased revenues. Cost of sales as a percentage of revenues improved to 142% in 1997 from 296% in 1996. The improvement in cost of sales as a percentage of revenues reflects the increases in revenue outdistancing the increases in cost, as the components of cost were mostly of a fixed nature.

    Selling, general and administrative expenses increased to $6,303,041 in 1997 from $2,070,345 in 1996, a 204% increase. This increase resulted primarily from increased legal expenses as a result of the increased business activities within the Company and increased staffing to accommodate the Company's anticipated growth.

    Consulting and employment incentives expense of $19,218,591 was recorded in 1997 versus $3,652,101 in 1996. The 1997 expense represents the value of stock options issued to key employees, officers, directors and consultants in order to attract or retain their services. The amount recorded in 1996 reflects the expense associated with issuance of stock and warrants to consultants in consideration for services rendered.

    Depreciation and amortization expense was $757,133 in 1997 as compared to $612,530 in 1996. The increase in depreciation and amortization expense resulted from increased investment in the Company's fiber optic network.

    Interest income of $1,808,007 was recorded in 1997 versus no interest income during 1996. The interest income in 1997 arose from the investment of the Company's excess cash during the year. In 1996, the Company had no excess cash to invest and, accordingly, earned no interest income. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Use of Proceeds."

    Interest expense (including financing costs) decreased in 1997 to $740,786 from $3,561,010 in 1996. The decrease in interest expense reflects the repayment of all of the Company's debt during the year with the proceeds of the Metromedia Investment, as well as lower financing costs.

    A net loss of $26,259,238 was recorded in 1997 versus a net loss of $10,358,697 in 1996. The increase in the net loss was primarily attributable to costs associated with organizing to meet the growth objectives of the Company. In particular, such costs include the consulting and employment incentive, described above, to attract and retain key employees, officers and directors, as well as increased overhead to meet the Company's growth objectives.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

    During the year ended December 31, 1995, the Company was in its early development stage and did not generate its first revenues until the last three months of 1995 when customers began using the Company's facilities.

    Total revenues increased to $236,082 for the year ended December 31, 1996 from $56,149 for the year ended December 31, 1995, representing an increase of $179,933. The increase in revenue was due primarily to an increase in the number of customers.

    Cost of sales was $698,793 for the year ended December 31, 1996. There were no cost of sales recorded for the year ended December 31, 1995. The increase was primarily attributable to the inclusion of franchise fees and easement costs in cost of sales for 1996. In prior years such fees were classified as selling, general and administrative expense.

    Selling, general and administrative expenses decreased to $2,070,345 for the year ended December 31, 1996 from $3,886,568 for the year ended December 31, 1995, representing a decrease of $1,816,223.

    Consulting and employment incentives were $3,652,101 for the year ended December 31, 1996 versus none in 1995, reflecting the Company's issuance of equity instruments for consulting services.

    Depreciation and amortization increased to $612,530 for the year ended December 31, 1996 from $161,576 for the year ended December 31, 1995, representing an increase of $450,954. Certain components of depreciation and amortization are recognized by the Company upon commencement of service to customers, which did not occur until late 1995. As a result, depreciation and amortization in 1996 was larger than it was in 1995 due to the inclusion of a full year of depreciation and amortization for such customers.

    Interest Expense (including financing costs) increased to $3,561,010 for the year ended December 31, 1996 from $327,106 for the year ended December 31, 1995, representing an increase of $3,233,904. This increase was a result of additional debt incurred in 1996 to finance construction of the NY Network and to fund the operations of the Company.

    Net Loss increased to $10,358,697 for the year ended December 31, 1996 from $4,319,101 for the year ended December 31, 1995, representing an increase of $6,039,596. The increase in net loss is attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    On November 3, 1997, the Company generated net proceeds of $133.9 million in the Offering of 9,108,000 shares of its Class A Common Stock, after deducting the underwriters' commission and expenses relating to the Offering.

    During 1997, the Company utilized approximately $7.7 million for operating activities primarily to prepay a long term, non-exclusive right-of-way in order to build-out a portion of its network and also to meet the growth objectives of the Company. A portion of the operating activities were funded by advance payments received from customers. In addition, the Company utilized approximately $9.8 million in 1997 for investing activities, primarily to build-out the Company's network. In 1997, approximately $155.9 million of cash flows were provided by financing activities reflecting the net proceeds of the Offering, as discussed above, and by the equity investment in MFN of $32.5 million made by Metromedia Company and certain of its affiliates on April 30, 1997, a portion of which was utilized to repay all the outstanding debt of the Company and purchase all of the Company's Series A preferred stock outstanding at April 30, 1997.

    Cash used in operating activities during 1996 was approximately $2.75 million as compared to approximately $1.3 million in 1995. Cash was utilized in both years to support the operations through the Company's startup phase. Cash flows used in investing activities were approximately $1.1 million in 1996 and approximately $4.2 million in 1995. The investing activities cash outflows in both years were primarily used for the building of the Company's New York City Network. Financing activities provided cash flows of approximately $4.3 million in 1996 and approximately $5.2 million in 1995 with the issuance of equity in 1996 and the issuance of debt in both 1996 and 1995. The cash flows from financing activities in both 1996 and 1995 were utilized to fund the Company's operating and investing activities.

    The Company anticipates that it will continue to incur net operating losses as it expands the NY Network, constructs additional networks and markets its services to an expanding customer base. The Company anticipates spending approximately $124.0 million through 1998 on the build-out of its fiber optic network. Cash provided by operations will not be sufficient to fund the expansion and development of networks as currently planned and as a result the Company intends to use cash on hand and the net proceeds of the Offering to fund this expansion and development; Management believes that the cash on hand as of December 31, 1997 along with cash generated in 1998 (including advance customer payments), will be sufficient to fund the Company's planned build-out of its fiber optic network and its other working capital needs through the year ended December 31, 1998. The Company may also consider from time to time private or public sales of additional equity or debt securities of the Company and bank financings, depending upon market conditions, in order to finance the continued build-out of its network. There can be no assurance that the Company will be able to successfully consummate any such financing at all, or on acceptable terms. Accordingly, the Company expects to continue experiencing net operating losses and negative cash flows for the foreseeable future.

    The Company has completed an assessment of its exposure to the "year 2000" computer problem. Based on this assessment, the Company believes that no critical software systems will be impacted by this situation. Systems currently in use are already "year 2000" compliant. Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the "year 2000" problem, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the "year 2000" problem. Nonetheless, the Company believes that the "year 2000" issue will not have a material impact on MFN's business operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company will be required to provide both quantitative and qualitative disclosures about market risk in its Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors.......................................................          25

Consolidated Balance Sheets as of December 31, 1997 and 1996..........................          27

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995....................................................          28

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995....................................................          29

Consolidated Statements of Changes in Stockholders'
  Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995............          30

Notes to Consolidated Financial Statements............................................          32

Schedule II, Valuation and Qualifying Accounts........................................          47

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

  Metromedia Fiber Network, Inc.

    We have audited the accompanying consolidated balance sheets of Metromedia Fiber Network, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a) These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metromedia Fiber Network, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       Ernst & Young LLP

New York, New York
March 16, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

    Metromedia Fiber Network, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1995 of Metromedia Fiber Network, Inc. and Subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1995 of Metromedia Fiber Network, Inc. and Subsidiary in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring losses, operating history and significant working capital deficiency, including significant amounts of past due payables, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                        M.R. Weiser & Co. LLP

New York, New York
June 26, 1996

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1997           1996
                                                                                     --------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  138,846,458  $     464,324
  Prepaid expenses.................................................................         885,291       --
  Accounts receivable..............................................................         836,628        180,790
  Other current assets.............................................................         388,719       --
                                                                                     --------------  -------------
      Total current assets.........................................................     140,957,096        645,114
Fiber optic transmission network and related equipment, net........................      15,083,510      6,368,653
Non-current prepaid expenses.......................................................       9,485,855       --
Property and equipment, net........................................................         759,014        525,268
Restricted cash....................................................................         550,000       --
Franchise costs, net...............................................................         274,948        299,941
Investment in/advance to Joint Venture.............................................          56,015       --
Other assets.......................................................................         211,252        138,530
                                                                                     --------------  -------------
      Total assets.................................................................  $  167,377,690  $   7,977,506
                                                                                     --------------  -------------
                                                                                     --------------  -------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)
Current liabilities:
  Accounts payable.................................................................  $    3,072,091  $   5,256,929
  Accrued expenses.................................................................       3,090,010        683,227
  Current portion of deferred revenue..............................................       1,183,633       --
  Current portion of settlement agreement..........................................          90,000        115,000
  Notes payable....................................................................        --            7,358,000
  Due to related parties...........................................................        --              119,299
                                                                                     --------------  -------------
      Total current liabilities....................................................       7,435,734     13,532,455
Settlement agreement, net of current portion.......................................          90,000        180,000
Deferred revenue...................................................................      10,311,023      1,107,724
Other..............................................................................        --               15,243

Commitments and Contingencies
Stockholders' equity (deficiency):
Preferred stock, $.10 par value, authorized 2,000,000 shares, none and 150,000
  shares issued and outstanding, respectively......................................        --               15,000
Common stock, $.01 par value; authorized 60,000,000 shares; none and 10,001,310
  shares issued and outstanding, respectively......................................        --              100,013
Class A common stock, $.01 par value; authorized 180,000,000 shares; 18,724,142
  shares and none issued and outstanding, respectively.............................         187,241       --
Class B common stock, $.01 par value; authorized 20,000,000 shares; 4,221,159
  shares and none issued outstanding, respectively.................................          42,212       --
Additional paid-in capital.........................................................     192,534,268      8,766,506
Accumulated deficit................................................................     (43,222,788)   (15,739,435)
                                                                                     --------------  -------------
      Total stockholders' equity (deficiency)......................................     149,540,933     (6,857,916)
                                                                                     --------------  -------------
        Total liabilities and stockholders' equity (deficiency)....................  $  167,377,690  $   7,977,506
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                            SEE ACCOMPANYING NOTES.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
Revenues..........................................................  $   2 ,524,311  $      236,082  $      56,149
Expenses:
  Cost of sales...................................................       3,572,005         698,793       --
  Selling, general and administrative.............................       6,303,041       2,070,345      3,886,568
  Consulting and employment incentives............................      19,218,591       3,652,101       --
  Depreciation and amortization...................................         757,133         612,530        161,576
                                                                    --------------  --------------  -------------
Loss from operations..............................................     (27,326,459)     (6,797,687)    (3,991,995)
Interest income...................................................       1,808,007        --             --
Interest expense (including financing costs)......................        (740,786)     (3,561,010)      (327,106)
                                                                    --------------  --------------  -------------
Net loss..........................................................  $  (26,259,238) $  (10,358,697) $  (4,319,101)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Net loss per share-basic and diluted..............................  $        (2.22) $        (1.16) $       (0.70)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                            SEE ACCOMPANYING NOTES.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................  $  (26,259,238) $  (10,358,697) $  (4,319,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization.................................         757,133         612,530        161,576
    Stock, options and warrants issued for services...............      19,438,627       5,395,132       --
Changes in operating assets and liabilities:
      Accounts receivable.........................................        (655,838)          1,928       (182,718)
      Due to related parties......................................        (119,299)       (177,680)      (377,243)
      Prepaid expenses............................................     (10,371,146)         65,425        (44,674)
      Accounts payable and accrued expenses.......................         221,945       1,516,723      2,417,155
      Settlement agreements.......................................        (115,000)       (581,146)       876,146
      Advance payments received from customers....................      10,386,932         832,690        275,034
      Restricted Cash.............................................        (550,000)       --             --
      Other.......................................................        (396,463)        (52,495)       (96,992)
                                                                    --------------  --------------  -------------
    Net cash used in operating activities.........................      (7,662,347)     (2,745,590)    (1,290,817)
                                                                    --------------  --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission network and
  related equipment...............................................      (9,355,912)       (974,107)    (3,709,928)
Deposit on fiber optic cable order................................         (86,771)       --             --
Investment in/advance to joint venture............................         (56,015)       --             --
Capital expenditures on property and equipment....................        (318,281)        (95,356)      (476,378)
                                                                    --------------  --------------  -------------
    Net cash used in investing activities.........................      (9,816,979)     (1,069,463)    (4,186,306)
                                                                    --------------  --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock............................     133,974,844         123,500       --
Proceeds from issuance of preferred stock and warrants............      32,500,000       2,025,000       --
Dividends paid on preferred stock.................................         (76,562)       --             --
(Repayments) proceeds from notes payable-private placement........      (1,408,000)         25,000      1,383,000
(Repayments) of notes payable.....................................      (5,950,000)     (3,350,036)      --
Proceeds from notes payable.......................................        --             5,450,000      3,850,036
Purchase of common stock..........................................      (1,140,384)       --             --
Purchase of preferred stock.......................................      (2,038,438)       --             --
                                                                    --------------  --------------  -------------
    Net cash provided by financing activities.....................     155,861,460       4,273,464      5,233,036
                                                                    --------------  --------------  -------------
Net increase in cash and cash equivalents.........................     138,382,134         458,411       (244,087)
Cash and cash equivalents--beginning of period....................         464,324           5,913        250,000
                                                                    --------------  --------------  -------------
Cash and cash equivalents--end of period..........................  $  138,846,458  $      464,324  $       5,913
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Supplemental information: Interest paid...........................  $    1,145,416  $      996,060  $      67,149
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
                       Income taxes paid..........................  $     --        $     --        $    --
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                            SEE ACCOMPANYING NOTES.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

                                         SERIES A                SERIES B                                       CLASS A
                                     PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK           COMMON STOCK
                                   --------------------  ------------------------  ---------------------  --------------------
                                    SHARES     AMOUNT      SHARES       AMOUNT       SHARES     AMOUNT     SHARES     AMOUNT
                                   ---------  ---------  -----------  -----------  ----------  ---------  ---------  ---------
Balance at December 31, 1994.....     --      $  --          --        $  --        6,084,000  $  60,840     --      $  --
  Issuance of common stock as an
    inducement for entering into
    a loan agreement.............     --         --          --           --          155,994      1,560     --         --
  Net loss for the year..........     --         --          --           --           --         --         --         --
                                   ---------  ---------  -----------         ---   ----------  ---------  ---------  ---------
Balance at December 31, 1995.....     --         --          --           --        6,239,994     62,400     --         --
  Issuance of common stock in
    1996 for legal services
    rendered.....................     --         --          --           --          491,105      4,911     --         --
  Issuance of common stock and
    warrants in conjunction with
    sale of Senior Subordinated
    Notes in 1996................     --         --          --           --          381,087      3,811     --         --
  Issuance of shares to holder of
    Senior Subordinated Notes in
    exchange for warrants........     --         --          --           --          228,150      2,282     --         --
  Issuance of common stock in
    April 1996 to extend maturity
    of private placement
    Subordinated Notes...........     --         --          --           --           59,359        594     --         --
  Issuance of common stock in
    exchange for management
    services.....................     --         --          --           --        1,521,000     15,210     --         --
  Issuance of additional common
    stock to the holder of the
    Senior Subordinated Notes in
    connection with antidilution
    provisions...................     --         --          --           --           38,025        380     --         --
  Issuance of common stock in
    April 1996 and July 1996 in
    connection with the exercise
    of warrants..................     --         --          --           --          190,543      1,905     --         --
  Issuance of common stock to
    related electrical contractor
    in May 1996 as payment for
    services.....................     --         --          --           --          456,300      4,563     --         --
  Issuance of common stock to
    majority shareholder in May
    1996 in exchange for debt....     --         --          --           --          152,100      1,521     --         --
  Sale of common stock and
    warrants in June 1996........     --         --          --           --           38,025        380     --         --
  Issuance of common stock in
    July 1996 in exchange for
    services rendered............     --         --          --           --           12,168        122     --         --
  Issuance of common stock for
    services rendered............     --         --          --           --          182,520      1,825     --         --
  Sale of common stock in
    September 1996...............     --         --          --           --           10,934        109     --         --

                                          CLASS B
                                        COMMON STOCK       ADDITIONAL
                                   ----------------------    PAID-IN    ACCUMULATED
                                    SHARES      AMOUNT       CAPITAL      DEFICIT       TOTAL
                                   ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1994.....     --       $  --       $   (20,840)  $(1,061,637) $(1,021,637)
  Issuance of common stock as an
    inducement for entering into
    a loan agreement.............     --          --             3,440       --            5,000
  Net loss for the year..........     --          --           --        (4,319,101)  (4,319,101)
                                   ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1995.....     --          --           (17,400)  (5,380,738)  (5,335,738)
  Issuance of common stock in
    1996 for legal services
    rendered.....................     --          --           902,390       --          907,301
  Issuance of common stock and
    warrants in conjunction with
    sale of Senior Subordinated
    Notes in 1996................     --          --           685,202       --          689,013
  Issuance of shares to holder of
    Senior Subordinated Notes in
    exchange for warrants........     --          --            (2,282)      --           --
  Issuance of common stock in
    April 1996 to extend maturity
    of private placement
    Subordinated Notes...........     --          --           106,728       --          107,322
  Issuance of common stock in
    exchange for management
    services.....................     --          --         2,744,790       --        2,760,000
  Issuance of additional common
    stock to the holder of the
    Senior Subordinated Notes in
    connection with antidilution
    provisions...................     --          --              (380)      --           --
  Issuance of common stock in
    April 1996 and July 1996 in
    connection with the exercise
    of warrants..................     --          --            (1,905)      --           --
  Issuance of common stock to
    related electrical contractor
    in May 1996 as payment for
    services.....................     --          --           688,324       --          692,887
  Issuance of common stock to
    majority shareholder in May
    1996 in exchange for debt....     --          --           598,479       --          600,000
  Sale of common stock and
    warrants in June 1996........     --          --            99,620       --          100,000
  Issuance of common stock in
    July 1996 in exchange for
    services rendered............     --          --            21,078       --           21,200
  Issuance of common stock for
    services rendered............     --          --           332,975       --          334,800
  Sale of common stock in
    September 1996...............     --          --            23,391       --           23,500

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                  (CONTINUED)

                                       SERIES A                SERIES B                                       CLASS A
                                   PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK           COMMON STOCK
                                 --------------------  ------------------------  ---------------------  --------------------
                                  SHARES     AMOUNT      SHARES       AMOUNT       SHARES     AMOUNT     SHARES     AMOUNT
                                 ---------  ---------  -----------  -----------  ----------  ---------  ---------  ---------
  Issuance of warrants for
    legal services rendered (to
    purchase 152,100 shares at
    $0.06 per share)...........     --         --          --           --           --         --         --         --
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    94,302 shares at $5.92 per
    share).....................     --         --          --           --           --         --         --         --
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    190,543 shares at $.006 per
    share).....................     --         --          --           --           --         --         --         --
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    107,078 shares at $8.00 per
    share).....................     --         --          --           --           --         --         --         --
  Sale of preferred stock with
    warrants in December
    1996.......................  150,000       15,000      --           --           --         --         --         --
Net loss for the year..........     --         --          --           --           --         --         --         --
                                 ---------  ---------  -----------       -----   ----------  ---------  ---------  ---------
Balance at December 31, 1996...  150,000       15,000      --           --       10,001,310    100,013     --         --
  Issuance of common stock in
    connection with the
    exercise of warrants.......     --         --          --           --          152,100      1,521     --         --
  Issuance of options to
    employees, officers and
    directors (to purchase
    3,095,235 shares)..........     --         --          --           --           --         --         --         --
  Issuance of warrants in
    connection with debt
    extension (to purchase
    57,682 shares at $8.00 per
    share).....................     --         --          --           --           --         --         --         --
  Dividends on preferred
    stock......................     --         --          --           --           --         --         --         --
  Repurchase and retirement of
    Series A preferred stock
    and warrants...............  (150,000 )   (15,000)     --           --           --         --         --         --
  Repurchase and retirement of
    common stock and warrants..     --         --          --           --         (588,470)    (5,885)       (17)    --
  Sales of Series B preferred
    stock......................     --         --           8,403           84       --         --         --         --
  Initial Public Offering......     --         --          --           --           --         --      9,108,000     91,080
  Conversion of Common Stock to
    Series A Common Stock......     --         --          --           --       (9,564,940)   (95,649) 9,564,940     95,649
  Conversion of Series B
    Preferred Stock to Series A
    and B Common Stock.........     --         --          (8,403)         (84)      --         --         39,327        393
  Issuance of common stock in
    connection with the
    exercise of warrants.......     --         --          --           --           --         --         11,892        119
Net loss for the year..........     --         --          --           --           --         --         --         --
                                 ---------  ---------  -----------       -----   ----------  ---------  ---------  ---------
Balance at December 31, 1997...     --      $  --          --        $  --           --      $  --      18,724,142 $ 187,241
                                 ---------  ---------  -----------       -----   ----------  ---------  ---------  ---------
                                 ---------  ---------  -----------       -----   ----------  ---------  ---------  ---------

                                        CLASS B
                                      COMMON STOCK       ADDITIONAL
                                 ----------------------    PAID-IN    ACCUMULATED
                                  SHARES      AMOUNT       CAPITAL      DEFICIT        TOTAL
                                 ---------  -----------  -----------  ------------  -----------
  Issuance of warrants for
    legal services rendered (to
    purchase 152,100 shares at
    $0.06 per share)...........     --          --           200,000       --           200,000
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    94,302 shares at $5.92 per
    share).....................     --          --            13,640       --            13,640
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    190,543 shares at $.006 per
    share).....................     --          --           250,550       --           250,550
  Issuance of warrants in
    connection with debt
    issuance (to purchase
    107,078 shares at $8.00 per
    share).....................     --          --           111,306       --           111,306
  Sale of preferred stock with
    warrants in December
    1996.......................     --          --         2,010,000       --         2,025,000
Net loss for the year..........     --          --           --       (10,358,697)  (10,358,697)
                                 ---------  -----------  -----------  ------------  -----------
Balance at December 31, 1996...     --          --         8,766,506  (15,739,435)   (6,857,916)
  Issuance of common stock in
    connection with the
    exercise of warrants.......     --          --             8,479       --            10,000
  Issuance of options to
    employees, officers and
    directors (to purchase
    3,095,235 shares)..........     --          --        19,218,591       --        19,218,591
  Issuance of warrants in
    connection with debt
    extension (to purchase
    57,682 shares at $8.00 per
    share).....................     --          --           220,036       --           220,036
  Dividends on preferred
    stock......................     --          --           --           (76,562)      (76,562)
  Repurchase and retirement of
    Series A preferred stock
    and warrants...............     --          --        (2,010,000)     (13,438)   (2,038,438)
  Repurchase and retirement of
    common stock and warrants..     --          --              (384)  (1,134,115)   (1,140,384)
  Sales of Series B preferred
    stock......................     --          --        32,499,916       --        32,500,000
  Initial Public Offering......     --          --       133,787,543       --       133,878,623
  Conversion of Common Stock to
    Series A Common Stock......     --          --           --            --           --
  Conversion of Series B
    Preferred Stock to Series A
    and B Common Stock.........  4,221,159      42,212       (42,521)      --           --
  Issuance of common stock in
    connection with the
    exercise of warrants.......     --          --            86,102       --            86,221
Net loss for the year..........     --          --           --       (26,259,238)  (26,259,238)
                                 ---------  -----------  -----------  ------------  -----------
Balance at December 31, 1997...  4,221,159   $  42,212   $192,534,268 ($43,222,788) $149,540,933
                                 ---------  -----------  -----------  ------------  -----------
                                 ---------  -----------  -----------  ------------  -----------

                            SEE ACCOMPANYING NOTES.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LINE OF BUSINESS

    Metromedia Fiber Network, Inc. (formerly National Fiber Network, Inc.) and its subsidiaries (the "Company") was granted a nonexclusive right from the City of New York, effective December 20, 1993, to provide telecommunication services and construct a fiber optic network for the purpose of providing these services. In October 1995, the basic backbone of the Fiber Optic Cable Network in the City of New York was completed and the Company began servicing its customers.

    The Company entered into a joint venture agreement with Racal
Telecommunications, Inc. ("Racal") on November 26, 1997. The joint venture will enable the Company and Racal to provide broadband transatlantic communication services, between New York and London, to their respective customers. Racal is part of the Racal Electronics Group which is headquartered in the United Kingdom.

    The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On April 30,1997 the Company sold 8,403.325 shares of Series B preferred shares in exchange for $32,500,000 in cash. Prior thereto, the Company had working capital deficiencies and stockholders' deficiencies. Further, substantially all of its trade payables and certain current liabilities were past due. These factors, prior to the April 1997 sale of preferred stock, raised substantial doubt about the Company's ability to continue as a going concern.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and it subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The investment in the Racal joint venture in which the Company owns 50% is accounted for by the equity method. Certain balances have been restated to conform to the current period presentation.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    For purposes of the consolidated financial statements the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

    The fiber optic transmission network and related equipment are stated at cost. Costs in connection with the installation and expansion of the network are capitalized. Depreciation is computed using the straight-line method through the life of either the franchise agreement or right of way for the related network.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

FRANCHISE COSTS

    Amortization of franchise costs on the New York City Network began upon commencement of service to customers and is computed on the straight-line method through December 20, 2008 (159 months), the expiration date of the franchise agreement.

ORGANIZATION COSTS

    Costs incurred in connection with the organization of the company were capitalized and are being amortized over five years on a straight-line basis.

LONG-LIVED ASSETS

    The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company.

INCOME TAXES

    The Company recognizes deferred tax liabilities and assets, if any, for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criterion.

RECAPITALIZATIONS

    On February 17, 1995, the Company effected a 4,000-for-one stock split of its outstanding shares of common stock. In April 1997, the Company increased its authorized common stock of $.01 par value to 60,000,000 shares; in addition, authorized preferred stock with a par value of $.01 was increased to 2,000,000 shares. On April 29, 1997, the Company effected a 3-for-one stock split of its outstanding shares of common stock. In September 1997, the Company effected a
 .507-for-1 reverse stock split of its common stock. On October 28, 1997, the total authorized number of shares of common stock of the Company was increased to 200 million shares, par value $0.01 per share, of which 180 million shares were designated Class A common stock and 20 million shares were designated Class B common stock. The accompanying financial statements give retroactive effect to the above recapitalizations.

RECOGNITION OF REVENUE

    The Company recognizes revenue on telecommunications services ratably over the term of the applicable agreements with customers. The Company also provides installation services for its customers, and as these services typically are completed within a year, the Company records the revenues and related costs for these services under the completed contract method.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options.

CONSULTING AND EMPLOYMENT INCENTIVES

    The amounts represent the value of common stock, warrants and options issued to consultants, officers, employees and directors of the Company as incentive to provide services to the Company. The 1997 amounts represent the value of options to purchase 3,095,235 shares of the Company's common stock issued in 1997 to officers, employees and directors of the Company. The options have been valued in accordance with APB Opinion No. 25 at the difference between the exercise price of the options and the fair market value of the Company's common stock.

EARNINGS PER SHARE

    The Company, as required, adopted SFAS No. 128, "Earnings Per Share," for the year end 1997. All prior period earnings per share data have been restated. Net loss per share computations are based upon the net loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the respective periods. The effect of stock options and warrants, using the treasury stock method in computing diluted earnings per share, is anti-dilutive

PREPAID EXPENSES

    Non-current prepaid expense mainly represents a prepayment in 1997 to a rail transportation company which granted the Company a long-term, non-exclusive right-of-way to place a fiber optic network on a portion of their property.

RESTRICTED CASH

    In 1997, the Company entered into agreements regarding the issuance of long-term standby letters of credit with a financial institution whereby the financial institution required the Company to maintain collateral in the form of an interest-bearing cash balance with the financial institution in the full amount of the standby letters of credit issued. The restricted cash is invested in short-term time deposits of the issuing financial institution and the interest earned on the time deposits is free of restriction and released to the Company periodically.

DEFERRED REVENUES

    Deferred revenue represents prepayments received from customers for future use of the Company's fiber optic network as well as prepayment for installation services which have not yet been provided. The Company derives revenues from leasing dark fiber optic cable. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenues and recognized over the term of the respective customer lease agreement. At December 31, 1997, the Company had received prepaid lease payments totaling $11.5 million.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

    Fiber optic transmission network and related equipment consist of the following:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Material-fiber optic cable...........................................................  $   5,344,916  $  1,219,067
Engineering and layout costs.........................................................      4,552,978     3,243,448
Fiber optic cable installation costs.................................................      4,143,119     1,230,041
Other................................................................................      1,515,867       508,412
Electrical installation cost.........................................................        407,642       407,642
Headends.............................................................................        363,343       363,343
                                                                                       -------------  ------------
                                                                                          16,327,865     6,971,953
Less: accumulated depreciation.......................................................     (1,244,355)     (603,300)
                                                                                       -------------  ------------
                                                                                       $  15,083,510  $  6,368,653
                                                                                       -------------  ------------
                                                                                       -------------  ------------

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                               1997        1996      USEFUL LIFE
                                                                            ----------  ----------  -------------
Leasehold improvements....................................................  $  537,962  $  528,958  174 months
Furniture, equipment and software.........................................     352,056      42,776  5 years
                                                                            ----------  ----------
                                                                               890,018     571,734

Less: accumulated depreciation and amortization...........................    (131,004)    (46,466)
                                                                            ----------  ----------
                                                                            $  759,014  $  525,268
                                                                            ----------  ----------
                                                                            ----------  ----------

4. INVESTMENT IN/ADVANCES TO JOINT VENTURE

    On November 26, 1997, the Company entered into a joint venture agreement with Racal, to provide broad-based transatlantic communication services between New York and London. The Company and Racal will each be required to contribute capital of $3,400,000 through October 1, 1998 for their respective 50% interests. As of December 31, 1997, neither party had yet made a capital contribution. The balance of the investment at December 31, 1997 represents advances made to the joint venture by the Company.

5. RELATED PARTY TRANSACTIONS

    Prior to 1996, the Company engaged the services of an electrical contractor controlled by the person who was then the Company's majority shareholder. During 1995, the Company incurred charges for labor and materials of $692,887. As of December 31, 1995, $692,887 was owed to this related company. In May 1996, the Company and the assignee of this related party entered into an agreement whereby the full amount of this indebtedness was satisfied by the issuance of 456,300 shares of the Company's common stock. The value of the stock was based upon the invoices rendered for services performed based upon negotiations between the Company and the electrical contractor.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS (CONTINUED)
    The person who was then the Company's majority shareholder made loans to the Company which at December 31, 1994 totaled $1,967,109. In April 1995, such shareholder of the Company agreed to contribute to the Company's capital $1.7 million of amounts due to him. By agreement between the Company and such shareholder in May 1996 the transaction was rescinded. During 1995, the Company made repayments (net of additional advances) of $1,070,130. As of December 31, 1995, the Company owed such shareholder $896,979. Pursuant to an agreement dated May 21, 1996, the Company issued 152,100 shares of its common stock to such shareholder in consideration for the cancellation of $600,000 of the outstanding balance. In 1997, the remaining balance of the note was repaid in full.

    In March and June 1997, the Company entered into two one-year leases for office space with an affiliate. Subsequent to June 1997, the affiliate sold this property. For the year ended December 31, 1997 office rent expenses for these leases amounted to approximately $110,000.

6. NOTES PAYABLE

    Notes payable consisted of the following:

                                                                                                    DECEMBER 31,
                                                                                             --------------------------
                                                                                                 1997          1996
                                                                                             ------------  ------------
U.S. One Communications.........................................................  a)         $    --       $  4,900,000
Convertible Subordinated Notes..................................................  b)              --            858,000
Sterling Capital Bridge Loan....................................................  c)              --            550,000
Subordinated Notes..............................................................  d)              --            550,000
AT&T Wireless...................................................................  e)              --            500,000
Senior Subordinated Notes.......................................................  f)              --            --
                                                                                             ------------  ------------
                                                                                             $    --       $  7,358,000
                                                                                             ------------  ------------
                                                                                             ------------  ------------

    a. On April 16, 1996, the Company entered into an agreement with U.S. One Communications ("U.S. One") for the exclusive usage rights for fibers on the Company's fiber optic transmission network. The initial term of the agreement was for a period beginning April 1996 and expiring December 2008. The agreement was renewable, at the option of U.S. One, for an extended term of 13 years expiring December 2021. In connection with this agreement, the Company borrowed $4,900,000 from U.S. One, of which $3,227,867 was immediately used to repay all notes payable to Tomen America.

    On April 30, 1997 the Company amended this agreement which allows U.S. One to have the exclusive right to use 888 fiber miles of the network. Additionally, pursuant to the amended agreement, U.S. One received an option to acquire from the Company up to 1,620 additional fiber miles upon payment of a predetermined amount. In accordance with the amended agreement the following occurred: (i) all interest accrued from the inception of the loan to the closing date of the agreement was waived by U.S. One, and (ii) the $4,900,000 principal balance of the loan was offset against the $3,530,000 scheduled payment due from U.S. One to the Company under the amended lease agreement, and (iii) the Company paid to U.S. One the difference of $1,370,000.

    In connection with the execution of the aforementioned lease and financing agreements, the Company granted U.S. One a warrant to purchase common stock of the Company. The warrant is exercisable for a number of shares of Class A common stock to be determined at the Company's discretion subject to a minimum number of 76,050 shares and maximum number of 456,300 shares. The per share exercise price is

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE (CONTINUED)
to be determined pursuant to a formula, but in no event shall the aggregate purchase price exceed $1,250,000.

    b. In October 1995, the Company initiated a private offering of $858,000 of convertible subordinated notes. Through December 31, 1995, $783,000 of notes were sold pursuant to this offering, and an additional $75,000 of notes were sold during January and February of 1996. These notes were scheduled to mature during the period October 1996 through February 1997 and bore interest at an annual rate of 15%, payable at maturity. The notes were convertible, at the Company's option, into shares of common stock. Concurrent with the issuance of these notes, warrants were issued by the Company to the noteholders to purchase 130,502 shares of common stock at $8.00 per share through November 2000. In 1997, the Company repaid the outstanding balance of these notes plus all accrued interest.

    In December 1996, the Company offered the noteholders warrants to purchase 107,078 shares of its common stock exercisable at $8.00 per share through November 2000 in exchange for the extension of the due dates on the notes. All of the noteholders accepted this offer and accordingly, the Company recorded a non cash charge of $111,306. As of December 31, 1997, 3,803 of such warrants have been exercised.

    In March 1997, in consideration for the extension of the due dates of the notes, the Company issued warrants to the noteholders to purchase an aggregate of 57,682 shares of common stock, exercisable at $8.00 per share through November 2000. The Company recorded a non-cash charge of $220,036 for such issuance. As of December 31, 1997, 3,803 of such warrants have been exercised.

    c. On September 24, 1996, the Company entered into a loan agreement with Sterling Capital ("Sterling") for $550,000. The loan bore interest at 10% per annum and matured on March 1, 1997. The loan was secured by all of the Company's assets. As an incentive for the loan, the Company issued to Sterling warrants to purchase 94,302 shares of common stock at an exercise price of $5.92. The warrants are exercisable through September 1999. On May 1, 1997 the company repaid the loan in full and all accrued interest. As of December 31, 1997, 4,286 of the warrants have been exercised.

    d. In August 1995, the Company initiated a $600,000 private offering of subordinated notes. These notes were scheduled to mature in March 1996 and bore interest at an annual rate of 15%, payable quarterly in arrears. Concurrent with the issuance of these notes, warrants were issued by the Company to the noteholders which were exercisable for common shares of the Company in an amount equal to 0.7% of the outstanding shares of common stock immediately following an initial public offering of the Company's common stock, at an exercise price equal to 60% of the initial public offering price. These warrants are exercisable over a three-year period beginning on the effective date of such initial public offering. In April 1996, the Company offered the warrantholders shares of common stock equal to 0.7% of the common stock then issued and outstanding, in exchange for the surrender and cancellation of the outstanding warrants, and in consideration for the extension of the maturity date of the notes through June 30, 1996. All of the warrantholders accepted this offer and, accordingly, the Company issued a total of 59,359 shares of the Company's common stock. The Company recorded a noncash charge of $107,322 in connection with such issuance. In 1996, the Company repaid $50,000 of this debt. In 1997, the Company repaid the outstanding balance of these notes plus all accrued interest.

    e. On April 18, 1995, the Company entered into a loan agreement, which was subsequently amended, with AT&T Wireless for $500,000 bearing interest at 11% per annum. In July 1997 the note was repaid in full. In 1995, the Company issued to AT&T Wireless a warrant entitling the holder to purchase a total of 669,167 shares of the Company's common stock.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE (CONTINUED)
    This warrant, was canceled and replaced by a new warrant issued on February 13, 1997, to purchase 456,300 shares of the Company's common stock at $4.85 per share. The new warrant expires on February 13, 2000.

    f. On February 13, 1996, the Company entered into an investment agreement with an individual (the "Investor") pursuant to which the company borrowed $1,000,000 in consideration for the issuance of 12% senior subordinated promissory notes maturing on November 1, 1996. The notes were guaranteed personally by the Company's president. The notes were convertible at a price of $2.62 per unit for each $1,000 of principal outstanding. Each unit consisted of the following: (i) one share of common stock, and (ii) one warrant to purchase one share of common stock at $5.27 per share. As an inducement for entering into the investment agreement, the Company issued to the Investor the following: (i) 381,087 shares of common stock, and (ii) a warrant to purchase 381,087 shares of common stock at $5.27 per share, exercisable through August 15, 2002. The Company recorded noncash charges of $689,013 for such issuances.

    On March 19, 1996, a supplemental investment agreement was executed with the Investor providing for an additional advance of $500,000 with the same maturity date, interest rate, conversion rights, and guaranty features as the initial $1,000,000 investment. This advance was subsequently repaid, along with interest on April 16, 1996. In connection with this supplemental agreement, the Company issued a warrant to purchase 190,543 shares of common stock at $5.27 per share, exercisable through August 15, 2002. The Company also issued a warrant to purchase an additional 190,543 shares of Class A common stock at $0.006 per share exercisable through August 15, 2002. The Company recorded a noncash charge of $250,550 for such issuance.

    On April 11, 1996, a memorandum of understanding was entered into between the parties pursuant to which the warrants issued on February 13, 1996 to purchase 381,087 shares at $5.27 per share and the warrants issued on March 19, 1996, to purchase 190,543 shares at $5.27 per share were surrendered by the Investor to the Company in consideration for the issuance of 228,150 shares of the Company's common stock.

    In April and July 1996, the Investor purchased 152,100 and 38,443 shares of common stock, respectively, at $0.006 per share in connection with the exercise of all warrants held by the Investor. Further, in accordance with the investment agreement an additional 38,025 shares of common stock was issued to the Investor in compliance with the anti-dilutive requirements in the agreement.

7. SETTLEMENT AGREEMENTS

    In February 1996, the Company entered into a settlement agreement with a former officer regarding the termination of his employment. This agreement provided for the Company to make payments to the officer totaling $1,003,000, including interest. The former officer's services effectively terminated prior to December 31, 1995. Accordingly, as of December 31, 1995, the Company recorded $876,146 as a liability in accordance with the terms of the settlement agreement.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The settlement agreement also reaffirmed the option previously issued to this former officer on May 1, 1995, which entitles the holder to purchase 207,883 shares of the Company's common stock at $0.006 per share through February 1, 1999. In 1997 the Company repurchased and retired the warrant.

    On November 14, 1996, the Company amended the above referenced settlement agreement with the former officer, whereby a consultant to the Company agreed to purchase common stock of the company from the former officer and certain of his affiliates in exchange for $640,000 and the complete satisfaction of the aforementioned liability.

    On February 11, 1997, the Company entered into an agreement with a consultant/director. Pursuant to the agreement the Company agreed to pay the consultant/director a fee of $250,000 in full and complete payment for all services provided to the Company by the consultant/director and for any fees or compensation due to the consultant/director resulting from any prior agreements with the Company, and the consultant/director agreed to release the Company from any claims against the Company.

8. EQUITY TRANSACTIONS

STOCK ISSUED TO LEGAL COUNSEL

    On January 12, 1996, the Company entered into an agreement with its legal counsel which calls for the issuance by the Company of common stock as additional consideration for legal services provided. Pursuant to this agreement, as amended, the Company issued a total of 491,105 shares of its common stock. Management has estimated the value of the 491,105 shares issued to be $907,301 and has recorded a noncash charge in connection with such issuance.

PREFERRED STOCK

    On April 30, 1997, the Company sold an aggregate of 8,403.325 shares of Series B convertible preferred stock, par value $0.01 per share (the "Series B preferred stock"), to Metromedia Company and affiliates ("Metromedia") for an aggregate purchase price of $32.5 million (the "Metromedia Investment"). Each share of the Series B preferred stock was convertible into 507 shares of the Company's common stock. On October 28, 1997, the Series B convertible preferred shares were converted into 4,260,486 shares of Class B common stock. Further, on October 28, 1997, a total of 39,327 shares of Class B common stock outstanding were converted into an equivalent number of shares of Class A common stock.

    A portion of the proceeds from the Metromedia Investment was used to repay the Metromedia Loan, discussed below, and accrued interest thereon ($4,058,127), repay other short-term indebtedness ($3,485,000), and redeem (for $2,115,000) all of the outstanding shares of the Company's preferred stock (the "Series A preferred stock") and related warrants.

    Through April 30, 1997, Metromedia loaned the Company an aggregate of $4,000,000 (the "Metromedia Loan"). A portion of the proceeds from the Metromedia Loan was used to purchase 588,470 shares of the Company's common stock and warrants to purchase 207,883 shares of its common stock at December 31, 1997.

    No shares of the Company's Series A preferred stock or Series B preferred stock remained outstanding at December 31, 1997. Both the Series A and Series B preferred stock of the Company have been eliminated pursuant to actions by the Board of Directors.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY TRANSACTIONS (CONTINUED)
COMMON STOCK

    On November 3, 1997, the Company completed the initial public offering ("the "IPO") of 9,108,000 shares of its Class A common stock, at an offering price of $16 per share. The net proceeds to the Company from the IPO, after deducting expenses of the IPO, were approximately $133.9 million.

    In addition, on October 28, 1997, a total of 9,564,940 shares of the common stock of the Company owned by stockholders prior to the IPO were exchanged for an equal number of shares of Class A common stock. The Company also reserved for issuance 4,260,486 shares of Class A common stock for conversion of the Class B common stock.

    On October 28, 1996, a shareholder granted to the Company's Chairman of the Board an option to purchase 399,889 shares of common stock of the company for an aggregate exercise price of $500,000. By letter dated December 3, 1996, the option was amended to reduce the number of option shares to 323,839 shares. The option was thereafter assigned by the Chairman to the Company. On February 11, 1997, the Company exercised the option by payment of $500,000.

    On April 15, 1996, the Company entered into a stock purchase agreement with Vento & Company of New York, LLC ("VCNY"). Pursuant to this agreement, the Company issued 1,521,000 shares of common stock to VCNY as consideration for services provided by VCNY. The Company estimated the value of the stock issued approximated $2,760,000.

    Concurrent with the execution of the aforementioned stock purchase agreement, the parties entered into a consulting agreement. The term of the agreement was from April 15, 1996 to April 15, 2001. Under the terms of the agreement, VCNY was to provide guidance and advice with respect to the management of the day-to-day operations of the Company's fiber optic transmission network. In consideration for such services, the Company reimbursed VCNY for all reasonable personnel and travel costs incurred by VCNY with respect to the performance of these services. On October 9, 1996, the Company entered into a settlement agreement with the Company's former chief executive officer and VCNY regarding the termination of such officer's employment and services provided by VCNY. The agreement provided for VCNY to deliver a total of 1,521,000 shares of common stock in exchange for payments made by the Company. The payments were not made and the sale of the shares and the Company's obligation to buy the shares was deemed null and void.

    In September 1996, the Company sold 10,934 shares of common stock to three individuals for total proceeds of $23,500.

    In August 1996, the Company issued 182,520 shares of common stock for consulting services. The Company has recorded a noncash charge of $334,800 for such issuance.

    In July 1996, the Company issued 12,168 shares of common stock as consideration for consulting services. The Company recorded a noncash charge of $21,200 for such issuance. In addition, the Company issued 150,579 shares to three employees for services rendered. The transaction was later rescinded and the shares were returned to the Company.

    In June 1996, the Company sold a total of 38,025 shares of common stock to two individuals for total proceeds of $100,000. Concurrent with the issuance of these shares, warrants were issued by the Company to these shareholders entitling the holders to purchase a total of 38,025 shares at $2.62 per share for a three-year period.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY TRANSACTIONS (CONTINUED)
STOCK WARRANTS

    In 1997, 1996 and 1995 in connection with the issuance of notes and the extension of their due dates the Company issued warrants to the noteholders to purchase 164,760 shares of common stock at $8.00 per share through November 2000; see Note 6.

    As of December 31, 1997, the Company has reserved approximately 1,176,198 shares of its common stock for exercise of warrants and contingent warrants.

    On December 31, 1996, the Company issued and sold to Penny Lane Partners, L.P. ("Penny Lane") for aggregate cash consideration of $2,025,000 (i) 150,000 shares of 10% cumulative convertible preferred stock (the "Series A Preferred Stock") bearing dividends at a rate of $1.35 per share per annum, (ii) warrants to purchase 114,075 shares of Common Stock at an exercise price of $4.93 per share of Common Stock (such number to be determined based on certain future events) at an exercise price of $0.02 per share (the "Contingent Warrants"). In March 1997, Penny Lane agreed to permit the Series A Preferred Stock and the Contingent Warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A Preferred Stock) and in connection therewith the number of Penny Lane Warrants was increased from 114,075 to 228,150.

    In September 1996, the Company granted 94,302 common stock purchase warrants to Sterling at an exercise price of the lesser of $5.92 per share, the price at which the Company shall issue its securities in the future less $5.92, or one half the price at which the common stock of the Company is offered in an initial public offering, exercisable on the later date of September 24, 1999 or twelve months and 90 days after the date the warrant shares have been covered by a registration statement. The Company has recorded a noncash charge of $13,640 for such issuance.

    In June 1996, the Company granted 152,100 common stock purchase warrants to the Company's legal counsel exercisable at $.07 per share for a period of four years as additional consideration for legal services provided. The Company has recorded a noncash charge of $200,000 for such issuance.

STOCK OPTIONS

    In 1997, the Company granted to certain officers, employees and directors options to purchase up to 3,095,235 shares of its Common Stock. The options have exercise prices between $1.97 and $7.63 per share and expire in 2007. The Company has recorded a noncash charge of $19,218,591 for such issuance.

    On October 28, 1997, the Stockholders of the Company approved the Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan ("Option Plan"). The Option Plan authorized the award of up to 1,000,000 options to acquire Class A Common Stock of the Corporation to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. Options to purchase 612,500 shares of the Company's common stock were granted at an exercise price of $16.00 per share, the market price at the date of grant.

    The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediate vesting to four years.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY TRANSACTIONS (CONTINUED)
    The following table summarizes the stock option transactions for the year ended December 31, 1997:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                  OPTIONS     EXERCISE PRICE
                                                                 ----------  -----------------
Granted........................................................   3,707,735      $    4.36
Balance outstanding at December 31, 1997.......................   3,707,735      $    4.36
Exercisable at December 31, 1997...............................   3,060,293

    Pro forma information regarding net income and earnings per share is required by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SAF 123"), and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

ASSUMPTION                                                                   DECEMBER 31, 1997
---------------------------------------------------------------------------  -----------------
Risk-free interest yield...................................................       5.73-6.56%
Volatility factor..........................................................            .369
Dividend yield.............................................................              --
Average life...............................................................         5 years

    The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                --------------
Pro forma net loss applicable to common stock.................................  $  (28,043,370)
Pro forma loss per share applicable to common stock--basic and diluted........  $        (2.36)

    The weighted average fair value of options granted during the year ended December 31, 1997 is $3.93. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 9.4 years.

9. INCOME TAXES

    There was no provision for federal or state income taxes for the years ended December 31, 1997, 1996 and 1995. At December 31, 1997, the Company expects to have available approximately $16,000,000 of net operating loss carryforwards, expiring in the years 2009 through 2012. The Company has recorded a full valuation allowance against the deferred tax asset as its realization is uncertain.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RECONCILIATION OF EARNINGS PER SHARE:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
BASIC AND DILUTED EPS
Net loss..........................................................  $  (26,259,238) $  (10,358,697) $  (4,319,101)
Deduct dividend on preferred shares...............................          76,562        --             --
                                                                    --------------  --------------  -------------
Net loss applicable to common stock...............................  $  (26,335,800) $  (10,358,697) $  (4,319,101)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Shares
Weighted average number of common shares outstanding..............      11,861,728       8,964,563      6,207,235
Net loss per common share--basic and diluted......................          $(2.22)         $(1.16)        $(0.70)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

11. COMMITMENTS AND CONTINGENCIES

    a. The Company entered into a franchise agreement with the City of New York on December 20, 1993, whereby the company was granted a nonexclusive franchise to install, operate, repair, maintain and replace cable, wire, fiber or other transmission medium and the related equipment and facilities on, over and under the property of the City of New York. In exchange, the company is obligated to pay franchise fees commencing on the completion date of the initial backbone of the fiber optic cable network through December 20, 2008. In connection with the agreement, among other requirements, the Company maintains a performance bond in the amount of approximately $1,750,000 and has provided the City with a $500,000 letter of credit as a security fund.

    Franchise fees are based on a percentage of the Company's gross sales: 10% for the first and second years, 6% for the third year and 5% for the fourth and each year thereafter. However, during each year of the term, the franchise fee shall be no less than $200,000.

    Franchise fees charged to operations in connection with this agreement amounted to $200,000 for the years ended December 31, 1997, 1996, and 1995.

    b. The Company entered into a license agreement with Jersey City, New Jersey on July 10, 1995, whereby the Company was granted a license to construct a fiber-optic system within Jersey City. The term of this agreement continues until written notice of termination is given by either party.

    c. The Company entered into a conduit occupancy agreement with Bell Atlantic, formerly known as The New York Telephone Company, in 1993, whereby the Company was granted a right to place and maintain cable facilities in the conduit system of Bell Atlantic. The term of this agreement is for one year from the date of the agreement and thereafter until three months after written notice of termination is given by either party.

    The Company also has the right to place and maintain cable facilities in the conduit system of Empire City Subway Company, Ltd., by virtue of the franchise agreement with the city of New York.

    Occupancy fees charged to operations in connection with this agreement were approximately $120,000 and $152,000 for the years ending December 31, 1997 and 1996, respectively.

    d. The Company leases several office facilities under operating leases which expire at various times through March 31, 2010.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense charged to operations was approximately $268,000, $158,000 and $148,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    e. On June 1, 1995, the Company entered into two lease agreements with the Port Authority of New York and New Jersey, whereby the Company was granted a nonexclusive right to lease two ducts in the North and South tubes of the Holland Tunnel to install, maintain, operate and provide telecommunications equipment for its customers. The term of these agreements is for ten years through June 1, 2005.

    Lease expense charged to operations in connection with these leases was approximately $112,000, $107,000 and $63,000 for the years ending December 31, 1997, 1996 and 1995, respectively.

    f. On August 11, 1995, the Company entered into a service agreement with an unrelated party, for the maintenance of the Company's telecommunications equipment located in Jersey City. The term of this agreement is for one year with an option to renew this agreement annually for up to five consecutive one year renewal terms. Service fees charge to operations in connections with this agreement was approximately $24,000 in 1997.

    g. On November 17, 1997 the Company entered into an agreement with a telecommunication company (the "Seller") to purchase conduit and associated improvements (the "Conduit System") within a multiple conduit system being constructed by the Seller, in the counties of Philadelphia and Montgomery, Pennsylvania.

    The purchase price for the conduit system is $546,940 which is payable in installments. Upon the acceptance of the multiple Conduit System by the Company the Seller will grant, bargain, sell, assign, transfer, convey and set over all right, title, and interest in the Conduit System.

    h. On December 1, 1997, the Company entered into an Agreement which provides the Company with the right-of-way to construct, install, operate and maintain two innerducts containing fiber optic cable in a tunnel which connects New York City and Secaucus, New Jersey.

    The initial term of this agreement is for five years with an option to renew and extend the agreement for five consecutive renewal terms of five years. The annual rental fee is $151,199 for the first contract year. On each anniversary of the effective date the annual rental fee shall be adjusted to reflect the increases in the CPI of the previous year.

    i. On December 5, 1997 the Company entered into an agreement with a utility company to purchase conduit (existing and future) for the installation of fiber optic cable used exclusively to provide telecommunication services in the city of Chicago. The purchase price for the existing conduit is $1.3 million, of which $130,000 was paid in December 1997 with the remainder payable during the first quarter of 1998.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    j. Approximate minimum annual franchise, license, lease and service fees and conduit payments under the aforementioned agreement are as follows:

For the year ended December 31:
1998...........................................................................  $3,095,604
1999...........................................................................   1,612,782
2000...........................................................................   1,614,689
2001...........................................................................   1,601,907
2002...........................................................................   1,597,535
Thereafter.....................................................................   5,374,572
                                                                                 ----------
                                                                                 $14,897,089
                                                                                 ----------
                                                                                 ----------

    k. In February 1997, a former investment advisor to the Company asserted a claim against the Company in the amount of $305,731 pursuant to an agreement made on June 27, 1995, for the payment of certain fees and expenses. In September 1997, the Company paid the former investment advisor $250,000 in full settlement of such claim plus any and all related expenses.

    l. On or about April 18, 1997, Howard Katz, Realprop Capital Corporation and Evelyn Katz commenced an action against, among others, the Company, Stephen A. Garofalo, Peter Sahagen and Peter Silverman in the United States District Court for the Southern District Court of New York captioned KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). On May 28, 1997, the plaintiffs filed an amended complaint and on September 15, 1997, the plaintiffs filed a second amended complaint. The complaint as amended alleges causes of action for, among other things, common law fraud, violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty and negligent misrepresentation for alleged misrepresentations and omissions made in connection with the repurchase of a right to purchase an aggregate of 264,631 shares of Class A common stock of the Company, which class of shares was authorized in October 1997, and an option to purchase warrants for the purchase of 207,888 shares of Class A common stock. The amended complaint also contains allegations of corporate waste against the Company and Stephen A. Garofalo. Plaintiffs seek, among other things, compensatory damages of not less than $12 million, punitive damages in the amount of $100 million and, in the alternative, rescission of the purchase of the common stock and warrants by the Company. On October 31, 1997, all defendants moved to dismiss the amended complaint. The motions were fully briefed as of December 12, 1997. The Company intends to vigorously defend itself against these allegations based on its belief that the Company acted appropriately in connection with the matters at issue in this litigation. No assurance can be made, though, that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the Katz Litigation would have a material adverse effect on the Company's financial condition or results of operations.

    m. On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with the sale by VCNY of 1,368,900 shares of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgment asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A common stock which VCNY owns (or which may be rescinded to VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgement that a stockholders' agreement between the Company, Stephen A. Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors, to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholder's agreement to which Mr. Vento was a party had terminated and, as a result, Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $36 million, together with interest thereon, (ii) punitive damages in the amount of $50 million, and (iii) the declaratory judgements discussed above. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                BALANCE AT      ADDITIONS                   BALANCE AT
                                                               BEGINNING OF  CHARGED TO COSTS                -END OF
DESCRIPTION                                                       PERIOD       AND EXPENSES    DEDUCTIONS     PERIOD
-------------------------------------------------------------  ------------  ----------------  -----------  ----------
Reserves deducted from assets to which they apply:

Other Current Assets
-------------------------------------------------------------
1997                                                            $   --         $    337,500     $  --       $  337,500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

    In September 1996, the Company decided to engage a "big six" accounting firm and engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent auditors. Stephen A. Garofalo, majority stockholder, approved the dismissal of M.R. Weiser & Co. LLP, Certified Public Accountants ("Weiser"), the Company's former independent auditors, and the engagement of Ernst & Young. At no time during the periods in which Weiser served as the Company's independent auditors were there any disagreements between the Company and Weiser regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. Weiser included in its opinions on the Company's financial statements a separate paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. Ernst & Young's report on the Company's consolidated financial statements for the years ended December 31, 1997 and December 31, 1996 does not contain a similar statement.

                                    PART III

    The information called for by this Part III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 1997 the Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 18, 1998. Such information to be included in the Definitive Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    a) 1. Financial Statements:

           See Table of Contents to Financial Statements ("Item 8. Financial Statements and Supplementary Data").

      2. Financial Statement Schedules:

      Schedule II  Valuation and Qualifying Accounts

           All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data."

      3. Exhibits.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1   Form of Amended and Restated Certificate of Incorporation of Metromedia Fiber Network, Inc.
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653)).

       3.2   Form of Amended and Restated Bylaws of Metromedia Fiber Network, Inc. (incorporated by reference to the
               Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

       4.1   Specimen Class A Common Stock Certificate of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

      10.1   Form of Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan (incorporated by reference to the
               Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

      10.2   Employment Agreement by and between National Fiber Network, Inc. and Stephen A. Garofalo, dated as of
               February 26, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.3   Employment Agreement by and between National Fiber Network, Inc. and Howard Finkelstein, dated as of
               April 30, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.4   Agreement made as of April 30, 1997, to be amended by a Modification Agreement made as of October , 1997 by and among Metromedia Company, Stuart Subotnick, Arnold Wadler, Silvia Kessel, Stephen A. Garofalo
               and National Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on
               Form S-1 (Registration No. 333-33653)).

      10.5   Franchise Agreement between The City of New York and National Fiber Network, Inc., dated as of December
               20, 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
               No. 333-33653)).

      10.6   Conduit Occupancy Agreement by and between New York Telephone Company and National Fiber Network, Inc.,
               dated as of May 1993 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.7   Consulting Agreement between National Fiber Network and Realprop Capital Corporation, dated as of
               February 1, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.8   Letter Agreement from National Fiber Network, Inc. to Peter Sahagen, dated February 11, 1997
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653)).

      10.9   Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street Associates, dated as of March 19, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.10  Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street, dated as of June 1997
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653)).

      10.11  Trademark License Agreement by and between Metromedia Company and Metromedia Fiber Network, Inc., dated as of August 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.12  Fiber Optic Use Agreement between National Fiber Network, Inc. and NextLink New York, L.L.C., dated as of June 3, 1997 (portions of this exhibit are subject to a request to the Securities and Exchange
               Commission for confidential treatment, and omitted material has been separately filed with the
               Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

      10.13  Amended and Restated Agreement for the Provision of a Fiber Optic Transmission Network, dated as of the
               Effective Date by and between US ONE Communications of New York, Inc. and National Fiber Network, Inc.
               (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and
               Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.14  Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink
               Communications, Inc., dated as of February 23, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission).*

      10.15  Amendment No. 1 to Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc.
               and NextLink Communications, Inc., made and entered into as of March 4, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission).*

      10.16  Agreement of Lease by and between Connecticut General Life Insurance Company and Metromedia Fiber
               Network Services, Inc., dated as of March 9, 1998.*

      21.1   List of Subsidiaries of Metromedia Fiber Network, Inc.*

      24.1   Power of Attorney from officers and directors (contained on signature page).*

      27.1   Financial Data Schedule.*

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      27.2   Restated Financial Data Schedule*

------------------------

*   Filed herewith.

(b) Current Reports on Form 8-K

        During the period from October 1, 1997 to December 31, 1997, the Company did not file any reports on Form 8-K.

        As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to securityholders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, New York.

                                METROMEDIA FIBER NETWORK, INC.

                                BY:           /S/ STEPHEN A. GAROFALO
                                     -----------------------------------------
                                                Stephen A. Garofalo
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 30, 1998

    We, the undersigned officers and directors of Metromedia Fiber Network, Inc., hereby severally constitute Arnold L. Wadler, Howard M. Finkelstein and Gerard Benedetto, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Metromedia Fiber Network, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                TITLE OR CAPACITIES             DATE
------------------------------  ---------------------------  -------------------

   /s/ STEPHEN A. GAROFALO      Chairman of the Board and
------------------------------    Chief Executive Officer      March 30, 1998
     Stephen A. Garofalo

  /s/ HOWARD M. FINKELSTEIN     President, Chief Operating
------------------------------    Officer and Director         March 30, 1998
    Howard M. Finkelstein

     /s/ GERARD BENEDETTO       Vice President, Chief
------------------------------    Financial Officer and        March 30, 1998
       Gerard Benedetto           Chief Accounting Officer

      /s/ SILVIA KESSEL         Executive Vice President
------------------------------    and Director                 March 30, 1998
        Silvia Kessel

     /s/ ARNOLD L. WADLER       Executive Vice President,
------------------------------    Secretary and Director       March 30, 1998
       Arnold L. Wadler

   /s/ VINCENT A. GALLUCCIO     Senior Vice President and
------------------------------    Director                     March 30, 1998
     Vincent A. Galluccio

      /s/ JOHN W. KLUGE         Director
------------------------------                                 March 30, 1998
        John W. Kluge

          SIGNATURES                TITLE OR CAPACITIES             DATE
------------------------------  ---------------------------  -------------------
     /s/ STUART SUBOTNICK       Director
------------------------------                                 March 30, 1998
       Stuart Subotnick

    /s/ DAVID ROCKEFELLER       Director
------------------------------                                 March 30, 1998
      David Rockefeller

      /s/ LEONARD WHITE         Director
------------------------------                                 March 30, 1998
        Leonard White



                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1   Form of Amended and Restated Certificate of Incorporation of Metromedia Fiber Network, Inc.
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653))

       3.2   Form of Amended and Restated Bylaws of Metromedia Fiber Network, Inc. (incorporated by reference to the
               Company's Registration Statement on Form S-1 (Registration No. 333-33653))

       4.1   Specimen Class A Common Stock Certificate of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653))

      10.1   Form of Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan. (incorporated by reference to the
               Company's Registration Statement on Form S-1 (Registration No. 333-33653))

      10.2   Employment Agreement by and between National Fiber Network, Inc. and Stephen A. Garofalo, dated as of
               February 26, 1997. (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653))

      10.3   Employment Agreement by and between National Fiber Network, Inc. and Howard Finkelstein, dated as of
               April 30, 1997. (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653))

      10.4   Agreement made as of April 30, 1997, to be amended by a Modification Agreement made as of October   ,
               1997 by and among Metromedia Company, Stuart Subotnick, Arnold Wadler, Silvia Kessel, Stephen A.
               Garofalo and National Fiber Network, Inc. (incorporated by reference to the Company's Registration
               Statement on Form S-1 (Registration No. 333-33653))

      10.5   Franchise Agreement between The City of New York and National Fiber Network, Inc., dated as of December
               20, 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
               No. 333-33653)).

      10.6   Conduit Occupancy Agreement by and between New York Telephone Company and National Fiber Network, Inc.,
               dated as of May 1993 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.7   Consulting Agreement between National Fiber Network and Realprop Capital Corporation, dated as of
               February 1, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.8   Letter Agreement from National Fiber Network, Inc. to Peter Sahagen dated February 11, 1997
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653)).

      10.9   Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street Associates, dated as of March 19, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.10  Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street, dated as of June 1997
               (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
               333-33653)).

      10.11  Trademark License Agreement by and between Metromedia Company and Metromedia Fiber Network, Inc., dated as of August 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.12  Fiber Optic Use Agreement between National Fiber Network, Inc. and NextLink New York, L.L.C., dated as of June 3, 1997 (portions of this exhibit are subject to a request to the Securities and Exchange
               Commission for confidential treatment, and omitted material has been separately filed with the
               Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

      10.13  Amended and Restated Agreement for the Provision of a Fiber Optic Transmission Network dated as of the
               Effective Date by and between US ONE Communications of New York, Inc. and National Fiber Network, Inc.
               (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and
               Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1
               (Registration No. 333-33653)).

      10.14  Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink
               Communications, Inc., dated as of February 23, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission).*

      10.15  Amendment No. 1 to Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc.
               and NextLink Communications, Inc., made and entered into as of March 4, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission).*

      10.16  Agreement of Lease by and between Connecticut General Life Insurance Company and Metromedia Fiber
               Network Services, Inc., dated as of March 9, 1998.*

      21.1   List of Subsidiaries of Metromedia Fiber Network, Inc.*

      24.1   Power of Attorney from officers and directors (contained on signature page).*

      27.1   Financial Data Schedule*

      27.2   Restated Financial Data Schedule*

------------------------

*   Filed herewith.