Form 10-Q
period 1998-03-31
METROMEDIA FIBER NETWORK INC
filed 1998-05-15
CIK 1043533

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                        Commission File Number -000-23269

                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              11-3168327
                --------                              ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                 c/o Metromedia Fiber Network Services, Inc.
                            1 North Lexington Avenue
                             White Plains, NY 10601
                             ----------------------
               (Address of principal executive office) (Zip code)

                                (914) 421-6700
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 1(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of May 13, 1998 was:

                  Class        Number of shares
                  -----        ----------------
                    A             18,929,098
                    B              4,221,159

==============================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998

                                TABLE OF CONTENTS

ITEM NO.  DESCRIPTION                                                     PAGE
--------  -----------                                                     ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations for the
          Three Month Periods Ended March 31, 1998 and 1997 ................   1

          Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997 ............................................   2

          Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 1998 and 1997 ................   3

          Notes to Consolidated Financial Statements .......................   4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................   9

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings ................................................  12

Item 2    Changes in Securities and Use of Proceeds ........................  12


Item 3    Defaults Upon Senior Securities ..................................  13

Item 4    Submission of Matters to a Vote of Security Holders ..............  13

Item 5    Other Information ................................................  13

Item 6    Exhibits and Reports on Form 8-K .................................  13

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                  Metromedia Fiber Network, Inc. & Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                      (in 000's, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------

Revenue ..........................................     $  1,726      $     74

Expenses
  Cost of sales ..................................        1,234           547
  Selling, general and administrative ............        2,733           889
  Consulting and employment incentives ...........           91         3,441
  Settlement agreement ...........................        3,400            --
  Depreciation and amortization ..................          209           172
                                                       --------      --------
Loss from operations .............................       (5,941)       (4,975)

Interest income ..................................        1,701             3
Interest expense (including financing costs) .....           (7)         (469)
                                                       --------      --------

Net loss .........................................     $ (4,247)     $ (5,441)
                                                       ========      =========

Net loss per share ...............................     $  (0.18)     $  (0.55)
                                                       ========      =========

Weighted average number of shares outstanding ....       23,089         9,830
                                                       ========      =========


                            See accompanying notes.

                  Metromedia Fiber Network, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                        (in 000's, except share amounts)

                                                               March 31,   December 31,
                                                                1998           1997
                                                                ----           ----
                                                             (Unaudited)

                                     Assets
Current assets:
  Cash and cash equivalents ...............................   $ 132,413    $ 138,846
  Prepaid expenses ........................................         661          485
  Accounts receivable .....................................       1,724          837
  Other current assets ....................................         426          389
                                                              ---------    ---------
     Total current assets .................................     135,224      140,557
Fiber optic transmission network and related equipment, net      71,683       24,934
Property and equipment, net ...............................       1,312          759
Investment in/advance to joint venture ....................         446           56
Other assets ..............................................       1,261        1,072
                                                              ---------    ---------
      Total assets ........................................   $ 209,926    $ 167,378
                                                              =========    =========

                      Liabilities and stockholders' equity

Current liabilities:
  Accounts payable ........................................   $   1,085    $   3,072
  Accrued expenses ........................................      18,055        3,181
  Current portion of deferred revenue .....................       1,087        1,184
  Current portion of capital lease obligations ............       1,151           --
                                                              ---------    ---------
      Total current liabilities ...........................      21,378        7,437
Capital lease obligations, net of current portion .........      17,915           --
Deferred revenue ..........................................      22,248       10,311
Other .....................................................          --           90

Commitments and contingencies

Stockholders' equity:
  Class A common stock, $.01 par value; authorized
    180,000,000 shares; 18,896,898 and 18,724,142 shares
    issued and outstanding, respectively ..................         189          187
  Class B common stock, $.01 par value; authorized
    20,000,000 shares; 4,221,159 and 4,221,159 shares
    issued and outstanding, respectively ..................          42           42
  Additional paid-in-capital ..............................     195,624      192,534
  Accumulated deficit .....................................     (47,470)     (43,223)
                                                              ---------    ---------

      Total stockholders' equity ..........................     148,385      149,540
                                                              ---------    ---------

      Total liabilities and stockholders' equity ..........   $ 209,926    $ 167,378
                                                              =========    =========

                             See accompanying notes.

                  Metromedia Fiber Network, Inc. & Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                   (in 000's)

                                                              Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                              1998         1997
Cash flows from operating activities:
Net loss ...............................................   $  (4,247)   $  (5,441)
Adjustments to reconcile net less to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................         209          172
    Options issued for settlement agreement ............       3,000           --
    Stocks, options and warrants issued for services ...          91        3,661
Changes in operating assets and liabilities:
    Accounts receivable ................................        (887)          50
    Prepaid expenses ...................................        (175)        (256)
    Accounts payable and accrued expenses ..............         358         (872)
    Deferred revenue ...................................      11,840           (5)
    Other ..............................................        (232)         114
                                                           ---------    ---------
  Net cash provided by (used in) operating activities ..       9,957       (2,577)
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures on fiber optic transmission network
  and related equipment, net of capital leases assumed .     (15,420)          --
Investment in/ advance to joint venture ................        (390)          --
Capital expenditures on property and equipment .........        (580)         (29)
                                                           ---------    ---------
  Net cash used in investing activities ................     (16,390)         (29)
                                                           ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of common stock .................          --           10
Dividends paid on preferred stock ......................          --          (77)
Net proceeds from notes payable ........................          --        4,067
Purchase of common stock ...............................          --       (1,140)
                                                           ---------    ---------
  Net cash flows from financing activities .............          --        2,860
                                                           ---------    ---------
Net (decrease) increase in cash and cash equivalents ...      (6,433)         254
Cash and cash equivalents-beginning of period ..........     138,846          464
                                                           ---------    ---------
Cash and cash equivalents-end of period ................   $ 132,413    $     718
                                                           =========    =========

Supplemental information:
  Interest paid ........................................   $       7    $      --
                                                           =========    =========

Supplemental disclosure of significant non-cash and
  financing activities:
    Capital lease obligations ..........................   $  19,066    $      --
                                                           =========    =========
    Accrued capital expenditures .......................   $  12,440    $      --
                                                           =========    =========

                             See accompanying notes.

                Metromedia Fiber Network, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements (unadudited)
                    ($ in 000's, except per share amounts)

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

The Company is now expanding further and has under construction an inter-city network between New York and Washington, D.C. and as well as intra-city networks in Washington, D.C., Philadelphia, and Chicago. In addition, the Company recently announced its plan to expand its inter-city network from New York to Boston and to also build an intra-city network in Boston.

The Company entered into a joint venture agreement with Racal
Telecommunications, Inc. ("Racal") on November 26, 1997. The joint venture will enable the Company and Racal to provide transatlantic communication services, between New York and London, to their respective customers. Racal is part of the Racal Electronics Group, which is headquartered in the United Kingdom.

Basis of Presentation

The consolidated financial statements in this Report have been prepared in accordance with the United States Securities and Exchange Commission Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes of Metromedia Fiber Network, Inc. & Subsidiaries (the "Company") for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year then ended. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this filing have been made. Certain balances have been reclassified to conform to the current period presentation.

Recognition of Revenue

The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also provides installation services for its customers, and as these services typically are completed within a year, the Company records the revenues and related costs for these services under the completed contract method. In addition, the Company occasionally sells Indefeasible Rights of Use (IRU's) to portions of its network. For those sales occurring prior to completion of the portion of the network sold, the Company recognizes revenue on these telecommunication services using the percentage of completion method. Under the percentage of completion method, progress is generally measured on performance milestones relating to the contract where such milestones fairly reflect the progress toward contract completion. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. If necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified. Contract costs are estimated using allocations of the total cost of

                Metromedia Fiber Network, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements (unadudited)
                    ($ in 000's, except per share amounts)

constructing the specific phase of the network. Revisions to estimated profits on contracts are recognized in the period that they become known.

2.    Consulting and Employment Incentives

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

3.    Fiber Optic Transmission Network and Related Equipment

Fiber optic transmission network and related equipment consist of the following:

                                                   March 31,      December 31,
                                                      1998            1997
                                                   ---------      ------------
Material-fiber optic cable .....................    $  1,133        $  1,133
Engineering and layout costs ...................       3,322           3,322
Fiber optic cable installation costs ...........       1,869           1,869
Other ..........................................       1,248           1,248
Electrical installation costs ..................         408             408
Headends .......................................         363             363
Construction in progress .......................      64,760          17,835
                                                    --------        --------
                                                      73,103          26,178
Less: accumulated depreciation .................      (1,420)         (1,244)
                                                    ========        ========
                                                    $ 71,683        $ 24,934
                                                    ========        ========

Construction in progress includes amounts incurred in the Company's expansion of its network beyond New York. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network under construction.

4.    Investment in/Advances to Joint Venture

On November 26, 1997, the Company entered into a joint venture agreement with Racal, to provide broad-based transatlantic communication services between New York and London. The Company and Racal will each be required to contribute capital of $3,400 through October 1, 1998 for their respective 50% interests. As of December 31, 1997, neither party had yet made a capital contribution. The balance of the investment at December 31, 1997 represents advances made to the joint venture by the Company. During the first quarter of 1998, each party made capital contributions of $300. The remainder of the investment at March 31, 1998 represents additional advances the Company made to the joint venture as part of its start-up. As of March 31, 1998 the joint venture had not yet begun operations and accordingly there were no results of operations to be included in the Company's financial statements. The Company will account for future operations under the equity method.

                Metromedia Fiber Network, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements (unadudited)
                    ($ in 000's, except per share amounts)

5.    Related Party Transactions

The Company is party to the Management Agreement with Metromedia Company pursuant to which Metromedia Company provides the Company with consultation and advisory services relating to legal, insurance, personnel, benefits and other corporate matters, cash management, internal audit, finance, taxes and other services as may be reasonably requested by the Company. The Management Agreement terminates on December 31, 1998 and is automatically renewed for successive one-year terms unless either party terminates upon 60 days notice. The management fee under the Management Agreement is $500 per year. In addition, the Company is obligated to reimburse Metromedia Company all its out-of-pocket costs and expenses incurred in connection with the agreement.

In fiscal 1997, the Metromedia Company received no money for its out-of-pocket costs and expenses or for any other services rendered under the Management Agreement. With respect to 1998, in accordance with the Management Agreement, amounts accrued as due to Metromedia Company as of March 31, 1998 were $125.

In 1997, the Company paid in full the outstanding balance of a loan made to the Company in prior years by the Company's majority shareholder at the time such loan was advanced.

6.    Settlement Agreements

In March 1998, the Company entered into an Amendment, Settlement and Release Agreement with Howard Katz, Realprop Capital Corporation ("Realprop") and Evelyn Katz in connection with the Katz Litigation. Pursuant to the Agreement, the Company issued to Realprop options to acquire 90,566 shares of Class A Common Stock valued at $3,000 and paid an additional purchase price of $400 to Realprop in connection with the purchase of certain securities that were the subject of the Katz Litigation. (See Note 8).

7.    Equity Transactions

Stock Options

In 1997, the Company granted to key employees, officers and directors options to purchase up to 3,095,235 shares of the common stock of the Company. The options have exercise prices ranging from $1.97 to $7.63 per share, vesting schedules ranging from immediate to twelve months from date of grant and expire ten years after date of grant. The Company has recorded a non-cash charge of $91 to reflect the pro-rata value applicable to the first quarter of 1998 of such grants vesting over the next two quarters.

Stock Warrants

On December 31, 1996, the Company issued and sold to Penny Lane Partners, L.P. ("Penny Lane") for aggregate cash consideration of $2,025 (i) 150,000 shares of 10% cumulative convertible preferred stock (the "Series A Preferred Stock") bearing dividends at a rate of $1.35 per share per annum, and (ii) warrants to purchase 114,075 shares of Common Stock at an exercise price of $4.93 per share of Common Stock (such number to be adjusted based on certain future events) at an exercise price of $0.02 per share (the "Contingent Warrants"). In March 1997, Penny Lane agreed to permit the Series A Preferred Stock and the Contingent Warrants to be redeemed at an aggregate redemption price of $2,115

                Metromedia Fiber Network, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements (unadudited)
                    ($ in 000's, except per share amounts)

(which includes accrued but unpaid dividends on the Series A Preferred Stock) and in connection therewith the number of Penny Lane Warrants was increased from 114,075 to 228,150.

In January 1998, Penny Lane exercised all its warrants under the terms of the agreement. Penny Lane elected to make a cashless exercise of its warrants and the number of its shares issuable upon exercise was reduced by the number of shares at the closing price on the day of exercise having a value equal to the aggregate exercise price. As such, Penny Lane was issued 172,756 shares in connection with the exercise of all of its warrants.

8.    Contingencies

a) The Company was a defendant in Katz, et al. v. National Fiber Network, Inc., et al., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into an Amendment, Settlement and Release Agreement with Howard Katz, Realprop Capital Corporation ("Realprop") and Evelyn Katz in connection with the Katz Litigation. Pursuant to the Agreement, the Company issued to Realprop options to acquire 90,566 shares of Class A Common Stock valued at $3,000 and paid an additional purchase price of $400 to Realprop in connection with the purchase of certain securities that were the subject of the Katz Litigation.

b) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with the sale by VCNY of 1,368,900 shares of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgment asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A common stock which VCNY owns (or which may be reacquired by VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgment that a stockholders' agreement between the Company, Stephen A. Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors, to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment (as such terms are defied in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholder's agreement to which Mr. Vento was a party had terminated and, as a result, Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $30,000, together with interest thereon, (ii) punitive damages in the amount of $50,000 and (iii) the declaratory judgments discussed above. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement

                Metromedia Fiber Network, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements (unadudited)
                    ($ in 000's, except per share amounts)

      outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

                  Metromedia Fiber Network, Inc. & Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ($ in 000's, except per share amounts).

Special Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"). Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. ("MFN" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to carrier and corporate/government customers. The Company is expanding its existing network to encompass in excess of 229,000 fiber miles, or in excess of 650 route miles, concentrated in the northeastern United States, a market which the Company believes is characterized by significant demand for a limited supply of fiber optic capacity. Within the next eighteen months the Company plans to complete an expansion of its New York / New Jersey Network (the "NY Network") to increase its coverage within the New York/New Jersey/Connecticut metropolitan area. The Company is also constructing a fiber optic route between New York City and Washington, D.C. and intends to construct intra-city fiber optic networks in Washington, D.C., Chicago, Philadelphia and Boston. In addition, the Company recently announced its plan to expand its inter-city network from New York to Boston and to also build an intra-city network in Boston. The Company has also entered into a 50/50 joint venture, International Optical Network, L.L.C. ("ION") with a subsidiary of Racal Electronics plc, a United Kingdom manufacturer of electronics and other equipment and a provider of telecommunications services in the UK. ION will enable the Company to offer its customers seemless connectivity between cities served by the Company and London.

                  Metromedia Fiber Network, Inc. & Subsidiaries

Revenues

Revenues for the first quarter of 1998 were $1,726 or 2,232% greater than revenues of $74 for the first quarter of 1997. The increase in revenue for the three months ended March 31, 1998 versus the three months ended March 31, 1997 reflect higher revenues associated with commencement of service to customers, as well as an increase in the total number of customers served and revenue recognized related to sales of indefeasible rights of use to the Company's network.

Cost of Sales

Cost of sales were $1,234 in the first quarter of 1998, a 126% increase over cost of sales of $547 for the first quarter of 1997. Cost of sales increased for the three months ended March 31, 1998 as compared to the same period in 1997 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the build-out of the Company's network. Costs of sales as percentages of revenue for the first quarters of 1998 and 1997 were 71% and 639%, respectively, declining as a result of the significant increase in the number of customers and revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,733 during the first quarter of 1998, from $889 during the first quarter of 1997, an increase of $1,844, or 207%. The increase in selling, general and administrative expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1997 resulted primarily from increased overhead to accommodate the Company's expansion and increased legal expenses as a result of the increased business activities of the Company.

Consulting and Employment Incentives

Consulting and employment incentives expense for the three months ended March 31, 1998 were $91 compared with $3,441 for the three months ended March 31, 1997. Consulting and employment incentives expense incurred in 1997 reflects the value of stock options issued to key employees, officers and directors in order to attract or retain their services. For the three months ended March 31, 1998, the amount recorded reflects the amortization for the unvested component of options issued in 1997 to key employees.

Settlement Agreement

The amount recorded for a settlement agreement was $3,400 for the three months ended March 31, 1998 with no expense for the three months ended March 31, 1997. The amount recorded in 1998 reflects an expense associated with the issuance of stock options and payment of cash related to the settlement agreement.

Depreciation and Amortization

Depreciation and amortization expense of $209 was recorded during the three months ended March 31, 1998, versus $172 during the three months ended March 31, 1997, an increase of $37, or 22%. The increases in depreciation and amortization expense resulted from increased investment in the Company's fiber optic network.

Interest Income

Interest income was $1,701 during the three months ended March 31, 1998 as compared to $3 during the comparable 1997 period. Interest income during 1998 was derived from investment of the Company's excess cash as a result of the initial public offering in October 1997. In 1997, the Company had no significant excess cash to invest and, accordingly, earned nominal interest income.

Interest Expense (including financing costs)

Interest expense (including financing costs) decreased in the three months ended March 31, 1998 to $7 versus $469 for the three months ended March 31, 1997. The decrease in interest expense reflects the

                  Metromedia Fiber Network, Inc. & Subsidiaries

repayment of all of the Company's debt subsequent to March 31, 1997 with the proceeds of the Metromedia Investment.

Net Loss

A net loss of $4,247 was recorded for the three months ended March 31, 1998, versus a net loss of $5,441 for the comparable period of 1997. For the three months ended March 31, 1998 and 1997, the net loss per share was $0.18 and $0.55, respectively. The decrease in net losses was primarily attributable to the growth of revenues and the improvements in gross margins as noted above, as well as the increase in net interest income versus net interest expense related to the Metromedia Investment and the funds raised through the Company's initial public offering.

Liquidity and Capital Resources

On November 3, 1997, the Company generated net proceeds of $133,900 million in an initial public offering of 9,108,000 shares of its Class A Common Stock, after deducting the underwriters' commissions and expenses related to the offering. The Company anticipates spending approximately $140,000 through 1998 on the build-out of its network. Management believes that the proceeds of the initial public offering and cash generated internally within the next nine months (including advance customer payments), will be sufficient to fund the Company's planned build-out of its fiber optic network and its other working capital needs through the year ended December 31, 1998. The Company may also consider from time to time the private or public sale of additional equity or debt securities of the Company, depending upon market conditions.

For the three months ended March 31, 1998, the Company's operating activities generated $9,957 of cash, versus an operating cash requirement of $2,577 during the comparable period of 1997. The decreased cash requirement was primarily due to the increase in advance payments received from customers as well as the increase in revenues and interest income in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. For the three months ended March 31, 1998, $16,390 of cash was utilized for investing activities versus $29 for the comparable period in 1997. This increase was due primarily to the investment by the Company in the expansion of its networks and related construction in progress. There were no cash flows from financing activities during the three months ended March 31, 1998 as compared to $2,860 for the same period in 1997 relating to the issuance of notes payable.

Year 2000

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

                Metromedia Fiber Network, Inc. & Subsidiaries

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

a) The Company was a defendant in Katz, et al. v. National Fiber Network, Inc., et al., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into an Amendment, Settlement and Release Agreement with Howard Katz, Realprop Capital Corporation ("Realprop") and Evelyn Katz in connection with the Katz Litigation. Pursuant to the such Agreement, the Company issued to Realprop options to acquire 90,566 shares of Class A Common Stock and paid an additional purchase price of $400,000 to Realprop in connection with the purchase of certain securities that were the subject of the Katz Litigation.

b) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751) (the "VCNY Litigation"). The complaint alleges causes of action for, among other things, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, fraud and fraudulent concealment, breach of fiduciary duty and negligent misrepresentation and omission made in connection with the sale by VCNY of 1,368,900 shares of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). The complaint also alleges a cause of action for declaratory judgment asserting that certain "piggyback" registration rights are applicable to shares of the Company's Class A common stock which VCNY owns (or which may be reacquired by VCNY pursuant to its requested remedies). The complaint further requests a declaratory judgment that a stockholders' agreement between the Company, Stephen A. Garofalo and VCNY be declared operative, which agreement indirectly required VCNY, through designated directors to approve significant transactions, and, accordingly, the Metromedia Loan and the Metromedia Investment should be rescinded and Mr. Vento should be reappointed as Chief Executive Officer of the Company. The Company believes, among other things, that the stockholder's agreement to which Mr. Vento was a party had terminated and, as a result, Mr. Vento had no such rights to approve the Metromedia Investment or the Metromedia Loan or to remain as Chief Executive Officer of the Company. Plaintiff seeks, among other things, (i) rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in the excess of $36 million, together with interest thereon, (ii) punitive damages in the amount of $50 million, and (iii) the declaratory judgments discussed above. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

                Metromedia Fiber Network, Inc. & Subsidiaries

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

      Exhibit 27 Financial Data Schedule for the period ended March 31, 1997

b)  Reports on Form 8-K

      Not applicable.

Signature

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Metromedia Fiber Network, Inc.
                                    ------------------------------
                                          (Registrant)

                                          By: /s/ Gerard Benedetto
                                          ------------------------
                                          Gerard Benedetto
                                          Chief Financial Officer
                                          (Principal Financial and Accountin
                                           Officer and Duly Authorized Officer)

                                          May 15, 1998