Form 10-Q
period 1998-06-30
METROMEDIA FIBER NETWORK INC
filed 1998-08-13
CIK 1043533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------   ------

                       Commission File Number - 000-23269

                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   11-3168327
          --------                                   -----------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                   c/o Metromedia Fiber Network Services, Inc.
                            1 North Lexington Avenue
                             White Plains, NY 10601
                            -----------------------
               (Address of principal executive office) (Zip code)

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

The number of shares outstanding of the registrant's common stock as of August 10, 1998, given effect to the two-for-one stock split, was:

                           Class                  Number of shares
                           -----                  -----------------
                             A                        38,471,178
                             B                         8,442,318



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 1998


                                TABLE OF CONTENTS



                                                                                            PAGE
                                                                                            ----
   ITEM NO.      DESCRIPTION

                         PART I - FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Operations for the Three and Six Month
                 Periods Ended June 30, 1998 and 1997.....................................    1

                 Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997....    2

                 Consolidated Statements of Cash Flows for the Six Month Period Ended
                 June 30, 1998 and 1997...................................................    3

                 Notes to Consolidated Financial Statements...............................    4

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ...................................................    9

                           PART II - OTHER INFORMATION

    Item 1.      Legal Proceedings........................................................   13

    Item 2.      Changes in Securities and Use of Proceeds................................   14

    Item 3.      Defaults Upon Senior Securities..........................................   14

    Item 4.      Submission of Matters to a Vote of Security Holders......................   14

    Item 5.      Other Information .......................................................   14

    Item 6.      Exhibits and Reports on Form 8-K ........................................   14


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Metromedia Fiber Network, Inc. & Subsidiaries
               Consolidated Statements of Operations (Unaudited)
                      (in 000's, except per share amounts)




                                              Three Months Ended     Six Months Ended
                                                  June 30,                June 30,
                                            --------------------    --------------------
                                               1998        1997        1998       1997
                                               ----        ----        ----       ----

Revenue .................................   $  7,407    $    468    $  9,133    $    542

Expenses:
    Cost of sales .......................      3,319         535       4,553       1,082
    Selling, general and administrative .      3,183       1,297       5,914       2,186
    Consulting and employment incentives         103       9,979         195      13,420
    Settlement agreement ................       --          --         3,400        --
    Depreciation and amortization .......        230         201         440         373
                                            --------     -------      ------     --------
Income (loss) from operations ...........        572     (11,544)     (5,369)    (16,519)

    Interest income .....................      1,875         202       3,576         204
    Interest expense ....................         (6)       (210)        (12)       (679)
    Income (loss) from joint venture ....       (251)       --          (251)       --
                                            --------     -------      ------     --------
Net income (loss) .......................   $  2,190    $(11,552)   $ (2,056)   $(16,994)
                                            --------     -------      ------     --------
                                            --------     -------      ------     --------
Net income (loss) per share, basic ......   $   0.05    $  (0.60)   $  (0.04)   $  (0.87)
                                            --------     -------      ------     --------
                                            --------     -------      ------     --------
Net income (loss) per share, diluted ....   $   0.04        N/A         N/A          N/A
                                            --------     -------      ------     --------
                                            --------     -------      ------     --------
Weighted average number of shares
    outstanding, basic ..................     46,628      19,130      46,404      19,424
                                            --------     -------      ------     --------
                                            --------     -------      ------     --------
Weighted average number of shares
    outstanding, diluted ................     54,304        N/A         N/A          N/A
                                            --------     -------      ------     --------
                                            --------     -------      ------     --------

                             See accompanying notes.

                 Metromedia Fiber Network, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                        (in 000's, except share amounts)



                                                                June 30,   December 31,
                                                                 1998         1997
                                                                 ----         ----
                                                             (Unaudited)
                        Assets

Current assets:
   Cash and cash equivalents ..............................   $ 120,645    $ 138,846
   Prepaid expenses .......................................         369          485
   Accounts receivable ....................................       7,513          837
   Other current assets ...................................         438          389
                                                              ---------    ---------
      Total current assets ................................     128,965      140,557


Fiber optic transmission network and related equipment, net      93,305       24,934
Property and equipment, net ...............................       1,459          759
Investment in/advance to joint venture ....................       2,550           56
Other assets ..............................................       1,269        1,072
                                                              ---------    ---------
      Total assets ........................................   $ 227,548    $ 167,378
                                                              ---------    ---------
                                                              ---------    ---------

                       Liabilities and stockholders' equity

Current liabilities:
   Accounts payable .......................................   $   2,179    $   3,072
   Accrued expenses .......................................      26,239        3,181
   Current portion of deferred revenue ....................       2,882        1,184
   Current portion of capital lease obligations ...........          55         --
                                                              ---------    ---------
      Total current liabilities ...........................      31,355        7,437
Capital lease obligations, net of current portion .........      19,346         --
Deferred revenue ..........................................      25,415       10,311
Other .....................................................        --             90

Commitments and contingencies (see notes)

Stockholders' equity:

   Class A common stock, $.01 par value; 180,000,000
      shares authorized; 38,392,700 and 37,448,284 shares
      issued and outstanding, respectively ................         384          374
   Class B common stock, $.01 par value; 20,000,000
      shares authorized; 8,442,318 and 8,442,318 shares
      issued and outstanding, respectively ................          84           84
   Additional paid-in capital .............................     196,243      192,305
   Accumulated deficit ....................................     (45,279)     (43,223)
                                                              ---------    ---------
      Total stockholders' equity ..........................     151,432      149,540
                                                              ---------    ---------
      Total liabilities and stockholders' equity ..........   $ 227,548    $ 167,378
                                                              ---------    ---------
                                                              ---------    ---------



                             See accompanying notes.

                 Metromedia Fiber Network, Inc. & Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
                                   (in 000's)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                               1998         1997
                                                                            ---------    ---------

Cash flows from operating activities:
Net income (loss) .......................................................   $  (2,056)   $ (16,994)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization .....................................         440          373
      Options issued for settlement agreement ...........................       3,000         --
      Stocks, options and warrants issued for services ..................         195       13,640
      Loss from joint venture ...........................................         251         --
Change in operating assets and liabilities:
      Accounts receivable ...............................................      (6,676)        (174)
      Prepaid expenses ..................................................         116         (261)
      Accounts payable and accrued expenses .............................       1,532       (4,250)
      Deferred revenue ..................................................      16,802        8,869
      Other .............................................................        (265)        (367)
                                                                            ---------    ---------
Net cash provided by operating activities ...............................      13,339          836
                                                                            ---------    ---------

Cash flows from investing activities:
Capital expenditures on fiber optic transmission network and
   related equipment, net of capital leases assumed and cost of sales ...     (28,779)        (666)
Investment in/advance to joint venture ..................................      (2,745)        --
Capital expenditures on property and equipment ..........................        (770)        (151)
                                                                            ---------    ---------
   Net cash used in investing activities ................................     (32,294)        (817)
                                                                            ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of common stock ..................................         754           10
Proceeds from issuance of preferred stock and warrants ..................        --         32,500
Dividends paid on preferred stock .......................................        --            (77)
Repayments of notes payable-private placement ...........................        --         (1,396)
Repayments of notes payable .............................................        --         (5,450)
Purchase of common stock ................................................        --         (1,140)
Purchase of preferred stock .............................................        --         (2,038)
                                                                            ---------    ---------
   Net cash provided by financing activities ............................         754       22,409
                                                                            ---------    ---------
Net (decrease) increase in cash and cash equivalents ....................     (18,201)      22,428
Cash and cash equivalents-beginning of period ...........................     138,846          464
                                                                            ---------    ---------
Cash and cash equivalents-end of period .................................   $ 120,645    $  22,892
                                                                            ---------    ---------
                                                                            ---------    ---------

Supplemental information:
   Interest paid ........................................................   $      12    $   1,145
                                                                            ---------    ---------
                                                                            ---------    ---------
   Income taxes paid ....................................................   $     473         --
                                                                            ---------    ---------
                                                                            ---------    ---------

Supplemental disclosure of significant non-cash and financing activities:
   Capital lease obligations ............................................   $  19,401         --
                                                                            ---------    ---------
                                                                            ---------    ---------
   Accrued capital expenditures .........................................   $  20,543         --
                                                                            ---------    ---------
                                                                            ---------    ---------


                             See accompanying notes

                  Metromedia Fiber Network, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                     ($ in 000's, except per share amounts)



1.   Summary of Significant Accounting Policies

Business Operations and Line of Business

Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") provides technologically advanced, high-bandwidth, private, fiber optic communications infrastructure within major U.S. markets. The Company provides its infrastructure to communications carriers competing in the local, long distance, wireless, and Internet markets as well as corporate and government customers requiring secure communications networks for the transmission of large amounts of voice, data, and video. The advanced network architecture is capable of supporting cutting edge technologies including SONET, DWDM (dense wave division multiplexing), ATM, and gigabit ethernet.

The Company currently operates a fiber optic network in metropolitan New York. The Company is currently expanding its New York / New Jersey Network (the "NY Network") to increase its coverage within the New York/New Jersey/Connecticut metropolitan area, as well as constructing a fiber optic route between New York City and Washington, D.C. The Company also is constructing intra-city fiber optic networks in Washington, D.C., Chicago, and Philadelphia. This expansion will bring the Company's total infrastructure in these four key Tier 1 telecommunications markets to in excess of 380,000 fiber miles and 1,000 route miles.

In addition, the Company also recently announced its plans for a major expansion into Boston, the San Francisco Bay area and Silicon Valley. The Company believes that the San Francisco Bay area / Silicon Valley and the Boston expansions will cover an additional 150 and 75 route miles, respectively, and that both will be completed within 24 months, although there can be no assurance that the projects will be completed in this period. The Company is currently engaged in the planning process for construction of this expansion and is also assessing the amount and nature of additional financing that may be required to implement these expansion plans.

In addition to the Company's New York to Washington, D.C. inter-city network, the Company is establishing inter-city links connecting New York to Chicago, Chicago to the West Coast and New York to Boston.

The Company entered into a joint venture agreement with Racal Telecommunications, Inc. ("Racal") on November 26, 1997. The joint venture, named International Optical Network LLC ("ION") will enable the Company and Racal to provide transatlantic communication services, between New York and London, to their respective customers. Racal is part of the Racal Electronics Group, which is headquartered in the United Kingdom.

Basis of Presentation

The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the United States Securities and Exchange Commission Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company and accompanying Notes for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year then ended. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this filing have been made. Certain balances have been reclassified to conform to the current period presentation.

                  Metromedia Fiber Network, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                     ($ in 000's, except per share amounts)


Stock Split

Subsequent to the end of the second quarter, on July 23, 1998, the Company announced that that the Executive Committee of its Board of Directors, acting pursuant to authority delegated by the Board, approved a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend. All share and per share amounts presented herein give retroactive effect to the stock split. (See note 7.)

Recognition of Revenue

The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also provides installation services for its customers, and as these services typically are completed within a year, the Company records the revenues and related costs for these services under the completed contract method. In addition, the Company occasionally grants Indefeasible Rights of Use (IRU's) to portions of its network. For those grants occurring prior to completion of the portion of the network granted, the Company recognizes revenue on these telecommunication services using the percentage of completion method. Under the percentage of completion method, progress is generally measured on performance milestones relating to the contract where such milestones fairly reflect the progress toward contract completion. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. If necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified. Contract costs are estimated using allocations of the total cost of constructing the specific phase of the network. Revisions to estimated profits on contracts are recognized in the period that they become known.

2.   Consulting and Employment Incentives

The amounts represent the value of common stock, warrants and options issued to consultants, officers, employees and directors of the Company as incentive to provide services to the Company.

The 1997 amounts represent the value of options to purchase 6,190,470 shares of the Company's common stock issued in 1997 to officers, employees and directors of the Company. The options have been valued in accordance with APB Opinion No. 25 at the difference between the exercise price of the options and the fair market value of the Company's common stock.

3.   Fiber Optic Transmission Network and Related Equipment

Fiber optic transmission network and related equipment consist of the following:


                                                                           June 30,            December 31,
                                                                             1998                  1997
                                                                           ---------           -----------
Material-fiber  optic  cable . . . . . . . . . . . . . . . . .              $  1,243             $  1,133
Engineering  and layout  costs . . . . . . . . . . . . . . . .                 3,372                3,322
Fiber optic cable  installation  costs . . . . . . . . . . . .                 1,949                1,869
Other  .  .  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,468                1,248
Electrical  installation  costs  . . . . . . . . . . . . . . .                   408                  408
Headends.  . . . . . . . . . . . . . . . . . . . . . . . . . .                   363                  363
Construction  in  progress . . . . . . . . . . . . . . . . . .                86,098               17,835
                                                                              ------               ------
                                                                              94,901               26,178
Less: accumulated  depreciation .. . . . . . . . . . . . . . .                (1,596)              (1,244)
                                                                              ------               ------
                                                                            $ 93,305             $ 24,934
                                                                            --------             --------
                                                                            --------             --------

                  Metromedia Fiber Network, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                     ($ in 000's, except per share amounts)


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

4.   Investment in/Advances to Joint Venture

On November 26, 1997, the Company entered into a joint venture agreement with Racal, to provide broad-based transatlantic communication services between New York and London. The Company and Racal will each be required to contribute capital of $3.4 million through October 1, 1998 for their respective 50% interests. As of December 31, 1997, neither party had yet made a capital contribution. The balance of the investment at December 31, 1997 represents advances made to the joint venture by the Company. The Company accounts for its investment on the equity method. During the first six months of 1998, each party made capital contributions of $2.8 million. As of June 30, 1998, the Company recorded a $251 loss from the joint venture based on its 50% interest in the joint venture. Included in accounts receivable is the outstanding balances of $442 for administrative services provided to the joint venture through June 30, 1998. The Company expects to receive payment from the joint venture for these services in the third quarter of 1998.

5.   Related Party Transactions

The Company is party to the Management Agreement with Metromedia Company pursuant to which Metromedia Company provides the Company with consultation and advisory services. These services encompass legal, insurance, personnel, benefits and other corporate matters, cash management, internal audit, finance, taxes and other services as may be reasonably requested by the Company. The Management Agreement terminates on December 31, 1998 and is automatically renewed for successive one-year terms unless either party terminates upon 60 days notice. The management fee under the Management Agreement is $500 per year. In addition, the Company is obligated to reimburse Metromedia Company all of its out-of-pocket costs and expenses incurred in connection with the agreement.

In fiscal 1997, Metromedia Company received no payments for its out-of-pocket costs and expenses or for any other services rendered under the Management Agreement. With respect to 1998, in accordance with the Management Agreement, amounts expensed as due to Metromedia Company as of June 30, 1998 were $250.

In 1997, the Company paid in full the outstanding balance of a loan made to the Company in prior years by the Company's majority shareholder at the time such loan was advanced.

6.   Settlement Agreements

The Company was a defendant in Katz, et al. v. National Fiber Network, Inc., et al., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, in connection

                  Metromedia Fiber Network, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                     ($ in 000's, except per share amounts)


with the Katz Litigation.


7.   Equity Transactions

Stock Split

As discussed in Note 1, subsequent to the end of the second quarter, on July 23, 1998, the Company announced that that the Executive Committee of its Board of Directors, acting pursuant to authority delegated by the Board, approved a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend. The stock dividend is to be issued to shareholders of record as of the close of business on August 7, 1998. As of June 30, 1998, adjusted for the effect of the stock dividend, the Company had 38,392,700 Class A common shares outstanding and 8,442,318 Class B common shares outstanding.

Stock Options

In 1997, the Company granted to key employees, officers and directors options to purchase up to 6,190,470 shares of the common stock of the Company. The options have exercise prices ranging from $0.98 to $3.82 per share, vesting schedules ranging from immediate to twelve months from date of grant and expire ten years after date of grant. The Company recorded non-cash charges of $103 and $195 for the three- and six- month periods ending June 30, 1998, respectively, to reflect the pro-rata value applicable of such grants vesting over the next quarter.

Stock Warrants

On December 31, 1996, the Company issued and sold to Penny Lane Partners, LP ("Penny Lane") for aggregate cash consideration of $2,025 (i) 150,000 shares of 10% cumulative convertible preferred stock (the "Series A Preferred Stock") bearing dividends at a rate of $1.35 per share per annum, and (ii) warrants to purchase 228,150 shares of Common Stock at an exercise price of $2.47 per share of Common Stock (such number to be adjusted based on certain future events) at an exercise price of $0.01 per share (the "Contingent Warrants"). In March 1997, Penny Lane agreed to permit the Series A Preferred Stock and the Contingent Warrants to be redeemed at an aggregate redemption price of $2,115 (which includes accrued but unpaid dividends on the Series A Preferred Stock) and in connection therewith the number of Penny Lane Warrants was increased from 228,150 to 456,300.

In January 1998, Penny Lane exercised all its warrants under the terms of the agreement. Penny Lane elected to make a cashless exercise of its warrants and the number of shares issuable upon exercise was reduced by the number of shares at the closing price on the day of exercise having a value equal to the aggregate exercise price. As such, Penny Lane was issued 345,512 shares in connection with the exercise of all of its warrants.

8.   Contingencies

(a) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
     7751) (the "VCNY Litigation"). On or about May 29, 1998, plaintiff filed an amended complaint. The complaint, as amended, alleges four causes of action including (i) violation

                  Metromedia Fiber Network, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                     ($ in 000's, except per share amounts)



of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission made in connection with the sale by VCNY of 900,000 shares (not adjusted for subsequent stock splits) of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). Plaintiff seeks, among other things, (i) on the first and second causes of action, rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (ii) on the third and fourth causes of action, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon;
     (iii) punitive damages in the amount of $50 million, and (iv) plaintiffs reasonable legal fees and the cost of this action. All the defendants, including the Company and Stephen A. Garafalo, have moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140). The plaintiff alleges cause of action for, among other things, breach of a finder's fee agreement entered into between Peter Sahagen and plaintiff on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Plaintiff seeks, among other things, a number of shares of the Company not presently ascertainable, but believed to be approximately 112,500 shares (calculated as of the date on which the complaint was filed) or damages in an amount not presently ascertainable, but believed to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by the plaintiff in this action. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issued in this litigation. However, no assurances can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations.

                  Metromedia Fiber Network, Inc. & Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q) constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") provides technologically advanced, high-bandwidth, private, fiber optic communications infrastructure within major U.S. markets. The Company provides its infrastructure to communications carriers competing in the local, long distance, wireless, and Internet markets as well as corporate and government customers requiring secure communications networks for the transmission of large amounts of voice, data, and video. The advanced network architecture is capable of supporting cutting edge technologies including SONET, DWDM (dense wave division multiplexing), ATM, and gigabit ethernet.

The Company currently operates a fiber optic network in metropolitan New York. The Company is currently expanding its New York / New Jersey Network (the "NY Network") to increase its coverage within the New York/New Jersey/Connecticut metropolitan area, as well as constructing a fiber optic route between New York City and Washington, D.C. The Company also is constructing intra-city fiber optic networks in Washington, D.C., Chicago, and Philadelphia. This expansion will bring the Company's total infrastructure in these four key Tier 1 telecommunications markets to in excess of 380,000 fiber miles and in excess of 1,000 route miles.

In addition, the Company also recently announced its plans for a major expansion into Boston, the San Francisco Bay area and Silicon Valley. The Company believes that the San Francisco Bay area / Silicon Valley and the Boston expansions will cover an additional 150 and 75 route miles, respectively, and that both will be completed within 24 months, although there can be no assurance that the projects will be completed in this period. The Company is currently engaged in the planning process for construction of

                  Metromedia Fiber Network, Inc. & Subsidiaries

this expansion and is also assessing the amount and nature of additional financing that may be required to implement these expansion plans.

In addition to the Company's New York to Washington, D.C. inter-city network, the company is establishing inter-city links connecting New York to Chicago, Chicago to the West Coast and New York to Boston.

The Company entered into a joint venture agreement with Racal Telecommunications, Inc. ("Racal") on November 26, 1997. The joint venture, named International Optical Network LLC ("ION") will enable the Company and Racal to provide transatlantic communication services, between New York and London, to their respective customers. Racal is part of the Racal Electronics Group, which is headquartered in the United Kingdom.

Stock Split

Subsequent to the end of the second quarter, on July 23, 1998, the Company announced that the Executive Committee of its Board of Directors, acting pursuant to authority delegated by the Board, approved a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend. The stock dividend is to be issued to shareholders of record as of the close of business on August 7, 1998. As of June 30, 1998, adjusted for the effect of the stock dividend, the Company had 38,392,700 Class A common shares outstanding and 8,442,318 Class B common shares outstanding. All share and per share amounts presented herein give retroactive effect to the stock split.

Revenues

Revenues for the second quarter of 1998 were $7.4 million or 1,380% greater than revenues of $0.5 million for the second quarter of 1997. Revenues for the six months ending June 30, 1998 were $9.1 million or 1,720% greater than revenues of $0.5 million for the six months of 1997. The increase in revenue for the three and six months ended June 30, 1998 versus the three and six months ended June 30, 1997, respectively, reflects higher revenues associated with commencement of service to customers, as well as an increase in the total number of customers served and revenue recognized related to sales of indefeasible rights of use to the Company's network.

Cost of Sales

Cost of sales were $3.3 million in the second quarter of 1998, a 560% increase over cost of sales of $0.5 million for the second quarter of 1997. Cost of sales increased for the three months ended June 30, 1998 as compared to the same period in 1997 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the build-out of the Company's network. Costs of sales as percentages of revenue for the second quarters of 1998 and 1997 were 45% and 100%, respectively, declining as a result of the significant increase in the number of customers and revenues.

Cost of sales were $4.6 million in the six months ending June 30, 1998, a 318% increase over cost of sales of $1.1 million for the first six months of 1997. Cost of sales increased for the six months ended June 30, 1998 as compared to the same period in 1997 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the build-out of the Company's network. Costs of sales as percentages of revenue for the first six months of 1998 and 1997 were 51% and 220%, respectively, declining as a result of the significant increase in the number of customers and revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3.2 million during the second quarter of 1998, from $1.3 million during the first quarter of 1997, an increase of $1.9 million, or 146%. Selling, general and administrative expenses increased to $5.9 million during the first six months of 1998, from $2.2 million during the first six months of 1997, an increase of $3.7 million, or 168%. The increase in selling,

                  Metromedia Fiber Network, Inc. & Subsidiaries

general and administrative expenses, for the three- and six-month periods ended June 30, 1998 versus the three and six month periods ended June 30, 1997, respectively, resulted primarily from increased overhead to accommodate the Company's expansion and increased legal expenses as a result of the increased business activities of the Company.

Consulting and Employment Incentives

Consulting and employment incentives expense for the three months ended June 30, 1998 were $0.1 million compared with $10.0 million for the three months ended June 30, 1997. Consulting and employment incentives expense for the six months ended June 30, 1998 were $0.2 million compared with $13.4 million for the six months ended June 30, 1997. Consulting and employment incentives expense incurred in 1997 reflects the value of stock options issued to key employees, officers and directors in order to attract or retain their services. For the three and six months ended June 30, 1998, the amount recorded reflects the amortization for the unvested component of options issued in 1997 to key employees.

Settlement Agreement

The amount recorded for a settlement agreement was $3.4 million for the six months ended June 30, 1998 with no expense for the three and six months ended June 30, 1997 or the three months ended June 30, 1998. The amount recorded in 1998 reflects the expense associated with the issuance of stock options and payment of cash related to the settlement agreement.

Depreciation and Amortization

Depreciation and amortization expense of $230,000 was recorded during the three months ended June 30, 1998, versus $201,0000 during the three months ended June 30, 1997, an increase of $29,000, or 14%. Depreciation and amortization expense of $440,000 was recorded during the six months ended June 30, 1998, versus $373,000 during the six months ended June 30, 1997, an increase of $67,000, or 18%. The increases in depreciation and amortization expense resulted from increased investment in the Company's fiber optic network and property and equipment.

Interest Income

Interest income was $1.9 million during the three months ended June 30, 1998 as compared to $0.2 million during the comparable 1997 period. Interest income was $3.6 million during the six months ended June 30, 1998 as compared to $0.2 million during the comparable 1997 period. Interest income during 1998 was derived from investment of the Company's excess cash received as proceeds from the initial public offering in October 1997. At June 30, 1997, the Company had excess cash derived from the Metromedia Investment of April 30, 1997.

Interest Expense

Interest expense decreased in the three months ended June 30, 1998 to $6,000 versus $210,000 for the three months ended June 30, 1997. Interest expense decreased in the six months ended June 30, 1998 to $12,000 versus $679,000 for the six months ended June 30, 1997. The decrease in interest expense reflects the repayment of all of the Company's debt subsequent to June 30, 1997 with the proceeds from the Metromedia Investment.

Income (Loss) from Joint Venture

The Company recorded a $251,000 loss from its 50% share of the joint venture's loss for the three- and six-month periods ending June 30, 1998. This loss primarily represents start-up costs for the joint venture.

Net Income (Loss)

The Company had net income of $2.2 million for the three months ended June 30, 1998, versus a net loss of $11.6 million for the comparable period of 1997. For the three months ended June 30, 1998, the basic

                  Metromedia Fiber Network, Inc. & Subsidiaries

net income per share, after giving effect to the two-for-one stock split announced July 23, 1998, was $0.05 versus a basic net loss per share, after the stock split, of $0.60 for the three months ended June 30, 1997.
On a diluted basis, the net income per share, after the stock split, for the three months ended June 30, 1998 was $0.04. The improvement in results was primarily attributable to the growth of revenues and the improvements in gross margins, as noted above, as well as the increase in net interest income versus net interest expense related to the Metromedia Investment and the funds raised through the Company's initial public offering.

The Company had a net loss of $2.1 million for the six months ended June 30, 1998, versus a net loss of $17.0 million for the comparable period of 1997. For the six months ended June 30, 1998 and 1997, the basic net loss per share, after the stock split, was $0.04 and $0.87, respectively. The decrease in net losses was primarily attributable to the growth of revenues and the improvements in gross margins as noted above, as well as the increase in net interest income versus net interest expense related to the Metromedia Investment and the funds raised through the Company's initial public offering.

Liquidity and Capital Resources

On November 3, 1997, the Company generated net proceeds of $133.9 million in an initial public offering of 18,216,000 shares of its Class A Common Stock, after deducting the underwriters' commissions and expenses related to the offering. The Company anticipated spending approximately $140 million to build-out its network. Management believes that the cash and cash equivalents on hand at June 30, 1998 coupled with the cash expected to be generated internally (including advance customer payments), will be sufficient to fund the Company's planned build-out of its fiber optic network and its other working capital needs for the next twelve months, prior to the decision to expand into Boston and the San Francisco Bay area and Silicon Valley. The Company is currently engaged in the planning process for construction of its West Coast expansion and is also assessing the amount and nature of additional financing that may be required to implement such expansion plans. The Company may also consider from time to time the private or public sale of additional equity or debt securities of the Company, depending upon market conditions.

For the six months ended June 30, 1998, the Company's operating activities generated $13.3 million of cash, versus $0.8 million during the comparable six-month period of 1997. The increase in cash provided by operations was primarily due to the increase in advance payments received from customers as well as the increase in revenues and interest income in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company used $32.3 million of cash for investing activities versus $0.8 million for the comparable period in 1997. This increase was due primarily to the investment by the Company in the expansion of its networks and related construction in progress as well as capital contributions to the Company's joint venture. For the six months ended June 30, 1998, the Company received $0.8 million of net cash from financing activities, compared to $22.4 million for the same period in 1997. The activity in 1998 related to the issuance of common stock as a result of the exercise of warrants and options, while the 1997 activity related to the sale of securities of the Company net of the repayment of certain of the Company's indebtedness.

Year 2000

The Company has completed an assessment of its exposure to the "year 2000" computer problem. Based on this assessment, the Company believes that no critical software systems will be impacted by this situation. Systems currently in use are already "year 2000" compliant. Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the "year 2000" problem, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the "year 2000" problem. Nonetheless, the Company believes that the "year 2000" issue will not have a material impact on the Company's business operation or financial condition.

                  Metromedia Fiber Network, Inc. & Subsidiaries


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) The Company was a defendant in Katz, et al. v. National Fiber Network, Inc., et al., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, in connection with the Katz Litigation

(b) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp, Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
     7751) (the "VCNY Litigation"). On or about May 29, 1998, plaintiff filed an amended complaint. The complaint, as amended, alleges four causes of action including (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission made in connection with the sale by VCNY of 900,000 shares (not adjusted for subsequent stock splits) of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). Plaintiff seeks, among other things, (i) on the first and second causes of action, rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (ii) on the third and fourth causes of action, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (iii) punitive damages in the amount of $50 million, and
     (iv) plaintiffs reasonable legal fees and the cost of this action. All the defendants, including the Company and Stephen A. Garafalo, have moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiffs in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

(c) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140). The plaintiff alleges cause of action for, among other things, breach of a finder's fee agreement entered into between Peter Sahagen and plaintiff on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Plaintiff seeks, among other things, a number of shares of the Company not presently ascertainable, but believed to be approximately 112,500 shares (calculated as of the date on which the complaint was filed) or damages in an amount not presently ascertainable, but believed to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by the plaintiff in this action. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issued in this litigation. However, no assurances can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations.

                  Metromedia Fiber Network, Inc. & Subsidiaries

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 1998 annual meeting of shareholders of the Company was held on May 18, 1998.

     - The shares indicated below have been adjusted for the two-for-one stock split.

     - The following Class A directors were elected at the 1998 annual meeting of shareholders by the indicated votes of the shares of the Company's Class A Common Stock:


                              Name               Class of Director       Votes For      Votes Withheld
                              ----               -----------------       ---------      --------------
                   Stephen A. Garofalo                Class A           31,399,010          156,176
                   Howard M. Finkelstein              Class A           31,399,010          156,176
                   Vincent A. Galluccio               Class A           31,399,010          156,176

     - At the annual meeting, the shareholders voted to approve the adoption of the 1998 Incentive Stock Plan, by a vote of 18,105,368 Class A shares voting for, all 8,442,318 Class B shares (84,423,180 votes) voting for, 8,344,428 Class A shares voting against, 35,830 Class A shares abstaining and 5,069,560 Class A shares constituting broker non-votes.

     - At the annual meeting, the shareholders voted to ratify the retention of Ernst & Young LLP as independent auditors for the 1998 fiscal year, by a vote of 31,510,938 Class A shares voting for, all 8,442,318 Class B shares (84,423,180 votes) voting for, 36,570 Class A shares voting against and 7,678 Class A shares abstaining.


Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit #
          27 Financial Data Schedule for the period ended June 30, 1998.

b)   Reports on Form 8-K

     On June 15, 1998 the Company filed a current report related to the Company's plans to expand its fiber optic infrastructure to more than 380,000 fiber miles. Such plans were disclosed in a Press Release, dated June 15, 1998, filed as an exhibit to such report.

                  Metromedia Fiber Network, Inc. & Subsidiaries

     On July 16, 1998 the Company filed a current report related to the Company's announcement of a major expansion into the San Francisco Bay area and Silicon Valley, and the establishment of inter-city links connecting Chicago to the West Coast. Such plans were disclosed in a Press Release, dated July 16, 1998, filed as an exhibit to such report.

Signature


Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Metromedia Fiber Network, Inc.
                         ------------------------------
                                  (Registrant)

                                   By: /s/ Gerard Benedetto
                                       --------------------
                                   Gerard Benedetto
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                                   August 12, 1998