Form 10-Q
period 1998-09-30
METROMEDIA FIBER NETWORK INC
filed 1998-11-12
CIK 1043533

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ---------------------

                                     FORM 10 - Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended September 30, 1998

                                          or

             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________to ______________

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

The number of shares outstanding of the registrant's common stock as of November 6, 1998, given effect to the two-for-one stock split, was:

                    Class     Number of shares
                    -----     ----------------
                      A          38,730,226
                      B           8,442,318

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                            QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998


                                  TABLE OF CONTENTS




ITEM NO.  DESCRIPTION                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations for the
          Three- and Nine-Month Periods Ended
          September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . 1

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statements of Cash Flows for the
          Nine-Month Periods Ended September 30, 1998 and 1997. . . . . . . 3

          Notes to Consolidated Financial Statements  . . . . . . . . . . . 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  . . . . . . . . . . . . . . . . . . . . .  9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . 15

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 15

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15

                                PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                           ------------------           -----------------
                                             1998       1997              1998       1997
                                             ----       ----              ----       ----
Revenue                                  $  11,707  $    1,203        $  20,840   $   1,745

Expenses:
  Cost of sales                              4,946       1,310            9,499       2,647
  Selling, general and administrative        3,898       1,791            9,811       3,722
  Consulting and employment incentives          53       5,705              248      19,124
  Settlement agreement                           -           -            3,400           -
  Depreciation and amortization                298         194              738         567
                                         ---------   ---------        ---------   ---------
Income (loss) from operations                2,512      (7,797)          (2,856)    (24,315)

  Interest income                            1,452         287            5,028         491
  Interest expense                              (4)        (53)             (16)       (732)
  Income (loss) from joint venture             (13)          -             (264)          -
                                         ---------   ---------        ---------   ---------
Income (loss) before income taxes            3,947      (7,563)           1,892     (24,556)
  Income taxes                                 825           -              825           -
                                         ---------   ---------        ---------   ---------
Net income (loss)                        $   3,122   $  (7,563)       $   1,067   $ (24,556)
                                         =========   =========        =========   =========

Net income (loss) per share, basic       $    0.07   $   (0.40)       $    0.02   $   (1.27)
                                         =========   =========        =========   =========

Net income (loss) per share, diluted     $    0.06         N/A        $    0.02         N/A
                                         =========   =========        =========   =========

Weighted average number of shares
  outstanding, basic                        46,965      19,130           46,598      19,326
                                         =========   =========        =========   =========

Weighted average number of shares
  outstanding, diluted                      55,332         N/A           54,302         N/A
                                         =========   =========        =========   =========

                                   SEE ACCOMPANYING NOTES

                        METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1998               1997
                                                               ------------       ------------
                                                                (UNAUDITED)

                         ASSETS

Current assets:
  Cash and cash equivalents                                     $   76,335         $  138,846
  Accounts receivable                                               17,902                837
  Prepaid expenses and other current assets                          1,042                874
                                                                ----------         ----------
     Total current assets                                           95,279            140,557
  Fiber optic transmission network and related equipment, net      148,579             24,934
  Property and equipment, net                                        1,732                759
  Investment in/advances to joint venture                            2,537                 56
  Other assets                                                       7,300              1,072
                                                                ----------         ----------
     Total assets                                               $  255,427         $  167,378
                                                                ==========         ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    3,409         $    3,072
  Accrued expenses                                                  39,119              3,181
  Current portion of deferred revenue                                6,409              1,184
  Current portion of capital lease obligations                          55                  -
                                                                ----------         ----------
     Total current liabilities                                      48,992              7,437
  Capital lease obligations                                         19,687                  -
  Deferred revenue                                                  32,006             10,311
  Other                                                                  -                 90
  Commitments and contingencies (see notes)
  Stockholders' equity:
     Class A common stock, $.01 par value; 180,000,000
       shares authorized; 38,730,226 and 37,448,284 shares
       issued and outstanding, respectively                            387                374
     Class B common stock, $.01 par value; 20,000,000
       shares authorized; 8,442,318 and 8,442,318 shares
       issued and outstanding, respectively                             84                 84
     Additional paid-in capital                                    196,427            192,305
     Accumulated deficit                                           (42,156)           (43,223)
                                                                ----------         ----------
       Total stockholders' equity                                  154,742            149,540
                                                                ----------         ----------
       Total liabilities and stockholders' equity               $  255,427         $  167,378
                                                                ==========         ==========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN 000'S)



                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   ------------------
                                                                   1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   1,067      $  (24,556)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                  738             567
       Options issued for settlement agreement                      3,000               -
       Stocks, options and warrants issued for services               248          19,344
       Reserve for accounts receivable                                156               -
       Loss from joint venture                                        264               -
CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable                                         (17,221)          (162)
       Accounts payable and accrued expenses                         3,442         (3,877)
       Deferred revenue                                             26,920          8,225
       Other                                                        (1,749)        (3,411)
                                                                ----------     ----------
     Net cash provided by (used in) operating activities            16,865         (3,870)
                                                                ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission
  network and related equipment                                    (71,739)        (1,522)
Deposit                                                             (4,675)             -
Investment in/advances to joint venture                             (2,745)             -
Capital expenditures on property and equipment                      (1,109)          (225)
                                                                ----------     ----------
  Net cash used in investing activities                            (80,268)        (1,747)
                                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 892             10
Proceeds from issuance of preferred stock and warrants                   -         32,500
Dividends paid on preferred stock                                        -            (77)
Repayments of notes payable - private placement                          -         (1,408)
Repayments of notes payable                                              -         (5,950)
Purchase of common stock                                                 -         (1,140)
Purchase of preferred stock                                              -         (2,038)
                                                                ----------     ----------
  Net cash provided by financing activities                            892         21,897
                                                                ----------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (62,511)        16,280
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                      138,846            464
                                                                ----------     ----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                         $   76,335     $   16,744
                                                                ==========     ==========
Supplemental information:
     Interest paid                                              $       16     $    1,145
                                                                ==========     ==========
     Income taxes paid                                          $    3,080     $        -
                                                                ==========     ==========
Supplemental disclosure of significant
 non-cash investing activities:
     Capital lease obligations                                  $   19,742     $        -
                                                                ==========     ==========
     Accrued capital expenditures                               $   32,743     $        -
                                                                ==========     ==========

                             SEE ACCOMPANYING NOTES

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LINE OF BUSINESS

Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate/government customers in the United States. The Company focuses its operations on domestic intra-city fiber optic networks in clusters of Tier I cities throughout the United States. The Company currently operates high-bandwidth fiber optic communications networks in New York and within the next two quarters expects to operate similar networks in Philadelphia and Washington, D.C. The Company has also begun engineering and constructing networks in Chicago, San Francisco and Boston and within the next two years the Company also plans to complete an expansion into four additional markets including Los Angeles, Seattle, Dallas and Houston. The Company expects that its domestic intra-city networks will ultimately encompass approximately 756,000 fiber miles covering approximately 1,771 route miles.

The Company has also built inter-city fiber optic capacity to link certain of its intra-city networks. The Company expects to have operational a 241 route mile network from New York to Washington, D.C. during the first quarter of 1999, and when finally complete, as currently planned, this network will cover approximately 180,000 fiber miles. The Company has also obtained rights for fiber optic capacity with other facilities-providers and obtained fiber optic capacity linking certain of the metropolitan areas (New York--Chicago, New York--Boston, Chicago--Seattle--Portland) in which the Company plans to construct intra-city networks.

In addition, the Company has entered into a joint venture with a U.K. telecommunications company to connect its New York network to London and has announced that it intends to form a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

BASIS OF PRESENTATION
The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company and accompanying Notes for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year then ended. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------


are necessary for a fair presentation of the results of the interim periods presented in this report have been made. Certain balances have been reclassified to conform to the current period presentation.

STOCK SPLIT
On August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. All share and per share amounts presented herein give retroactive effect to the stock split. (See note 8.)

RECOGNITION OF REVENUE
The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also provides installation services for its customers, and as these services typically are completed within a year, the Company records the revenues and
related costs for these services under the completed contract method.   In
addition, the Company occasionally grants Indefeasible Rights of Use ("IRU's") to portions of its network. For those grants occurring prior to completion of the portion of the network granted, the Company recognizes revenue on these telecommunication services using the percentage of completion method. Under the percentage of completion method, progress is generally measured on performance milestones relating to the contract where such milestones fairly reflect the progress toward contract completion. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. If necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified. Contract costs are estimated using allocations of the total cost of constructing the specific phase of the network. Revisions to estimated profits on contracts are recognized in the period that they become known.

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

3.  Fiber Optic Transmission Network and Related Equipment

Fiber optic transmission network and related equipment consist of the following (in 000's):


                                              SEPTEMBER 30,          DECEMBER 31,
                                                  1998                   1997
                                              -------------          ------------
Material-fiber optic cable..................  $       4,900          $      1,133
Engineering and layout costs................          4,123                 3,322
Fiber optic cable installation costs........          2,668                 1,869
Other.......................................          2,750                 2,019
Construction in progress....................        135,960                17,835
                                              -------------          ------------
                                                    150,401                26,178
Less: accumulated depreciation..............         (1,822)               (1,244)
                                              -------------          ------------
                                                    148,579                24,934
                                              -------------          ------------
                                              -------------          ------------

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------

Construction in progress includes amounts incurred in the Company's expansion of its network. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build.

4.  INVESTMENT IN/ADVANCES TO JOINT VENTURE

The Company has a joint venture agreement with Racal, that provides broad-based transatlantic communication services between New York and London. As of December 31, 1997, neither party had yet made a capital contribution. The balance of the investment at December 31, 1997 represents advances made to the joint venture by the Company. The Company accounts for its investment using the equity method. During the first nine months of 1998, each party made capital
contributions of $2.8 million.   The Company and Racal may each be required to
contribute additional capital as needed for their respective 50% interests. As of September 30, 1998, the Company recorded a $264,000 loss from the joint venture based on its 50% interest in the joint venture. Included in the Company's accounts receivable is $168,000 for administrative services provided to the joint venture through September 30, 1998.

5.  GERMAN NETWORK BUILD

The Company signed a letter of intent with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the Company will own its own separate German broadband network. The Company expects construction to be completed in stages, with the first segment expected to be available by the third quarter of 1999. In connection with this agreement, the Company made a deposit payment of $4.7 million. Upon signing a definitive agreement the Company would expect to be required to provide an irrevocable standby letter of credit as security for the construction costs of the network.

6.    RELATED PARTY TRANSACTIONS

The Company is party to the Management Agreement with Metromedia Company pursuant to which Metromedia Company provides the Company with consultation and advisory services. These services encompass legal, insurance, personnel, benefits and other corporate matters, cash management, internal audit, finance, taxes and other services as may be reasonably requested by the Company. The Management Agreement terminates on December 31, 1998 and is automatically renewed for successive one-year terms unless either party terminates upon 60 days notice. The management fee under the Management Agreement is $500,000 per year. In addition, the Company is obligated to reimburse Metromedia Company all of its out-of-pocket costs and expenses incurred in connection with the agreement.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------


In fiscal 1997, Metromedia Company received no payments for its out-of-pocket costs and expenses or for any other services rendered under the Management Agreement. With respect to 1998, in accordance with the Management Agreement, amounts expensed as of September 30, 1998 were $375,000.

In 1997, the Company paid in full the outstanding balance of a loan made to the Company in prior years by the Company's majority shareholder at the time such loan was advanced.


7.  SETTLEMENT AGREEMENTS

The Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of the Katz Litigation.

8.  EQUITY TRANSACTIONS

STOCK SPLIT
As discussed in Note 1, on August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. All share and per share amounts presented herein give retroactive effect to the stock split. As of September 30, 1998, adjusted for the effect of the stock dividend, the Company had 38,730,226 Class A common shares outstanding and 8,442,318 Class B common shares outstanding.

STOCK OPTIONS
In 1997, the Company granted to key employees, officers and directors options to purchase up to 6,190,470 shares of the common stock of the Company. The options have exercise prices ranging from $0.98 to $3.82 per share, vesting schedules ranging from immediate to twelve months from date of grant and expire ten years after date of grant. The Company recorded non-cash charges of $53,000 and $248,000 for the three- and nine-month periods ending September 30, 1998, respectively, to reflect the pro-rata value applicable to the vesting period of such grants.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------

STOCK WARRANTS
On December 31, 1996, the Company issued and sold to Penny Lane Partners, LP ("Penny Lane") for aggregate cash consideration of $2,025,000 (i) 150,000 shares of 10% cumulative convertible preferred stock (the "Series A Preferred Stock") bearing dividends at a rate of $1.35 per share per annum, and (ii) warrants to purchase 228,150 shares of Common Stock at an exercise price of $2.47 per share of Common Stock (such number to be adjusted based on certain future events) at an exercise price of $0.01 per share (the "Contingent Warrants"). In March 1997, Penny Lane agreed to permit the Series A Preferred Stock and the Contingent Warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A Preferred Stock) and in connection therewith the number of Penny Lane Warrants was increased from 228,150 to 456,300.

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

9.  CONTINGENCIES

(a) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
     7751) (the "VCNY Litigation"). On or about May 29, 1998, plaintiff filed an amended complaint. The complaint, as amended, alleges four causes of action including (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission made in connection with the sale by VCNY of 900,000 shares (not adjusted for subsequent stock splits) of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). Plaintiff seeks, among other things, (i) on the first and second causes of action, rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (ii) on the third and fourth causes of action, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (iii) punitive damages in the amount of $50 million, and
     (iv) plaintiff's reasonable legal fees and the cost of this action. All the defendants, including the Company and Stephen A. Garofalo, have moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiff in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140). The plaintiff alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Peter Sahagen and plaintiff on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Plaintiff seeks, among other things, a number of shares of the Company not presently ascertainable, but believed to be approximately 112,500 shares (calculated as of the date on which the complaint was filed) or damages in an amount not presently ascertainable, but believed to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by the plaintiff in this action. The Company has answered the complaint and asserted affirmative defenses thereto, and the Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurances can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. The Company has filed an answer to the complaint and has raised affirmative defenses.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BACKGROUND

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate/government customers in the United States. The Company focuses its operations on domestic intra-city fiber optic networks in clusters of Tier I cities throughout the United States. The Company currently operates high-bandwidth fiber optic communications networks in New York and within the next two quarters expects to operate similar networks in Philadelphia and Washington, D.C. The Company has also begun engineering and constructing networks in Chicago, San Francisco and Boston and within the next two years the Company also plans to complete an expansion into four additional markets including Los Angeles, Seattle, Dallas and Houston. The Company expects that its domestic intra-city networks will ultimately encompass approximately 756,000 fiber miles covering approximately 1,771 route miles.

The Company has also built inter-city fiber optic capacity to link certain of its intra-city networks. The Company expects to have operational a 241 route mile network from New York to Washington, D.C. during the first quarter of 1999, and when finally complete, as currently planned, this network will cover approximately 180,000 fiber miles. The Company has also obtained rights for fiber optic capacity with other facilities-providers and obtained fiber optic capacity linking certain of the metropolitan areas (New York--Chicago, New York--Boston, Chicago--Seattle--Portland) in which the Company plans to construct intra-city networks.

In addition, the Company has entered into a joint venture with a U.K. telecommunications company to connect its New York network to London and has announced that it intends to form a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------


STOCK SPLIT
On August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. All share and per share amounts presented herein give retroactive effect to the stock split. As of September 30, 1998, adjusted for the effect of the stock dividend, the Company had 38,730,226 Class A common shares outstanding and 8,442,318 Class B common shares outstanding.

RESULTS OF OPERATIONS

REVENUES
Revenues for the third quarter of 1998 were $11.7 million or 875% greater than revenues of $1.2 million for the third quarter of 1997. Revenues for the nine months ending September 30, 1998 were $20.8 million or 1,124% greater than revenues of $1.7 million for the nine months of 1997. The increase in revenue for the three and nine months ended September 30, 1998 versus the three and nine months ended September 30, 1997, respectively, reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to sales of indefeasible rights of use to portions of the Company's network.

COST OF SALES
Cost of sales were $4.9 million in the third quarter of 1998, a 277% increase over cost of sales of $1.3 million for the third quarter of 1997. Cost of sales increased for the three months ended September 30, 1998 as compared to the same period in 1997 due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of the Company's network in service and the allocated costs of the network related to revenue recognized for sales of indefeasible rights of use to portions of the Company's network. Costs of sales as percentages of revenue for the third quarters of 1998 and 1997 were 42% and 108%, respectively, declining as a result of the significant increase in the number of customers and revenues associated with those customers.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------

Cost of sales were $9.5 million in the nine months ending September 30, 1998, a 265% increase over cost of sales of $2.6 million for the first nine months of 1997. Cost of sales increased for the nine months ended September 30, 1998 as compared to the same period in 1997 due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of the Company's network in service and the allocated costs of the network related to revenue recognized for sales of indefeasible rights of use to portions of the Company's network. Costs of sales as percentages of revenue for the first nine months of 1998 and 1997 were 46% and 153%, respectively, declining as a result of the significant increase in the number of customers and revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $3.9 million during the third quarter of 1998, from $1.8 million during the third quarter of 1997, an increase of $2.1 million, or 117%. Selling, general and administrative expenses increased to $9.8 million during the first nine months of 1998, from $3.7 million during the first nine months of 1997, an increase of $6.1 million, or 165%. The increase in selling, general and administrative expenses, for both the three- and nine-month periods ended September 30, 1998 versus the three- and nine-month periods ended September 30, 1997, respectively, resulted primarily from increased overhead to accommodate the Company's network expansion.

CONSULTING AND EMPLOYMENT INCENTIVES
Consulting and employment incentives expense for the three months ended September 30, 1998 were $0.1 million compared with $5.7 million for the three months ended September 30, 1997. Consulting and employment incentives expense for the nine months ended September 30, 1998 were $0.2 million compared with $19.1 million for the nine months ended September 30, 1997. Consulting and employment incentives expense incurred in 1997 reflects the value of stock options issued to key employees, officers and directors in order to attract or retain their services. For the three and nine months ended September 30, 1998, the amount recorded reflects amortization for the unvested component of options issued in 1997 to key employees.

SETTLEMENT AGREEMENT
The Company recorded $3.4 million for a settlement agreement in the nine months ended September 30, 1998. The amount was recorded in the first quarter of 1998 for the expense associated with the issuance of stock options and payment of cash related to the settlement agreement.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $0.3 million during the three months ended September 30, 1998, versus $0.2 million during the three months ended September 30, 1997, an increase of $0.1 million, or 50%. Depreciation and amortization expense was $0.7 million during the nine months ended September 30, 1998, versus $0.6 million during the nine months ended September 30, 1997, an increase of $0.1 million, or 17%. The increases in depreciation and amortization expense resulted from increased investment in the Company's completed fiber optic network and property and equipment.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------


INTEREST INCOME
Interest income was $1.5 million during the three months ended September 30, 1998 as compared to $0.3 million during the comparable 1997 period, an increase of $1.2 million, or 400%. Interest income was $5.0 million during the nine months ended September 30, 1998 as compared to $0.5 million during the comparable 1997 period, an increase of $4.5 million, or 900%. Interest income during 1998 was derived from investment of the Company's excess cash received as proceeds from the initial public offering in October 1997. At September 30, 1997, the Company had excess cash derived from the Metromedia Investment of April 30, 1997.

INTEREST EXPENSE
Interest expense decreased in the three months ended September 30, 1998 to $4,000 versus $53,000 for the three months ended September 30, 1997. Interest expense decreased in the nine months ended September 30, 1998 to $16,000 versus $732,000 for the nine months ended September 30, 1997. The decrease in interest expense reflects the repayment of all of the Company's debt in 1997 with the proceeds from the Metromedia Investment in the second quarter.

INCOME (LOSS) FROM JOINT VENTURE
The Company recorded a $13,000 and $264,000 loss from its 50% share of the ION joint venture's loss for the three- and nine-month periods, respectively, ending September 30, 1998. The loss primarily represents start-up costs and operating activities for the joint venture.

INCOME TAXES
The Company recorded a provision for income taxes for the three- and nine-month periods ended September 30, 1998 in the amount of $825,000. This represents an estimated effective tax rate, for federal and state taxes, of 43.6%.

NET INCOME (LOSS)
The Company had net income of $3.1 million for the three months ended September 30, 1998, versus a net loss of $7.6 million for the comparable period of 1997. For the three months ended September 30, 1998, basic net income per share was $0.07 versus a basic net loss per share of $0.40 for the three months ended September 30, 1997. On a diluted basis, net income per share for the three months ended September 30, 1998 was $0.06.

The Company had net income of $1.1 million for the nine months ended September 30, 1998, versus a net loss of $24.6 million for the comparable period of 1997. For the nine months ended September 30, 1998, basic net income per share was $0.02 versus a basic net loss per share of $1.27 for the nine months ended September 30, 1997. On a diluted basis, net income per share for the nine months ended September 30, 1998 was $0.02.

The improvements in results for the three- and nine-month periods were primarily attributable to the growth of revenues and the improvements in gross margins, as noted above, as well as the increase in net interest income versus net interest expense related to the Metromedia Investment and the funds raised through the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES
On November 3, 1997, the Company's initial public offering of 18,216,000 shares of Class A Common Stock (the "Initial Public Offering") generated net proceeds of $133.9 million, after deducting the underwriters' commission and expenses relating to the Initial Public Offering.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------


For the nine months ended September 30, 1998, the Company's operating activities generated $16.9 million of cash, compared with a use of $3.9 million during the comparable nine-month period of 1997. The increase in cash provided by operations was primarily due to the increase in advance payments received from customers as well as the improvement in net income as a result of increases in revenues and interest income in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company used $80.3 million of cash for investing activities versus $1.7 million for the comparable period in 1997. This increase was due primarily to the investment by the Company in the expansion of its networks and related construction in progress as well as capital contributions to the Company's ION joint venture and a deposit on the German network build. For the nine months ended September 30, 1998, the Company received $0.9 million of net cash from financing activities, compared to $21.9 million for the same period in 1997. The cash from financing activities in 1998 came from the issuance of common stock from exercises of warrants and options, while the 1997 amount related to the sale of securities of the Company net of the repayment of certain of the Company's indebtedness.

The Company has entered into a commitment letter with four lenders (the "Lenders"), to provide up to a five-year $300 million senior secured revolving credit facility (the "Credit Facility"), the proceeds of which will be used by the Company to construct its fiber optic networks and for general corporate purposes. Consummation of the Credit Facility is subject to a number of conditions precedent including, negotiation and execution of definitive documentation for the transaction, satisfactory completion of a due diligence investigation of the Company by the Lenders, no material adverse change in the Company's business, operations or conditions or material disruption of the debt syndication markets and other customary terms and conditions. In addition, the Company has announced that it is engaged in a private offering of up to $350 million of senior notes, the proceeds of which will be used to construct the Company's fiber optic networks and for general working capital purposes. There can be no assurance that the Company will consummate either the Credit Facility or the offering of senior notes on acceptable terms or at all. The Company believes that the aforementioned financing will be sufficient to implement such expansion plans. If the Company does not consumate either the Credit facility or the offering of senior notes it will seek alternative sources of financing or delay certain expansion plans.

The Company anticipates that it will continue to incur net operating losses as the Company expands and completes its existing networks, constructs additional networks and markets its services to an expanding customer base. The Company anticipates spending approximately $300.0 million for the year ending December 31, 1999 and approximately $200.0 million for the year ending December 31, 2000 on the build-out of its fiber optic networks in 10 Tier I cities and its planned international networks. The Company believes that the net proceeds of this offering, amounts available under the Credit Facility, certain vendor financing, cash on hand as of September 30, 1998 and cash generated in 1999 and 2000 (including advance customer payments), will be sufficient to fund the planned build-out of the Company's fiber optic networks and other working capital needs through the year ended December
31, 2000. The Indenture permits the Company to incur additional indebtedness to finance the construction of its networks. As a result, the Company may also consider from time to time private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued build-out of its network, including alternative financing to replace the Credit Facility. The Company can make no assurances that it will be able to successfully consummate any such financing at all, or on acceptable terms. Accordingly, the Company expects to continue experiencing net operating losses and negative cash flows for the foreseeable future.

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000.

The Company has delegated responsibility to a group of executives, to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on its customers, and avoid disruption to business operations. The Company is also focusing on hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies. The Company's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1998 and 1999 as necessary.

The Company has completed a questionnaire and project plan for the Company's systems and operating personnel to identify all business and computer applications, so the Company can identify potential compliance problems. The Company plans, in the fourth quarter of 1998, to initiate communications with all of its significant suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in the business with the Company. The Company plans to compile a database of information based upon these responses, which it expects to be complete by the end of the first quarter of 1999. To the extent problems are identified, the Company will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to January 1, 2000.

Based on the preliminary data, the Company's estimate is that the Year 2000 effort will have a nominal cost impact, although there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company believes that its exposure to this issue, based on its internal systems, is somewhat limited by the fact that substantially all of its existing systems have been purchased or replaced since 1996.

As of September 30, 1998, the Company had incurred nominal consulting costs in respect of its Year 2000 conversion effort. No other information system projects of the Company have been deferred due to the Year 2000 efforts. The Company expects that the source of funds for Year 2000 costs will be cash on hand. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

If the Company's customers or vendors are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on the Company's results of operations and financial condition could result.

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------

                              PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

(a) The Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation"). The subject matter of the Katz Litigation is set forth in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which description is incorporated by reference herein and made a part hereof. In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of the Katz Litigation

(b) On or about October 20, 1997, Vento & Company of New York, LLC ("VCNY") commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
     7751) (the "VCNY Litigation"). On or about May 29, 1998, plaintiff filed an amended complaint. The complaint, as amended, alleges four causes of action including (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission made in connection with the sale by VCNY of 900,000 shares (not adjusted for subsequent stock splits) of Class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997 (the "VCNY Sale"). Plaintiff seeks, among other things, (i) on the first and second causes of action, rescission of the VCNY Sale, or alternatively, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (ii) on the third and fourth causes of action, damages in an amount not presently ascertainable, but believed to be in excess of $36 million, together with interest thereon; (iii) punitive damages in the amount of $50 million, and
     (iv) plaintiff's reasonable legal fees and the cost of this action. All the defendants, including the Company and Stephen A. Garofalo, have moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurance can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in its defense of the allegations. If the Company is unsuccessful in its defense of the allegations, an award of the magnitude being sought by the plaintiff in the VCNY Litigation would have a material adverse effect on the Company's financial condition or results of operations.

(c) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140). The plaintiff alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Peter Sahagen and plaintiff on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Plaintiff seeks, among other things, a number of shares of the Company not presently ascertainable, but believed to be approximately 112,500 shares (calculated as of the date on which the complaint was filed) or damages in an amount not presently ascertainable, but believed to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by the plaintiff in this action. The Company has answered the complaint and asserted affirmative defenses thereto, and the Company intends to vigorously defend itself against these allegations based on its belief that it acted appropriately in connection with the matters at issue in this litigation. However, no assurances can be made that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of

                    METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                    ---------------------------------------------

     protracted litigation or that ultimately the Company will be successful in its defense of the allegations. The Company has filed an answer to the complaint and has raised affirmative defenses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

        EXHIBIT #
        27  Financial Data Schedule for the period ended September 30, 1998.

b)   Reports on Form 8-K

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

                                        METROMEDIA FIBER NETWORK, INC.
                                             (Registrant)

                                             By:  /s/Gerard Benedetto
                                             -----------------------------
                                             Gerard Benedetto
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)

                                             November 10, 1998