Form 10-K405
period 1998-12-31
METROMEDIA FIBER NETWORK INC
filed 1999-03-17
CIK 1043533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 000-23269
                           --------------------------
                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant, as specified in its charter)
                           --------------------------
             DELAWARE                                       11-3168327
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
                           --------------------------
                   C/O METROMEDIA FIBER NETWORK SERVICES, INC.
                            1 NORTH LEXINGTON AVENUE
                             WHITE PLAINS, NY 10601
              (Address and zip code of principal executive offices)
                                 (914) 421-6700
               (Registrant's telephone number, include area code)
                           --------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 Class A Common Stock, par value $.01 per share
                           --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      The aggregate market value of voting stock and non-voting common equity of the registrant held by nonaffiliates of the registrant was approximately $2,693,000,000 as of March 11, 1999 based on the last reported bid quotation on the Nasdaq National Market as of that date. For purposes of this calculation, the value of each share of Class B Common Stock of the registrant held by non-affiliates was determined based on the value of one share of Class A Common Stock as there is no established market for the Class B Common Stock and as each share of Class B Common Stock is convertible into one share of Class A Common Stock.

      The number of shares of Class A Common Stock outstanding as of March 11, 1999 was 76,605,110. The number of shares of Class B Common Stock outstanding as of March 11, 1999 was 16,884,636.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders, to be held May 18, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS


ITEM NO.   DESCRIPTION
--------   -----------
                                     PART I
Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 4.    Submission of Matters to a Vote of Securities Holders . . . . . . . . . . . . . . .

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters. .

Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of

           Operations. . . . . . . .  . . .. . . . . . . . . . . . . . . . . . . . . . . . . .

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . .

Item 8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial

           Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . .

Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 12.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . .

Item 13.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . .


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . .


                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  BUSINESS

THE COMPANY

      We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to carrier and corporate/government customers in the United States and Europe.

THE INTRACITY NETWORKS. We have installed local intracity networks that as of December 31, 1998, consisted of approximately 160,000 fiber miles (the number of strands of fiber in a length of fiber optic cable multiplied by the length of the cable in miles) covering approximately 400 route miles (the number of miles spanned by fiber optic cable calculated without counting more than once physically overlapping segments of cable) in four major metropolitan areas (New York, Philadelphia, Washington, D.C. and Chicago) that constitute key telecommunications markets among the 15 largest cities in the United States based on population. We currently operate a high bandwidth fiber optic communications network in the New York metropolitan area and the greater Philadelphia area and within the next two quarters will begin operating such networks in the Washington, D.C. metropolitan area.

      We are currently planning to expand our existing local intracity networks in these metropolitan areas, which will bring our total infrastructure in these markets to approximately 357,000 fiber miles covering approximately 846 route miles. We have also begun engineering and constructing networks in the San Francisco and Boston metropolitan areas.

      Within the next two years, we plan to complete an expansion into five additional markets: Los Angeles, Seattle, Dallas, Houston and Atlanta. We anticipate that our total intracity network infrastructure, as currently planned, will encompass ultimately approximately 810,000 fiber miles covering approximately 1,896 route miles. We are currently in the planning process for construction of those networks.

THE INTERCITY NETWORKS. In addition to intracity networks in these 11 major metropolitan areas, we are expanding the capacity of our intercity network between the New York and Washington, D.C. metropolitan areas to a total of approximately 180,000 fiber miles covering approximately 250 route miles. We have also obtained, through exchanges of fiber capacity or "fiber swaps" with other carriers and in certain instances, the payment of certain additional consideration, the right to use fiber optic strands linking New York-Chicago, Chicago-Seattle-Portland and New York-Boston. These intercity networks give us the ability to offer our customers capacity both within the 11 major metropolitan areas where we will operate networks within the United States and between many of these same markets.

TRANSATLANTIC CONNECTIVITY. We have entered into a 50/50 joint venture, called ION, with Racal Telecommunications, Inc., a United Kingdom manufacturer of electronics and other equipment and a provider of telecommunications services. Through this joint venture, we are able to offer our customers seamless broadband connectivity between our New York network and London.

THE EUROPEAN NETWORKS. We also plan to offer our customers an expanded presence in Europe through:

      o a joint venture with Carrier 1 Holdings, Ltd. and Viatel, Inc. that will engineer and construct, in excess of, a 1,350 route-mile fiber optic telecommunications network in Germany connecting to 13 of its largest cities, including Hamburg, Berlin, Munich, Frankfurt and Dusseldorf, (of which, following completion of the German network, our joint venture with Carrier 1 and Viatel will dissolve and we will end up owning our own conduit of fiber infrastructure in Germany) and


      o a fiber lease with Viatel under which we will receive the right to use approximately 3,880 fiber miles covering approximately 970 route miles of a broadband fiber optic network that will travel between Germany, France, The Netherlands and the United Kingdom.

GENERAL. We focus on leasing or otherwise making available for use our broadband communications infrastructure to two main customer groups: communications carriers and corporate/government customers located in selected top 15 cities in the United States based on population (or "Tier I" markets). Our target carrier customers include a broad range of communications companies such as:

      o     incumbent local exchange carriers,

      o local exchange carriers competing with incumbent local exchange carriers in the local services market,

      o     long distance carriers,

      o     paging, cellular and PCS companies,

      o     cable companies, and

      o     vendors providing direct access to the Internet.

      These carrier customers typically lease fiber optic capacity with which they develop their own communications networks as a low-cost alternative to building their own infrastructure or purchasing metered services from incumbent local exchange carriers or facilities-based competing carriers in the local services market. Our corporate and government customers typically lease fiber optic infrastructure and other broadband services on a point-to-point basis for high-bandwidth, secure voice and data networks. We believe that we are well-positioned to penetrate the corporate and government markets since we plan to continue to install most of our fiber in Tier I markets. Please refer to the section entitled "--Customers."

      The fiber communications infrastructure leased to our customers provides high-bandwidth capacity for customers that seek to establish secure communications networks for the transmission of large amounts of voice, data and video. For example, a pair of our fiber optic strands can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations.

      We tailor the amounts of capacity leased to the needs of our customers. Certain customers that lease fiber optic capacity from us connect their own transmission equipment to the leased fiber, and therefore obtain a fixed-cost, secure telecommunications alternative to the metered communications services offered by traditional providers. Other customers that require lesser amounts of transmission capacity will have the option to lease a much smaller broadband capacity on our network, as we are able to divide a single strand of fiber into multiple smaller communications channels. We believe that we have installation, operating, and maintenance cost advantages per fiber mile relative to our competitors because we generally install our networks with 432 fibers and may install as many as 864 fibers as compared to a generally lower number of fibers in existing competitive networks.

      Our intracity networks support a self-healing SONET (synchronous optical network, which is an electronics and network architecture for variable bandwith products which enables transmission of voice, data and video (multimedia) at very high speeds) architecture that minimizes the risk of downtime in the event of a fiber cut and provides our customers with high security and reliability. We install most of our fiber inside high density polyethylene conduit to protect the cable and, where practicable, we install additional unused conduits to accommodate future network expansion.

      We benefit from the support of our controlling stockholder, Metromedia Company. On April 30, 1997, Metromedia Company and certain of its affiliates made a substantial equity investment in Metromedia Fiber Network. Metromedia Company and its partners own all of the outstanding shares of Class B Common Stock. The Class B Common Stock is entitled to 10 votes per share and to vote separately to elect at least 75% of the members of the Board of Directors. As a result, Metromedia Company and its partners own and control approximately 64% of the outstanding voting power (on a fully diluted basis) of Metromedia Fiber Network.

      Metromedia Fiber Network was founded in 1993 and is a Delaware corporation.

      Financial information about the Company may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

BUILD-OUT OF NETWORKS

      We have concentrated on developing and constructing our networks. As we discuss in more detail below we have either obtained or are currently pursuing the acquisition of necessary licenses, franchises and rights-of-way to construct these networks. In constructing our fiber optic networks, we seek to create strategic alliances with the engineering and construction management firms that have been engaged to develop routes and easements and manage deployment plans. Firms with which we are allied in this regard have deployed local loop network infrastructure for regional Bell operating companies as well as for competing carriers in the local services markets. Though we anticipate outsourcing much of the actual construction to various construction firms, we maintain strict oversight of the design and implementation of our fiber optic communications networks. We utilize only commercially available advanced fiber. We have ordered a substantial portion of our fiber optic cable from Lucent Technologies, Inc. However, we believe that we could obtain advanced fiber from other suppliers on acceptable terms.

      We intend to finance the build-out of our networks with the net proceeds we received from the November 25, 1998 issuance and sale of $650.0 million principal amount of 10% Senior Notes, additional cash on-hand and cash generated from the sale of capacity on our networks, including substantial up-front payments for certain long term leases and rights to use agreements, which are already under contract. Please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

THE NEW YORK NETWORK. When complete, our intracity network in the New York/New Jersey metropolitan area as currently planned will be approximately 169,400 fiber miles covering approximately 440 route miles. As expanded, the entire New York/New Jersey network will create a SONET capable fiber ring focused in Manhattan and extending into each of the other four boroughs, as well as east to Brookhaven, Long Island, north to Stamford, Connecticut, and west to Northern and Central New Jersey.

THE PHILADELPHIA NETWORK. When complete, our network in the Philadelphia metropolitan area as currently planned will be approximately 29,000 fiber miles covering approximately 67 route miles. As completed, the entire Philadelphia network will create a SONET capable fiber ring throughout Center City Philadelphia as well as the surrounding areas of Bala-Cynwyd, Bryn Mawr, Radnor, Berwyn, Paoli, Malvern and King of Prussia.

THE WASHINGTON, D.C. NETWORK. When complete, our network in the Washington, D.C. metropolitan area as currently planned will be approximately 55,000 fiber miles covering approximately 127 route miles. As completed, the entire Washington network will create a SONET capable fiber ring throughout Washington, D.C. and will extend to vital government and business centers in Arlington, Fairfax, the Dulles airport area, Bethesda, Rockville, Silver Spring and other locations in northern Virginia and suburban Maryland.

THE CHICAGO NETWORK. When complete, our network in the Chicago metropolitan area as currently planned will be approximately 104,000 fiber miles covering approximately 212 route miles. As completed, the entire Chicago network will create a SONET capable fiber ring throughout Chicago and will extend to Oak Brook, Downers Grove, Franklin Park, Arlington Heights, Des Plaines, Rosemont, Schaumburg and O'Hare Airport.

THE OTHER INTRACITY NETWORKS. Subject to the receipt of the necessary franchises, licenses and rights-of-way, we plan to construct additional fiber optic communications networks in San Francisco, Boston, Los Angeles, Seattle, Dallas, Houston and Atlanta. Although we cannot assure you that we will obtain the necessary franchises, licenses and rights-of-way in these cities or that these franchises, licenses and rights-of-way will provide all of the rights needed to implement our strategy on acceptable terms, we are not aware of any reason why we will not be able to obtain such franchises, licenses and rights-of-way and we plan to construct our networks in these cities in a manner similar to our existing networks. Construction is underway in the San Francisco and the Boston metropolitan areas. When complete, our network in the San Francisco metropolitan area as currently planned will be approximately 65,000 fiber miles covering approximately 150 route miles with a SONET capable fiber ring through San Francisco, Oakland and San Jose. When complete, our network in the Boston metropolitan area as currently planned will be approximately 32,000 fiber miles covering approximately 75 route miles with a SONET capable fiber ring through Boston, Cambridge, Burlington, Bedford, Lexington and
Walthem. We are currently in the planning process for the construction of the other intracity networks. In January 1999, we entered into an agreement to acquire a provider of dark fiber that is constructing an intracity network in Dallas. This acquisition was completed on March 11, 1999.

THE INTERCITY NETWORKS. We are in the process of completing the construction of the first 432 cable for our intercity network between New York City and Washington, D.C. When we complete its construction, this intercity network will cover approximately 180,000 fiber miles over approximately 250 route miles. When completed, this network will extend from New York to Washington, D.C. and will pass through Philadelphia, Pennsylvania, Wilmington, Delaware, and Baltimore, Maryland. We have obtained all of the necessary rights-of-way for this network.

      We have also obtained, through exchanges of fiber capacity or "fiber swaps" with other carriers and the payment of certain other consideration, the right to use fiber optic strands linking New York and Chicago, Chicago and Seattle, Seattle and Portland and New York and Boston. As a result of these transactions, we have obtained approximately 33,000 fiber miles covering approximately 4,474 route miles of broadband fiber optic capacity. We believe we have the ability to lease broadband capacity between our intracity networks that will enhance our ability to market our intracity networks to both our carrier and corporate customers. These intercity network agreements will give us the ability to offer our customers not only capacity within 11 major metropolitan areas within the United States but also seamless connectivity from coast to coast.

THE INTERNATIONAL NETWORKS. We have entered into a forty-year agreement with a subsidiary of Racal Telecommunications, Inc., a United Kingdom manufacturer of electronics and other equipment and a provider of telecommunications services, to create ION, a joint venture in which we hold a 50% equity interest. ION has obtained transatlantic fiber optic cable rights on Gemini and AC-1, which link our New York network to London, England. Through ION, we are able to offer our customers seamless broadband transatlantic communications services between New York and London. Under the ION joint venture agreement, each party may contribute additional capital as agreed by the parties. As of December 31, 1998, we had made capital contributions of approximately $4.3 million to ION. In May 1998, ION was awarded a 25 year contract providing for payments in excess of $25 million from a leading provider of undersea cable capacity to provide inland capacity services from such provider's undersea cable landing stations in the U.K. and the U.S.

      We have entered into an agreement with Carrier 1 and Viatel to develop, jointly, the German network of approximately 64,800 fiber miles covering approximately 1,350 route miles. The German network will include 13 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. We have also entered into an additional agreement to acquire fiber optic capacity from Viatel. Under this second agreement, we will receive the right to use approximately 3,880 fiber miles covering approximately 970 route miles on the European network that will travel between France, Germany, The Netherlands and the United Kingdom. We anticipate that both the German network and the European network will be high-capacity broadband networks capable of supporting high-quality voice, video, Internet protocol and data traffic and built using a self-healing SONET architecture. Following completion of the German network, our joint venture with Carrier 1 and Viatel would dissolve and we would end up owning our own conduit of fiber infrastructure in Germany. We believe that the German network will be completed in stages with the first segment available by the third quarter of 1999.

TECHNOLOGY

      Our networks consist of fiber optic communications networks which allow for high speed, high quality transmission of voice, data and video. Fiber optic systems use laser-generated light to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface to digital switching equipment or digital microwave systems.

      We plan to install backbone fiber optic cables containing up to 864 fiber optic strands, which have significantly greater bandwidth than traditional analog copper cables. Using current electronic transmitting devices, a single pair of glass fibers used by our network can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations, which is substantially more than traditional analog copper cable installed in many current communications networks. We believe that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber optic strand, thereby providing more bandwidth carrying capacity at relatively low incremental costs. Our network is capable of using the highest commercially available capacity transmission (OC192) and thereby can handle advanced, capacity-intensive data applications such as voice over Internet Protocol, video teleconferencing, Frame Relay, ATM, multimedia and Internet-related applications.

      In our intracity networks, we offer end-to-end fiber optic capacity, capable of utilizing SONET ring architecture, which has the ability to route customer traffic in either direction around its ring design thereby assuring that fiber cuts do not interrupt service to customers on our networks. Our networks are also capable of supporting DWDM (dense wave division multiplexing). Currently, a state-of-the-art network operating system continuously monitors and maintains quality control of networks on a 24-hour basis, alerts us of any degradation or loss of fiber capacity and pinpoints the location of such degradation. This network operating system also enables us to repair or replace impaired fiber without any loss of service. In addition, the monitoring system automatically reroutes traffic in the event of a catastrophic break in the system, enabling us to ensure that our customers obtain continuous service.

FRANCHISE, LICENSE AND RELATED AGREEMENTS

      When we decide to build a fiber optic communications network, our corporate development staff seeks to obtain the necessary rights-of-way and governmental authorizations. In some jurisdictions, a construction permit is all that is required. In other jurisdictions, a license agreement, permit or franchise is also required. Such licenses, permits and franchises are generally for a term of limited duration. Where possible, rights-of-way are leased under multi-year agreements with renewal options and are generally non-exclusive. We lease underground conduit and pole space and other rights-of-way from entities such as ILECs, utilities, railroads, IXCs, state highway authorities, local governments and transit authorities. We strive to obtain rights-of-way that afford us the opportunity to expand our communications networks as business develops. We currently have all rights-of-way and other authorizations necessary for our existing intra-city networks in the New York, Philadelphia, and Chicago metropolitan areas.

NEW YORK. We have entered into a 15-year nonexclusive franchise agreement with the City of New York to install, operate, repair, maintain, remove and replace cable, wire, fiber or other transmission media that may be used in lieu of cable, wire or fiber on, over and under the inalienable property of the City of New York in order to provide telecommunications services which originate and/or terminate in or transit the City of New York. This agreement expires in December 2008 and provides that we may submit a written petition to the City of New

York to renew the term of the franchise at least 12 months (but not more than 18 months) before the expiration of the 15-year term. However, the City of New York has no obligation to renew this agreement. We believe that the City of New York has granted approximately 11 franchises to date. However, we are not aware of any limit on the number of franchises that the City of New York may grant and believe that the City of New York has begun the process that will result in the awarding of additional licenses.

      This agreement requires us to provide the City of New York with certain telecommunications infrastructure and, by November 1999, to complete construction of our initial network as described in the agreement. We believe that we are on schedule to complete such construction by November 1999. On December 21, 1998, this agreement was amended to extend the period of time to June 30, 2001 to complete construction of the initial backbone to the borough of Staten Island.

      Both the City of New York and we have the right, at any one time after December 20, 2000, upon six months notice, to renegotiate in good faith certain terms of this agreement, including the annual compensation payable to the City of New York, based on changes in technological, regulatory or market conditions which may occur after the effective date of the agreement. If we cannot reach an agreement upon any such renegotiations, the agreement will be subject to early termination on a date, which would be one half of the number of days between the date of the notice to renegotiate and January 1, 2009.

      Under the agreement, we are obligated to pay the City of New York an annual franchise fee at a rate of 5% of gross revenues for each year of the franchise. All revenues received directly or indirectly by us or any of our affiliates from or in connection with telecommunications services which originate in, terminate in or transit the City of New York constitute "gross revenues" for purposes of the agreement. Revenues that are generated from transmissions, which transit the City of New York, but also include transmission through other areas, are to be prorated. We are obligated to pay a minimum franchise fee to the City of New York of $200,000 per year.

      The agreement requires that we obtain the consent of the City of New York for any acquisition of 5% or more of the shares of the Company by any person other than Mr. Stephen A. Garofalo, Metromedia Company, Mr. Howard M. Finkelstein, Mr. Peter Sahagen or any other 5% stockholder on the date of the consummation of our initial public offering.

      We entered into a nonexclusive conduit occupancy agreement with Bell Atlantic Corporation in May 1993. This agreement authorizes us to install our cable facilities in Bell Atlantic's conduit system throughout the State of New York. We are required to pay Bell Atlantic certain rates and charges pursuant to the terms of this agreement. This conduit occupancy agreement is terminable without cause by either party upon three months' written notice. Under certain circumstances, a petition may be brought to the Public Services Commission requesting that it decide a dispute arising over termination prior to the termination of this conduit occupancy agreement.

      On June 16, 1998, we entered into a nonexclusive franchise agreement with the City of White Plains, New York, that grants us the necessary rights for our expanded New York/New Jersey network in the White Plains area. Under this agreement, we are obligated to pay the City of White Plains an annual franchise fee at the rate of 5% of gross revenues generated from the network within the White Plains area for fifteen years, renewable once. We do not anticipate that this fee will result in a material cost to us. Upon termination of this agreement, ownership of the telecommunications network in the White Plains area will revert to the City of White Plains at fair market value.

PHILADELPHIA. We have obtained all necessary rights-of-way and authorizations for the Philadelphia network in the Philadelphia metropolitan area under an ordinance from the City of Philadelphia. The ordinance allows us, subject to certain conditions to be set forth under a license agreement being currently negotiated with the City of Philadelphia, to construct, maintain and operate, replace and remove a telecommunications system in, under and across the public rights-of-way and city streets and/or to place such telecommunications system within the existing facilities owned by Bell Atlantic, PECO Energy Company, Southeastern Pennsylvania Transportation Authority, Consolidated Rail Corporation or any other entity holding a grant by way of ordinances from the City of Philadelphia within the Philadelphia metropolitan area.

CHICAGO. In Chicago, we have also obtained the required franchises, licenses, permits and other agreements needed to complete our Chicago network. In addition, we have entered into agreements with various entities, which provide us with infrastructure of approximately 4,300 fiber miles along approximately 40 route miles on key routes within our Chicago market, in addition to the necessary easements and rights-of-way for the Chicago network.

WASHINGTON D.C. In Washington, D.C., we have obtained rights-of-way and authorizations for the Washington network in the District of Columbia under a Certificate of Public Convenience and are in the process of obtaining all necessary permits for the network in the downtown area. We do not anticipate any difficulty in obtaining such permits. We are currently negotiating the necessary franchise agreements with certain municipalities that make up part of the expanded Washington network.

      We are currently pursuing our efforts to obtain all rights-of-way and authorizations for the build-out of our networks in Los Angeles, San Francisco, Boston, Seattle, Dallas, Houston and Atlanta. We have recently signed a conduit agreement within the Bay Area Rapid Transit and SAMTRANS right-of-ways for portions of the network in the San Francisco area, and have obtained the necessary permits for our intracity network in the downtown San Francisco area. In January 1999, we entered into an agreement to acquire a provider of dark fiber that is constructing an intracity network in Dallas. This acquisition was completed on March 11, 1999.

SALES AND MARKETING

      Our sales and marketing strategy includes:

      o positioning ourselves as the preferred carriers' carrier of broadband communications infrastructure,

      o focusing on high dollar volume corporate and government customers, and

      o emphasizing the cost advantages which will allow us to lease our fiber optic infrastructure at fixed prices which represent potentially significant savings for our large volume carrier and corporate customers relative to their present build or buy alternatives.

      We also believe that communications carriers and corporate and government customers will be attracted to our dark fiber product and our unmetered pricing structure. Dark fiber is installed fiber optic cable which is not otherwise carrying a signal originated by the service provider (i.e., Metromedia Fiber Network), but which will carry a signal generated by the customer. We intend initially to centralize our sales and marketing efforts on carrier customers through a national sales team and we are currently in the process of hiring additional sales professionals to focus on these customers. As we have constructed fiber optic networks in new cities, we have hired sales forces in these areas to target regional corporate, government and, to a lesser extent, carrier customers and we plan to continue this strategy.

CUSTOMERS

      CARRIERS. We expect that communications carriers will account for a majority of our business, in the near term. We currently target the major carriers, such as resellers, data services, regional Bell operating companies, long distance carriers, competing local exchange carriers, vendors providing direct access to the Internet, wireless providers, and major information service providers. We believe that we can compete effectively with other providers due to our rapid deployment, pricing, reliability, customer service and the capacity of our networks. We traditionally lease dark fiber to communications carriers, providing them with point-to-point and long distance carriers point of presence to end user non-switched access, which connects their customers to our network. This enables them to eliminate or reduce costly access charges.

      We have entered into contracts with approximately 19 communications carriers, including providers of wireless, cellular, Internet, interexchange and competitive local exchange services, as of January 1, 1999. In addition, we are currently in the process of negotiating agreements with certain other major communications carriers and will continue to target such carriers in the future.

NEXTLINK AGREEMENTS. In June 1997 and February 1998, we entered into two major agreements with NextLink New York, L.L.C. ("NextLink") a competitive local exchange carrier, which provide NextLink with certain exclusive long-term rights to certain fiber strands and innerducts on specified intracity routes.

      Pursuant to the agreements, we received $11.0 million in scheduled up-front payments with respect to one agreement and will receive an additional $92.0 million in additional payments from NextLink with respect to the second agreement. Of the $92.0 million, $11.75 million was paid up-front and $80.25 million has been placed in escrow and will be released to us periodically as delivery of the fibers and innerducts are completed during 1999 in accordance with the agreement.

      We have also entered into an agreement with NextLink Illinois, Inc. which provides for the sharing of certain construction costs in connection with the build-out of our Chicago network.

WINSTAR AGREEMENTS. We are a party to agreements with WinStar Communications, Inc., a national competitive local exchange carrier, for long term leases of high-capacity fiber optic infrastructure on our intracity networks in the New York, Washington, D.C., Philadelphia, Chicago and San Francisco areas and on our intercity network from New York to Washington, D.C. Pursuant to the agreements, we will receive in excess of $40.0 million in payments from WinStar.

CORPORATE/GOVERNMENT CUSTOMERS. We expect that our corporate and government customers, including members of the international financial and commercial community, will primarily be entities with multiple locations and high volume communications requirements. We expect to provide these customers with dedicated point-to-point communications that have the capacity to carry a wide range of communications services (e.g., high speed intranet access). We offer our high-bandwidth services to such customers at prices that are lower than those currently offered by regulated competitive local exchange carriers and incumbent local exchange carriers. However, our customers currently provide their own transmission or switching equipment.

      We believe that we can effectively compete for corporate and government customers based upon price, nonmetered usage, reliability and solutions tailored to the customers' needs. In addition, our New York/New Jersey and Philadelphia networks utilize, and the other intracity networks will permit use of, SONET technology, which offers reliability that we believe is generally superior to that provided by the incumbent local exchange carriers. We currently have dark fiber infrastructure leasing arrangements with a variety of financial services firms, including investment and commercial banks, securities and accounting firms and a financial exchange, although we have not yet completed installation of the dark fiber to be leased pursuant to certain of the contracts.

COMPETITION

      Fiber optic systems are currently under construction both locally and nationally. In New York City, for example, we believe that approximately 11 franchisees have been granted the right to install and operate a telecommunications network within the city. Development of fiber optic networks is also continuing on a national scale. The construction of these networks enables their owners to lease access to their networks to other communications carriers or large corporate or government customers seeking high bandwidth capacity, without these customers having to incur costly expenditures associated with building networks of their own. Alternatively, some network owners may choose to use their infrastructure to provide switched voice and data services, competing directly with incumbent local exchange carriers and long distance carriers. Currently, we do not provide such services or plan to provide such services.

      In New York City, Philadelphia, Washington, D.C., and the other cities where we plan to deploy fiber optic communications networks, we face significant competition from the incumbent local exchange carriers, which currently dominate their local communications markets. We also face competition from competitive local exchange carriers and other potential competitors in these markets and will face competition in the cities in which we plan to build our networks. Many of our competitors have financial, management and other resources substantially greater than ours, as well as other competitive advantages over us, including established reputations in the communications market.

      Various communications carriers already own fiber optic cables as part of their communications networks. Accordingly, each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity. In addition, although competitive local exchange carriers generally provide a wider array of services to their customers than we presently provide to our customers, competitive local exchange carriers nevertheless represent an alternative means by which our potential customers could obtain direct access to a long distance carrier point of presence or other site of the customer's choosing. Thus, competitive local exchange carriers could compete with us.

      Some communications carriers and local cable companies have extensive networks in place that could be upgraded to fiber optic cable, as well as numerous personnel and substantial resources to undertake the requisite construction to so equip their networks. To the extent that communications carriers and local cable companies decide to equip their networks with fiber optic cable, they are potential direct competitors provided that these competitors are willing to offer this capacity to all of their customers.

      We believe that as competition in the local exchange market develops, a fundamental division between the needs of corporate, governmental and institutional end users and residential end users will drive the creation of differentiated communications services and service providers. We believe that the competitive local exchange carriers, long distance carriers, vendors providing direct access to the Internet, wireless carriers and corporate and government customers on which we focus will have distinct requirements, including maximum reliability, consistent high quality transmissions, capacity for highspeed data transmissions, diverse routing and responsive customer service. We believe that we will be able to continue to satisfy the needs of such customers.

REGULATION

      As explained in the section entitled "Business--The Company," we plan to offer telecommunications infrastructure to customers in two forms. First, customers may lease fiber optic capacity from us and attach their own transmission equipment (we call this "dark fiber"). Second, customers will have the option to lease smaller amounts of broadband capacity (less than a full strand of fiber) of facilities where we operate our own transmission equipment (we call this "transmission services"). These two offerings are subject to varying degrees of regulation in each of the jurisdictions in which we operate. In the United States, some aspects of our services are regulated by the Federal Communications Commission and various State regulatory bodies. In other countries where we operate we may also be subject to regulations by the agencies having jurisdiction over the provision of telecommunications services.

FEDERAL

      In the United States, federal telecommunications law directly shapes the market in which we compete. Telecommunications facilities and services are subject to varying degrees of regulation by the Federal Communications Commission pursuant to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 and the Federal Communications Commission regulations issued under these laws.

      Federal telecommunications law imposes special legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio," and on "telecommunications carriers." Telecommunications carriers and common carriers are essentially the same, and are companies that provide communications services "directly to the public" or to all potential users on an indiscriminate basis subject to standardized rates, terms, and conditions.

DARK FIBER. We believe that we are not a "telecommunications carrier" or "common carrier" with respect to our leasing of dark fiber, and therefore that these leases are not subject to special legal requirements applicable to such carriers. First, we do not believe that the leasing of dark fiber is a "telecommunications service" that is subject to Federal Communications Commission regulation. The Federal Communications Commission generally regulates "communication by wire or radio" or the "transmission" of "information of the users' choosing," neither of which describes the leasing of dark fiber. Second, we do not intend to offer dark fiber facilities as a common carrier, I.E., to all potential users on an indiscriminate basis. Instead, we intend to enter into individualized negotiations on a selective basis with prospective lessees of our dark fiber to determine whether and on what terms to serve each potential lessee. Our dark fiber offerings should therefore not be subject to the common carrier jurisdiction of the Federal Communications Commission or to the common carrier provisions of the Communications Act of 1934.

      If our offering of dark fiber facilities were deemed to constitute "telecommunications," then our revenues from such leases to end users (but not to other telecommunication carriers), whether or not provided on a common carrier basis, would become subject to assessment for the Federal Communications Commission's Universal Service Fund, a fund that was established by the Federal Communications Commission pursuant to the Telecommunications Act of 1996 to assist in ensuring the universal availability of basic telecommunications services at affordable prices. Such assessments could create a liability equal to a percentage of these gross revenues. We anticipate that the rate of assessment would be approximately 4% of gross interstate and 1% of gross intrastate end-user revenues for the year 1999, and may be higher in subsequent years. We may also be liable for assessments by state commissions for state universal service programs.

TRANSMISSION SERVICES. With respect to our offering of telecommunications transmission services, we will likely offer some of these services as a common carrier (I.E., we will offer such transmission services to all potential users indiscriminately) and, therefore, will be subject to the regulatory requirements applicable to these carriers. For example, we will be required, with respect to our transmission services, to (1) provide such services indiscriminately upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; and (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services. We may also be required to file tariffs setting forth the rates for our services. Under current Federal Communications Commission policies, these regulatory requirements should not impose any substantial burdens on us. The Federal Communications Commission has recently determined, for example, that providers of "access" services (intracity transmission services used to originate and/or terminate interstate and foreign communications) need not file tariffs and may offer such services to customers on a private, contractual basis. Our revenues from transmission services will also be subject to Federal Communications Commission Universal Service Fund assessments as discussed above, to the extent that these services are purchased by end users and to other Federal Communications Commission fees and assessments. Since the revenues of our competitors will be subject to comparable assessments, this should not reduce our competitiveness.

      Also, having some of our services regulated as a "telecommunications carrier" will give us certain legal benefits. In particular, we will be entitled, like other competing local exchange carriers, to insist upon access to the existing telecommunications infrastructure by interconnecting our fiber-optic networks with incumbent local exchange carrier central offices and other facilities. Under the Telecommunications Act of 1996, incumbent local exchange carriers must, among other things: (i) interconnect at any technically feasible point and provide service equal in quality to that provided to others,
(ii) provide unbundled access to network elements, and (iii) provide access to their poles, ducts, conduits and other rights-of-way.

      Incumbent local exchange carriers must also provide "physical collocation" for other telecommunications carriers. Physical collocation is an offering by an incumbent local exchange carrier that enables another telecommunications carrier to enter the incumbent local exchange carrier's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the incumbent local exchange carrier's network elements. An incumbent local exchange carrier allocates reasonable amounts of space to carriers on a first-come, first-served basis. If space limitations or practical or technical reasons prohibit physical collocation, an incumbent local exchange carrier must offer "virtual collocation," by which the other carrier may specify incumbent local exchange carrier's equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment. We intend, in some instances, to collocate portions of our network on the premises of certain incumbent local exchange carriers. Our ability to do this on a cost-effective basis will depend on the rates, terms and conditions established for collocation, which will be established by state regulators in arbitration proceedings and therefore may vary from one state to the next.

      The Federal Communications Commission has responsibility under the interconnection provisions of the Telecommunications Act of 1996 to determine what elements of an incumbent local exchange carrier's network must be provided to competitors on an unbundled basis. The Federal Communications Commission has decided not to declare dark fiber an unbundled network element under these provisions, but has announced that state commissions may decide to add network elements to the Federal Communications Commission's list of elements that incumbent carriers are required to unbundle. To date, state commissions in several states (including New York) have either refused to require the incumbent local exchange carriers to offer dark fiber to competitors or have stated that the issue would be addressed at a later time. On the other hand, other state commissions have found dark fiber to be a network element and required the incumbent local exchange carriers to offer it on an unbundled basis to competitive local exchange carriers. This decision is currently subject to petitions for reconsideration before the Federal Communications Commission. In addition, a federal district court in North Carolina has interpreted the Telecommunications Act of 1996 to include dark fiber as a network element.

      However, the U.S. Supreme Court recently directed the Federal Communications Commission to change its rules defining unbundled network elements, because the existing rules fail to recognize statutory limits to the incumbent carriers' unbundling obligation. The decisions described above may have to be reconsidered once the FCC completes this review of its rules. Although we cannot predict the specific results of future federal and state regulatory proceedings, it is likely that the Supreme Court will result in a narrowing, rather than an expansion, of the available unbundled network elements. This development should be beneficial to us, because unbundling of incumbent carriers' dark fiber as a network element could reduce the demand for our dark fiber capacity.

      Incumbent local exchange carriers, competing local exchange carriers and long distance carriers are subject to additional federal telecommunications laws. These laws may affect our business by virtue of the interrelationships that exist among us and many of these regulated telecommunications entities. For example, the Federal Communications Commission recently issued an order requiring, among other things, that access charges (fees charged by incumbent local exchange carriers to long distance carriers for use of local telephone facilities for the origination and termination of long-distance calls) shift in part from being usage driven to a fixed flat cost-based structure. The Federal Communications Commission has also asked for public comments on proposed rules that would grant incumbent local exchange carriers greater pricing flexibility for their access services (both switched and non-switched), which may permit the incumbent local exchange carriers to compete more effectively against some of our service offerings. While it is not possible to predict the precise effect the access charge changes will have on our business or financial condition, the reforms will reduce access charges paid by long distance carriers, likely making the use of incumbent local exchange carriers facilities by long distance providers/interexchange carriers more attractive, which could have a material adverse effect on the use of our fiber optic telecommunications networks by long distance carriers.

STATE

      The Telecommunications Act of 1996 prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. This provision of the Telecommunications Act of 1996 should enable us and our customers to provide telecommunications services in states that previously prohibited competitive entry.

      However, states retain jurisdiction under the Telecommunications Act of 1996 to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers.

      States continue to determine the rates that incumbent local exchange carriers can charge for most of their services. They are also responsible for mediating and arbitrating incumbent local exchange carriers' interconnection arrangements with other carriers if voluntary agreements are not reached. Accordingly, state involvement in local telecommunications services is substantial.

      Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of certain telecommunications-related services as "common carriers," as "public utilities," or under similar rubrics. As with the federal regulatory scheme, we believe that the offering of dark fiber facilities is not subject to this type of regulation in most jurisdictions, in which we currently have or plan to construct facilities. Our offering of transmission services (as distinct from dark fiber capacity), however, will likely be subject to regulation in each of these jurisdictions to the extent that these services are offered for intrastate use. Even though many of our facilities will be physically intrastate, we anticipate that most customers will use our facilities and services for the purpose of originating and/or terminating interstate and foreign communications. Under current Federal

Communications Commission policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to Federal Communications Commission jurisdiction to the exclusion of any state regulation. Therefore, only a small portion of our business should be subject to state regulation.

      State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Our subsidiaries are currently authorized to provide intrastate telecommunications services in California, Connecticut, Delaware, District of Columbia, Illinois, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and Washington, and have an application pending in Oregon. At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently intend to operate will have any material adverse effect on our operations. These regulations may require, among other things, that we obtain certification to operate, and that we provide notification of, or obtain authorization for, certain corporate transactions. We will incur certain costs to comply with these and other regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including contributions to state universal service programs. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, we make no assurances that future regulatory, judicial, or legislative action will not materially adversely affect us.

      As a result of the Telecommunications Act of 1996, Bell Atlantic "unbundled" its local loop in October 1996. This enables carriers such as us to gain access to Bell Atlantic's existing wiring infrastructure in buildings on an economical basis, which we believe enhances the strategic value of the New York/New Jersey network to potential customers. By virtue of the unbundling, Bell Atlantic must make a significant portion of its in-house apartment wiring available for $2 per month per apartment. We expect that the availability of an unbundled local loop will enable new carriers to enter the residential voice market on a competitive basis with Bell Atlantic, and these carriers will be potential customers for our services.

LOCAL

      In addition to federal and state laws, local governments exercise legal authority that may impact our business. For example, local governments, such as the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with our use of public rights-of-way. These regulations may have an adverse effect on our business.

FEDERAL REGULATION OF INTERNATIONAL SERVICE

      Various regulatory requirements and limitations also will influence our business as it attempts to enter international markets. Although we have not fully determined our specific international business strategy, we have entered into a 50/50 joint venture, ION, with a subsidiary of Racal Telecommunications that contemplates jointly acquiring and selling international, facilities-based telecommunications capacity between the U.S. and the United Kingdom and possibly between the U.S. and other markets. ION is an U.S. international common carrier subject to U.S. regulation under Title II of the Communications Act of 1934, and we have also applied to become an U.S. international common carrier subject to the same regulations. Under current Federal Communications Commission rules, international carriers that do not exercise market power and that are not affiliated with dominant foreign carriers (carriers possessing market power in their local markets) are subject to relatively relaxed U.S. regulation as non-dominant international carriers. As such a non-dominant common carrier, ION is and we will be subject to, among other policies, the common carrier obligations of nondiscrimination. In addition, Federal Communications Commission rules prohibit U.S. carriers from bargaining for special concessions from certain foreign partners. ION is and we will be required, under Sections 214 and 203 of the Communications Act of 1934 to obtain authorization and file an international service tariff containing rates, terms and conditions prior to initiating service. As a non-dominant carrier, ION has received and we have applied for "global" authorization under Section 214 to operate as facilities-based and/or resale carriers. International carriers are also subject to certain annual fees and filing requirements, such as the requirement to file contracts with other carriers, including foreign carrier agreements, and reports setting forth international circuit, traffic and revenue data. Failure to obtain an appropriate U.S. license for international service or the revocation of a license could materially adversely affect our future operations.

      To the extent that we and ION operate as international common carriers, we and ION may also be required to comply with the Federal Communications Commission's International Settlement Policy which defines the permissible boundaries for U.S. carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The International Settlement Policy is designed to eliminate a foreign carrier's opportunity to discriminate among different U.S. carriers by bargaining for accounting rates or other terms that benefit the foreign carrier but is inconsistent with the U.S. public interest. The International Settlement Policy generally provides that U.S. carriers may only enter into foreign carrier agreements for the exchange of switched traffic that contain the same accounting rate and settlement rate (typically one-half of the accounting rate) offered to all other U.S. carriers. The International Settlement Policy also requires U.S. carriers to adhere to the principle of proportionate return so that competing U.S. carriers have comparable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

      If we provide public switched services over international private lines, we would be subject to Federal Communications Commission rules governing such activity rather than to the International Settlement Policy. These rules limit us from providing switched services over international private lines between the United States and certain countries and impose certain conditions on carriers engaging in such activity.

      The Federal Communications Commission continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries, and reduce accounting rates toward cost. Among other things, the Federal Communications Commission has recognized the advent of competition in the U.K. market by designating the U.K. as a country that offers U.S. carriers effective competitive opportunities. The Federal Communications Commission has also amended its rules to reflect the U.S. participation in the WTO Agreement on Basic Telecommunications Services in which 72 countries have agreed to eliminate barriers to competition in their markets for basic telecommunications services. For example, the Federal Communications Commission has decided to permit U.S. carriers to enter into "flexible" termination arrangements with carriers in WTO countries, unless such arrangements would not promote competition. By taking these actions, the Federal Communications Commission has relaxed or eliminated regulatory limitations on many U.S. carrier services between the U.S. and the U.K. (as well as between the U.S. and other members of the WTO). The Federal Communications Commission has also proposed to eliminate the International Settlements Policy contract requirements for agreements with certain carriers in certain foreign countries. In addition, the Federal Communications Commission has established reduced "benchmark" rates for the amounts U.S. carriers will be allowed to pay foreign carriers for terminating U.S.-originated traffic. For example, effective as of January 1, 1999, U.S. carriers may ask the Federal Communications Commission to require that U.S. carriers pay foreign carriers in "high income" countries such as the United Kingdom no more than $.15 per minute to terminate such calls. Different rates would apply at different deadlines in different countries depending on the countries' income level.

      Regulation of the international telecommunications industry is changing rapidly. We are unable to predict how the Federal Communications Commission will resolve the various pending international policy issues and the effect of such resolutions on us.

REGULATION OF INTERNATIONAL OPERATIONS

      Our international services would also be subject to regulation in other countries where we operate. Such regulation, as well as policies and regulations on the European Union level, may impose separate licensing, service and other conditions on our international service operations, and these requirements may have a material adverse impact on Metromedia Fiber Network. The following discussion is intended to provide a general outline of certain regulations and current regulatory posture in certain foreign jurisdictions in which we currently operate or intend to operate, and is not intended as a comprehensive discussion of such regulations or regulatory posture. Local laws and regulations differ significantly among these jurisdictions, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable.

THE EUROPEAN UNION

      The European Union was established by the Treaty of Rome and subsequent treaties. European Union member states are required to implement directives issued by the European Commission and the European Council by passing national legislation. The European Commission and European Council have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directives and the Licensing Directive of April 1997 and the Interconnection Directive of June 1997, which address the procedures for granting license authorizations and conditions applicable to such licenses and the interconnection of networks and the interoperability of services as well as the achievement of universal service. The Licensing Directive sets out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services. It distinguishes between "general authorizations," which should normally be easier to obtain since they do not require an explicit decision by the national regulatory authority, and "individual licenses." European Union member states may impose individual license requirements for the establishment and operation of public telecommunications networks and for the provision of voice telephony, among other things. Consequently, ION's operations in the U.K., our operation with respect to the German network and European network may require that ION or Metromedia Fiber Network, respectively, be subject to an individual licensing system rather than to a general authorization in the majority of European Union member states. In some countries where we operate, we may also be required to contribute to a fund for the provision of universal service. The United Kingdom and each other European Union member state in which ION currently conducts or we intend to conduct our business has a different regulatory regime and such differences are expected to continue. The requirement that ION or we obtain necessary approvals varies considerably from country to country.

UNITED KINGDOM

      The U.K. Telecommunications Act of 1984 provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry (the "Secretary of Trade") is responsible for granting licenses under the U.K. Telecommunications Act of 1984 and for overseeing telecommunications policy, while the Director General of

Telecommunications (the "Director General") and his office (the Office of Telecommunications ("OFTEL")) are responsible, among other things, for enforcing the terms of such licenses. Operators wishing to use their own facilities to provide international services are currently required to obtain an international facilities license. An international facilities license licenses the running of telecommunication systems within the U.K. and permits the licensee to connect U.K. systems to overseas systems, and to offer international services subject to certain restrictions. ION was awarded an international facilities license on December 9, 1998. The U.K. Government is currently consulting on proposals to amend licenses to create one license authorizing both international and domestic services. The changes are expected to come into force in 1999 and may result in ION being licensed to provide both international and domestic services. We have not applied for an international facilities license or any other authorization for the U.K. portion of our European network. OFTEL is consulting on which operators will have the right and obligation to interconnect with the networks of other operators under the regime established by the Interconnection Directive. OFTEL is expected to announce its findings shortly. Currently all operators with international facilities licenses have the right and obligation to interconnect, and this position is not expected to change. Therefore ION has the right to request and receive interconnection from all other operators deemed to be entitled to such rights and obligations (as notified by the Director General) and also the obligation to offer to enter into an agreement to interconnect at the request of any such operator. The U.K. Government is currently consulting on changing the obligation to offer to enter into an agreement to interconnect to an obligation to negotiate with a view to concluding an interconnection agreement in response to the concern raised by operators that the current obligation exceeds the requirements of the Interconnection Directive. The U.K. Government passed the Competition Act 1998 on November 9, 1998, which introduces concurrent powers to the industry specific regulators and the Director General of Fair Trading for the enforcement of prohibitions against anti-competitive behavior modeled on Articles 85 and 86 of the Treaty of Rome. The Act introduces into U.K. legislation prohibitions on the abuse of a dominant position and anti-competitive agreements, and provides for third party rights of action, stronger investigative powers, interim measures and effective enforcement powers. The new rules are expected to come into force on March 1, 2000. The Act gives the Director General power to exercise concurrent powers with the Director General of Fair Trading in relation to "commercial activities connected with telecommunications". The Act will enable third parties to seek court orders directly against telecommunications operators who are in breach of the prohibitions contained in the Act and seek damages rather than have to wait for the Director General to issue an enforcement order. Depending on how these provisions of the Act are implemented, it may give Metromedia Fiber Network (and its competitors) greater ability to challenge anti-competitive behavior in the U.K. telecommunications market.

GERMANY

      The German Telecommunications Act of July 25, 1996 liberalized all telecommunications activities. Under the German Telecommunications Act, voice telephony was liberalized as of January 1, 1998. The German Telecommunications Act has been complemented by several Ordinances. The most significant Ordinances concern license fees, rate regulation, interconnection, universal service, frequencies and customer protection.

      Under the German regulatory scheme, licenses can be granted within four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. The licenses required for the operation of transmission lines are divided into 3 infrastructure license classes: mobile telecommunications (license class 1); satellite (license class
2); and telecommunications services for the general public (license class 3). Beside the infrastructure licenses, an additional license is required for the provision of voice telephony services on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines. According to the License Fees Ordinance, a nationwide class 4 license costs a onetime fee of DM 3,000,000. The costs for a territorial class 3 license will be determined by the

Regulierungsbehorde fur Telekommunikation und Post, known as the "RegTP", and is dependent on the population and the geographical area covered by the territorial class 3 license. A nationwide territorial class 3 license costs DM 10,600,000. Licensees that operate transmission lines crossing the boundary of a property have the right to install transmission lines on, in and above public roads, squares, bridges and public waterways without payment; however, when installing transmission lines a planning agreement must be obtained from the relevant authorities.

      A company, which operates a public telecommunications network, has the right to receive favorable interconnection rates from Deutsche Telekom, as a dominant carrier. If the company does not agree with the offered rates or Deutsche Telekom refuses to interconnect for whatever reason, the company can refer the case to the RegTP which shall decide upon the request for interconnection within a period of six weeks; if the RegTP decides to extend this deadline, it must decide within ten weeks of the request, at the latest. Whether, and under which conditions, carrier to carrier operators will receive favorable interconnection rates or less favorable "special network access rates" from Deutsche Telekom depends largely on whether they operate a "public telecommunications network." No definition of "public telecommunications network" has yet been provided. A public hearing on the regulatory treatment of carrier networks-defined in the German Telecommunications Act as a telecommunications network to which customers are not directly connected and which interconnects access networks--and public telecommunications networks in respect of interconnection has recently been conducted. The RegTP is expected to publish the outcome of the hearing which shall include the RegTP's understanding of the constituting elements of a public telecommunications network shortly. In December 1998, the RegTP presented its preliminary views on the results of the hearing to an audience of interested parties in Bonn. According to this presentation, a carrier network constitutes a "public telecommunications network" if it consists of at least one switch and more than two connected transmission lines and is used to provide telecommunications services to the public, irrespective of whether or not customers are directly or (in the case of a carrier network) indirectly connected to such network. The RegTP indicated that it did not intend to establish a minimum number of points of interconnection that are required for interconnections with Deutsche Telekom. However, the RegTP acknowledged that carrier networks with few points of interconnection may cause atypical traffic patterns on Deutsche Telekom's network, which may create additional costs to Deutsche Telekom. The RegTP indicated that Deutsche Telekom will be allowed to recover its additional costs incurred due to atypical traffic patterns from the operations responsible for such traffic patterns if and to the extent that Deutsche Telekom can prove such costs. It is expected that the RegTP's position will become clearer once the RegTP has published its views in writing in the official journal.

      In view of this outcome of the public hearing, Deutsche Telekom has terminated a number of interconnection agreements in December 1998, and has announced that it will offer new standard interconnection agreements. In the last few months of 1998, and in view of the public hearing, Deutsche Telekom was only willing to enter into interim interconnection agreements and only if the companies requesting interconnection have direct customer access, have a minimum of eight points of interconnection in the startup phase or commit to establish this number of points of interconnection as ports for interconnection become available and upgrade the network to 23 points of interconnection in the initial phase. The same number of points of interconnection were requested by Deutsche Telekom in a special network offer for carrier networks. The rates offered by Deutsche Telekom to carrier network operators were substantially higher than interconnection rates. In January 1999, Deutsche Telekom presented new drafts for interconnection agreements, which significantly limit the ability of interconnection partners of Deutsche Telekom to obtain Deutsche Telekom's services in connection with an interconnection at favorable interconnection rates. Deutsche Telekom, for example, sets forth requirements to establish additional points of interconnection if traffic at existing points of interconnection increases beyond certain thresholds. These drafts are currently subject to intense discussions between Deutsche Telekom, other telecommunications companies and representatives of the RegTP. At the end of February/beginning of March, two telecommunications companies whose temporary interconnection agreements with Deutsche Telekom had expired at the end of February and who were not willing to accept the new interconnection agreements of Deutsche Telekom started proceedings at the RegTP seeking orders for continued interconnection with Deutsche Telekom at conditions similar to the conditions which Deutsche Telekom offered until the summer of 1998. The rates of Deutsche Telekom's services in conjunction with interconnection and special network access are subject to regulatory approval; such approval is typically granted for a limited period of time. Licensed operators are under an obligation to present their standard terms and conditions to the RegTP. The RegTP may, based upon certain criteria, decide not to accept these terms and conditions. We may become subject to universal service financing obligations. Currently, it is unlikely that the universal service financing system will be implemented in Germany in the foreseeable future. We have applied for licenses of Class 3 under the German Telecommunications Act with regard to parts of the German network.

EMPLOYEES

      As of December 31, 1998, we employed 121 people, including 57 in engineering and construction; 32 in sales and marketing; and 32 administrative personnel. Our employees are not represented by any labor union. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

      Our principal properties currently are our fiber network and its component assets. We own and have contractual rights to use substantially all of the communications equipment required for our business. Our installed fiber optic cable is laid under the various rights-of-way held by us. Please refer to "Item
1. Business-The Company," thereto. Our other fixed assets are located at various leased locations in the geographic areas that we serve. Our executive and administrative offices are located at our principal office at One North Lexington Avenue, White Plains, New York (currently approximately 23,800 square feet) which we lease under an agreement that expires in March 2003. We lease additional space (currently 8,710 square feet) at 60 Hudson Street, New York, New York, from Hudson Telegraph Associates under an agreement that expires in March 2010. We have a sales office at 685 Third Avenue, New York, New York. We lease this space (approximately 9,670 square feet) under an agreement that expires in September 2003. We also lease 2,665 square feet of sales space in Malvern, Pennsylvania, and 3,438 square feet of sales space in McLean, Virginia. We also lease additional space for our operations in New York, New Jersey, Chicago, IL, Boston, MA, Philadelphia, PA, Baltimore, MD, Wilmington, DE, and Washington DC.


ITEM 3.  LEGAL PROCEEDINGS

      On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against Metromedia Fiber Network, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751). On or about May 29, 1998, Vento & Company filed an amended complaint. In its complaint, as amended, Vento & Company alleges four causes of action in connection with its sale of 900,000 shares (not adjusted for subsequent stock splits) of Class A Common Stock to Peter Sahagen and the Kramer Defendants on January 13, 1997. The four causes of action include: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission. On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento & Company's amended complaint.

      On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and Metromedia Fiber Network in the United States District Court for the Southern District of New York (No. 98 CIV 4140). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of Metromedia Fiber Network which we cannot currently ascertain but believe to be approximately 225,000 shares (calculated as of the date on which the complaint was filed) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses.

      We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, an award of the magnitude being sought in the Vento & Company litigation would have a material adverse effect on our financial condition or results of operations.

      In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims or proceedings, individually, or in the aggregate, including the Vento & Company litigation and the Contardi litigation, will have a material adverse effect on our financial condition or results of operations, although we can make no assurances in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION. Since October 28, 1997, the Class A Common Stock has been listed and traded on the Nasdaq National Market (the "Nasdaq") under the symbol "MFNX." The following table shows the range of reported high and low closing prices per share of Class A Common Stock for each quarter within the Company's two most recent fiscal years:


               1998                                      High ($)    Low ($)
               ----                                      --------    -------
               First Quarter . . . . . . . . . . . .     10 17/32    3  7/8
               Second Quarter. . . . . . . . . . . .     11 21/32    6  1/2
               Third Quarter . . . . . . . . . . . .     17 27/32    10 1/2
               Fourth Quarter. . . . . . . . . . . .     34  3/4     12 1/2


               1997                                      High ($)    Low ($)
               ----                                      --------    -------
               First Quarter . . . . . . . . . . . .       N/A         N/A
               Second Quarter. . . . . . . . . . . .       N/A         N/A
               Third Quarter . . . . . . . . . . . .       N/A         N/A
               Fourth Quarter. . . . . . . . . . . .       6           3 23/32


      The above prices reflect the effect of both of our two-for-one stock splits of our Class A and Class B Common Stock in the form of 100 percent stock dividends to all shareholders of record as of August 7, 1998 (completed August 28, 1998) and December 8, 1998 (completed December 22, 1998).

      HOLDERS. As of March 11, 1999, there were approximately 134 record holders of Class A Common Stock and three record holders of Class B Common Stock. The closing price for the Class A Common Stock on such date was $49 1/8 per share as reported on the Nasdaq. The Company is aware that it has a substantial number of additional shareholders who hold their shares through The Depository Trust Company.

      On October 28, 1997, in connection with our initial public offering, we approved two share exchanges pursuant to which 38,259,760 shares of the old common stock, par value $.01 per share, were exchanged for the same number of shares of Class A Common Stock and a total of 33,613 shares of our Series B Convertible Preferred Stock, par value $.01 per share were exchanged for 17,041,944 shares of our Class B Common Stock. Immediately thereafter, two shareholders converted an aggregate of 157,308 shares of Class B Common Stock into an equivalent number of shares of Class A Common Stock. These exchanges were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof.

      DIVIDENDS. We have never declared or paid any cash dividends on our Class A Common Stock or our Class B Common Stock and do not expect to do so in the foreseeable future. The terms of the Indenture for the 10% Senior Notes restrict our ability to pay dividends on our shares of common stock. We anticipate that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of our business. Any future determination with respect to the payment of dividends will be within the sole discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements, the current terms of the indenture governing the Company's 10% Senior Notes or other then-existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our board.

      We are not currently, and do not expect to become, subject to the registration requirements of the Investment Company Act of 1940.

ITEM 6.  SELECTED FINANCIAL DATA

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

      The selected financial data set forth below for Metromedia Fiber Network for the years ended December 31, 1998, 1997, and 1996 and as of December 31, 1998 and 1997, is derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for Metromedia Fiber Network for the years ended December 31, 1995 and 1994 and as of December 31, 1995 and 1994 are derived from our audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included elsewhere herein.


                                                                     Fiscal Year ended December 31,
                                                     -------------------------------------------------------
                                                          1998        1997        1996       1995       1994
                                                     ---------   ---------    --------   --------   --------
                                                                 (in 000's, except per share data)
Statement of Operations Data
Revenue                                              $  36,436   $   2,524    $    236   $     56   $     --
Expenses:
Cost of sales                                           13,937       3,572         699         --         --
Selling, general and administrative                     14,712       6,303       2,070      3,886        874
Consulting and employment incentives (a)                   248      19,218       3,652         --         --
Settlement agreement                                     3,400          --          --         --         --
Depreciation and amortization                            1,532         757         613        162         --
                                                     ---------   ---------    --------   --------   --------
Income (loss) from operations                            2,607     (27,326)     (6,798)    (3,992)      (874)
Interest income (expense), net                           1,927       1,067      (3,561)      (327)        --
(Loss) from joint venture                                 (146)         --          --         --         --
Income taxes                                             3,402          --          --         --         --
                                                     ---------   ---------    --------   --------   --------
Net income (loss)                                    $     986   $ (26,259)   $(10,359)  $ (4,319)  $   (874)
                                                     =========   =========    ========   ========   ========
Net income (loss) applicable to common
   stockholders per share-basic                      $    0.01   $   (0.56)   $  (0.29)  $  (0.17)  $  (0.04)
Net income applicable to common
   stockholders per share-diluted                    $    0.01         N/A         N/A        N/A        N/A
Number of shares of common stock
   assumed outstanding-basic (b)                        93,495      47,447      35,858     24,829     23,336
Number of shares of common stock
   assumed outstanding-diluted (b)                     109,762         N/A         N/A        N/A        N/A


                                                                         As of December 31,
                                                     -------------------------------------------------------
                                                          1998        1997        1996       1995       1994
                                                     ---------   ---------    --------   --------   --------
                                                                 (in 000's, except per share data)
Summary Balance Sheet Data
Current assets                                       $ 665,823   $ 140,557    $    645   $    254   $    271
Working capital (deficiency)                           555,050     133,030     (12,887)   (11,542)    (1,735)
Fiber optic transmission network and
   related equipment, net                              244,276      24,934       6,369      5,885      2,288
Property and equipment, net                              2,716         759         525        468         --
Total assets                                           974,417     167,378       7,977      7,077      2,952
Long-term debt                                         672,675          --          --         --      1,968
Total liabilities                                      816,903      17,838      14,835     12,413      3,974
Stockholders' equity (deficiency)                      157,514     149,540      (6,858)    (5,336)    (1,022)


(a) Represents value of common stock, warrants and options issued to consultants and officers to provide services to Metromedia Fiber Network.

(b) Based upon the weighted average shares outstanding after giving retroactive effect to stock splits; see Note 1 to "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to our financial condition and our results of operations for the three years ended December 31, 1998. This information should be read in conjunction with the Item 6. "Selected Financial Data" and our consolidated Financial Statements and related notes thereto beginning on page F-1.

STATEMENT ON FORWARD-LOOKING INFORMATION

      Certain statements in this section are "forward-looking statements." You should read the information under Part I, "Special Note Regarding
Forward-Looking Statements" for more information about our presentation of forward-looking information.

GENERAL

      We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate/government customers in the United States. We focus our operations on domestic intracity fiber optic networks in clusters of the 15 largest cities throughout the United States based on population. We currently operate high-bandwidth fiber optic communications networks in New York and the greater Philadelphia area and within the next two quarters we will begin to operate similar networks in Washington, D.C. We have also begun engineering and constructing networks in Chicago, San Francisco and Boston and within the next two years, we plan to complete an expansion into five additional markets, including Los Angeles, Seattle, Dallas, Houston and Atlanta. We expect that our domestic intracity networks will ultimately encompass approximately 810,000 fiber miles covering approximately 1,896 route miles.

      We have also built or obtained intercity fiber optic capacity that links certain of our intracity networks. We expect to complete construction of the first 432 cable along our 250-route mile network from New York to Washington, D.C. during the first quarter of 1999. We have also obtained rights for fiber optic capacity with other facilities-providers and obtained fiber optic capacity linking certain of the metropolitan areas (New York-Chicago, New York-Boston, Chicago-Seattle-Portland) in which we plan to construct intracity networks, except in Portland.

      In addition, we have entered into a joint venture with a U.K. telecommunications company to connect our New York network to London. We also have formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 major cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

REVENUES. Revenues for 1998 were $36.4 million or 1,356% greater than revenues of $2.5 million for 1997. The increase in revenue for 1998 versus 1997 reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to grants of indefeasible rights of use to portions of our network and sales of dark fiber classified as sales type leases.

COST OF SALES. Cost of sales was $13.9 million in 1998, a 286% increase over cost of sales of $3.6 million in 1997. Cost of sales increased for 1998 as compared to 1997 due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of our network in service and the allocated costs of the network related to revenue recognized for grants of indefeasible rights of use to portions of our network and sales type leases of portions of our dark fiber classified as capital leases. Costs of sales, as percentages of revenue for 1998 and 1997 were 38% and 142%, respectively, declining as a result of the significant increase in the number of customers and revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $14.7 million during 1998, from $6.3 million during 1997, an increase of $8.4 million, or 133%. The increase in selling, general and administrative expenses for 1998 as compared to 1997 resulted primarily from increased overhead to accommodate our network expansion.

CONSULTING AND EMPLOYMENT INCENTIVES EXPENSE. Consulting and employment incentives expense for 1998 were $0.2 million compared with $19.2 million for 1997. Consulting and employment incentives expense incurred in 1997 reflects the value of stock options issued to key employees, officers and directors in order to attract or retain their services. For 1998, the amount recorded reflects amortization for the unvested component of options issued in 1997 to key employees.

SETTLEMENT AGREEMENT. We recorded $3.4 million for a settlement agreement in 1998. The amount was recorded in the first quarter of 1998 for the expense associated with the issuance of stock options and payment of cash related to a settlement agreement.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $1.5 million during 1998, as compared to $0.8 million during 1997, an increase of $0.7 million, or 88%. The increases in depreciation and amortization expense resulted from increased investment in our completed fiber optic network and property and equipment.

INTEREST INCOME (EXPENSE). Interest income was $8.8 million during 1998 as compared to $1.8 million during 1997, an increase of $7.0 million, or 389%. Interest income during 1998 was derived from investment of our excess cash received as proceeds from our initial public offering in October 1997 and the additional cash received in November 1998 from the proceeds of our $650 million note issuance. Interest expense increased in 1998 to $6,861,000 as compared to $741,000 for 1997. The increase in interest expense reflects interest accrued for the senior notes issued in November 1998.

INCOME (LOSS) FROM JOINT VENTURE. We recorded a $146,000 loss from our 50% share of the ION joint venture's loss for 1998. The loss primarily represents startup costs and operating activities for the joint venture.

INCOME TAXES. We recorded a provision for income taxes for 1998 in the amount of $3.4 million. This represents an estimated effective tax rate, for federal and state taxes, of 77.5%.

NET INCOME (LOSS). Net income was $1.0 million for 1998, as compared to a net loss of $26.3 million for 1997. For 1998, basic net income per share was $0.01 as compared to a basic net loss per share of $.56 for 1997. On a diluted basis, net income per share for 1998 was $0.01.

      The improvements in results for 1998 were primarily attributable to the growth of revenues and the improvements in gross margins, as noted above, as well as the increase in net interest income related to the investment made by Metromedia Company and the funds raised through our initial public offering as compared to net interest expense.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

REVENUES. Revenues for 1997 were $2.5 million, a 1,150% increase as compared to 1996 revenues of $0.2 million. The revenue increase was generated by one-time revenues associated with commencement of services to customers as well as increased recurring lease revenues, which reflects the growth in the number of our customers.

COST OF SALES. Cost of sales for 1997 was $3.6 million, an increase of 414% as compared to the $0.7 million that was recorded as cost of sales in 1996. The increase in cost of sales was associated with the increased revenues. Cost of sales as a percentage of revenues improved to 142% in 1997 from 296% in 1996. The improvement in cost of sales as a percentage of revenues reflects the increases in revenue outdistancing the increases in cost, as the components of cost were mostly of a fixed nature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6.3 million in 1997 from $2.1 million in 1996, a 200% increase. This increase resulted primarily from increased legal expenses as a result of our increased business activities and the increased staffing to accommodate our anticipated growth.

CONSULTING AND EMPLOYMENT INCENTIVES EXPENSE. Consulting and employment incentives expense of $19.2 million was recorded in 1997 as compared to $3.7million in 1996. The 1997 expense represents the value of stock options issued to key employees, officers, directors and consultants in order to attract or retain their services. The amount recorded in 1996 reflects the expense associated with issuance of stock and warrants to consultants in consideration for services rendered.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $0.8 million in 1997 as compared to $0.6 million in 1996. The increase in depreciation and amortization expense resulted from increased investment in our fiber optic network.

INTEREST INCOME (EXPENSE). We had interest income of $1.8 million in 1997 as compared to no interest income during 1996. The interest income in 1997 arose from the investment of our excess cash during the year. In 1996, we had no excess cash to invest and, accordingly, earned no interest income. Interest expense (including financing costs) decreased in 1997 to $0.7 million from $3.6 million in 1996. The decrease in interest expense reflects the repayment of all of our debt during the year with the proceeds of the investment made by Metromedia Company, as well as lower financing costs.

NET LOSS. We recorded a net loss of $26.2 million in 1997 as compared to a net loss of $10.4 million in 1996. The increase in the net loss was primarily attributable to costs associated with organizing to meet our growth objectives. In particular, such costs include the consulting and employment incentive, described above, to attract and retain key employees, officers and directors, as well as increased overhead to meet our growth objectives.

LIQUIDITY AND CAPITAL RESOURCES

      On November 3, 1997, our initial public offering of 36,432,000 shares of Class A Common Stock generated net proceeds of $133.9 million, after deducting the underwriters' commission and expenses relating to such initial public offering.

      For 1998, our operating activities generated $18.0 million of cash, compared with $2.2 million during 1997. The increase in cash provided by operations was primarily due to the increase in advance payments received from customers as well as the improvement in net income as a result of increases in revenues and interest income in 1998 as compared to 1997. For 1998, we used $218.0 million of cash for investing activities as compared to $19.7 million for 1997. This increase was due primarily to investments in the expansion of our networks and related construction in progress as well as capital contributions to our ION joint venture and a deposit on our German network build. For 1998, we received $630.4 million of net cash from financing activities, compared to $155.9 million for 1997. The cash from financing activities in 1998 came mainly from the issuance and sale of 10% Senior Notes in November 1998, while the 1997 amount related to the sale of securities of Metromedia Fiber Network net of the repayment of certain of our indebtedness.

      Cash used in operating activities during 1996 was $2.8 million. Cash was utilized to support the operations through our startup phase. Cash flows used in investing activities were $1.1 million in 1996. The investing activities cash outflows in both years were primarily used for the building of our New York/New Jersey network. Financing activities provided cash flows of $4.3 million in 1996 with the issuance of equity and debt. The cash flows from financing activities in 1996 were utilized to fund our operating and investing activities.

      We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks and market our services to an expanding customer base. We anticipate spending approximately $300 million for the year ending December 31, 1999 and approximately $200 million for the year ending December 31, 2000 on the build-out of our fiber optic networks in 11 of the 15 largest cities in the United States based on population and our planned international networks. We believe that the net proceeds from the issuance and sale of $650.0 million of 10% Senior Notes in November 1998, other cash on hand, certain vendor financing and cash generated in 1999 and 2000 (including advance customer payments), will be sufficient to fund the planned build-out of our fiber optic networks and our other working capital needs through the year ended December 31, 2000. The indenture for the notes permits us to incur additional indebtedness to finance the construction of our networks. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into senior credit facilities and other financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing at all, or on acceptable terms. Accordingly, we expect to continue experiencing net operating losses and negative cash flows for the foreseeable future.

YEAR 2000 SYSTEM MODIFICATIONS

      We are currently working to evaluate and resolve the potential impact of the Year 2000 on our processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000.

      We have delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve our goal of a Year 2000 date conversion which would minimize the effect on our customers and avoid disruption to business operations. We are also focusing on hardware and software tools, programming and outside forces that may affect our operations, including our vendors, banks and utility companies. Our analysis of the Year 2000 threat is ongoing and will be continuously updated throughout 1999 as necessary.

      We have completed a questionnaire and project plan to our systems and operating personnel to identify all business and computer applications so that we can identify potential compliance problems. We plan to initiate communications with our significant customers, suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in their business with us. We plan to compile a database of information based upon these responses, which we expect to complete during the second quarter of 1999. To the extent problems are identified, we will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. We expect to complete this project prior to January 1, 2000.

      Based on preliminary data, our estimate is that the Year 2000 effort will have a nominal cost impact, although we can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. We expect to make some of the necessary modifications through our ongoing investment in system upgrades. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1996.

      As of December 31, 1998, we had incurred nominal consulting costs in respect of our Year 2000 conversion effort. We have not deferred any other information systems projects due to the Year 2000 efforts. We expect that the source of funds for Year 2000 costs will be cash on hand. Accordingly, we are devoting the necessary resources to resolve all significant Year 2000 issues.

      If our customers, suppliers, contractors or major systems developers are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on our results of operations and financial condition could result.

      Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on the Company's outstanding debt, the Company is subject to other types of risk such as the collectibility of its accounts receivables. The Company's principal long term obligation is its $650 million 10% Senior Notes. The fair value of the long-term debt at December 31, 1998 was $650 million. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by $6.5 million and a decrease in the fair value of the Company's long term obligation by $6.5 million respectively.

The Company has also purchased a portfolio of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the Company's $650 million 10% Senior Notes through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates its carrying value.

The Company has $569 million in cash and cash equivalents at December 31, 1998. To the extent the Company's cash and cash equivalents (3 months) exceed its funding requirements the Company may invest its excess cash and cash equivalents on longer term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is incorporated by reference to pages F-1 through F-29 and S-1 herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

      The information called for by this Part III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 1998 the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999. Such information to be included in the Definitive Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)    1.  Financial Statements:

              See Index to Consolidated Financial Statements on Page F-1.

      2.  Financial Statement Schedules:

              Schedule II    Valuation and Qualifying Accounts

            All other schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in the financial statements or the notes thereto, or the amounts are insignificant or immaterial.

b)    Current Reports on Form 8-K

      On December 4, 1998, the Company filed a Current Report on Form 8-K related to the Company's announcement of the unregistered offering for $650,000,000 aggregate principal amount of 10% Senior Notes due 2008. The notes were issued on November 25, 1998 at a price per note of 100%. Further details, were disclosed in a Press Release, dated November 20, 1998, filed as an exhibit to such current report.

      As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

c)    Exhibits.

   EXHIBIT                         DESCRIPTION
   NUMBER                          -----------
   -------
    3.1 Form of Amended and Restated Certificate of Incorporation of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    3.2 Form of Amended and Restated Bylaws of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    4.1 Specimen Class A Common Stock Certificate of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1

            (Registration No. 333-33653)).
    4.2 Indenture, dated as of November 25, 1998, between Metromedia Fiber Network, Inc. and IBJ Whitehall Bank & Trust Company (formerly IBJ Schroder Bank & Trust Company) (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).
    4.3 Form of 10% Series A Senior Notes due 2008 of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129))
    4.4 Form of 10% Series B Senior Notes due 2008 of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-71129)).
    10.1 Form of Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.2 Employment Agreement by and between National Fiber Network, Inc. and Stephen A. Garofalo, dated as of February 26, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.3 Employment Agreement by and between National Fiber Network, Inc. and Howard M. Finkelstein, dated as of April 30, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.4 Agreement dated as of April 30, 1997, as amended by a Modification Agreement dated as of October, 1997 by and among Metromedia Company, Stuart Subotnick, Arnold Wadler, Silvia Kessel, Stephen A. Garofalo and National Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.5 Franchise Agreement between the City of New York and National Fiber Network, Inc., dated as of December 20, 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.6 Conduit Occupancy Agreement by and between New York Telephone Company and National Fiber Network, Inc., dated as of May 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.7 Consulting Agreement between National Fiber Network and Realprop Capital Corporation, dated as of February 1, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.8 Letter Agreement from National Fiber Network, Inc. to Peter Sahagen, dated February 11, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.9 Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street Associates, dated as of March 19, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.10 Office Lease by and between National Fiber Network, Inc. and 110 East 42nd Street, dated as of June 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.11 Trademark License Agreement by and between Metromedia Company and Metromedia Fiber Network, Inc., dated as of August 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.12 Fiber Optic Use Agreement between National Fiber Network, Inc. and NextLink New York, L.L.C., dated as of June 3, 1997 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.13 Amended and Restated Agreement for the Provision of a Fiber Optic Transmission Network, dated as of the Effective Date by and between US ONE Communications of New York, Inc. and National Fiber Network, Inc. (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).
    10.14 Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink Communications, Inc., dated as of February 23, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No.000-23269)).
    10.15 Amendment No. 1 to Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink Communications, Inc., made and entered into as of March 4, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No. 000-23269)).
    10.16 Agreement of Lease by and between Connecticut General Life Insurance Company and Metromedia Fiber Network Services, Inc., dated as of March 9, 1998 (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No. 000-23269)).
    10.17 Purchase Agreement, dated November 20, 1998 among Metromedia Fiber Network, Inc., Salomon Smith Barney, Inc., Chase Securities, Inc., Deutsche Bank Securities Inc. and Donaldson Lufkin & Jenrette Securities Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).
    10.18 Registration Rights Agreement, dated as of November 25, 1998 among Metromedia Fiber Network, Inc., Salomon Smith Barney, Inc., Chase Securities, Inc., Deutsche Bank Securities Inc. and Donaldson Lufkin & Jenrette Securities Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).
    10.19 Security Agreement, dated as of November 25, 1998, between Metromedia Fiber Network, Inc. and IBJ Whitehall Bank & Trust Company (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).
    10.20 Employment Agreement by and between Metromedia Fiber Network, Inc. and Vincent A. Galluccio, dated as of August 31, 1998 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-71129)).
    10.21 Employment Agreement by and between Metromedia Fiber Network, Inc. and Gerard Benedetto, dated as of August 31, 1998 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration

            No. 333-71129)).
    10.22   Employment Agreement by and between Metromedia Fiber Network, Inc.
            and Nicholas M. Tanzi, dated as of August 31, 1998 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement
            on Form S-4 (Registration No. 333-71129)).
    21.1*   List of Subsidiaries of Metromedia Fiber Network, Inc.
    23.1*   Consent of Ernst & Young LLP.
    24.1    Power of Attorney from officers and directors.
    27.1*   Financial Data Schedule.

-----------------------
*        Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METROMEDIA FIBER NETWORK, INC.


                                         By:   /s/ Stephen A. Garofalo
                                            ---------------------------------
                                                  Stephen A. Garofalo
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March __, 1999

      We, the undersigned officers and directors of Metromedia Fiber Network, Inc., hereby severally constitute Arnold L. Wadler, Howard M. Finkelstein and Gerard Benedetto, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Metromedia Fiber Network, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                  TITLE OR CAPACITIES              DATE
         ----------                  -------------------              ----

 /s/ Stephen A. Garofalo          Chairman of the Board and       March __, 1999
----------------------------      Chief Executive Officer
     Stephen A. Garofalo


 /s/ Howard M. Finkelstein        President, Chief Operating      March __, 1999
----------------------------      Officer and Director
   Howard M. Finkelstein


 /s/  Gerard Benedetto            Vice President,                 March __, 1999
----------------------------      Chief Financial Officer and
      Gerard Benedetto            Chief Accounting Officer

 /s/ Silvia Kessel                Executive Vice President and    March __, 1999
----------------------------      Director
        Silvia Kessel


 /s/ Arnold L. Wadler             Executive Vice President,       March __, 1999
----------------------------      Secretary and Director
      Arnold L. Wadler

 /s/ Vincent A. Galluccio         Senior Vice President and       March __, 1999
----------------------------      Director
    Vincent A. Galluccio

 /s/ John W. Kluge                Director                        March __, 1999
----------------------------
      John W. Kluge

 /s/ Stuart Subotnick             Director                        March __, 1999
----------------------------
      Stuart Subotnick

 /s/ David Rockefeller            Director                        March __, 1999
----------------------------
     David Rockefeller

 /s/ Leonard White                Director                        March __, 1999
----------------------------
       Leonard White

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .      F - 2

Consolidated Balance Sheets as of December 31, 1998 and 1997. . . . .      F - 3

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . . . .      F - 4

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . . . .      F - 5

Consolidated Statements of Changes in Stockholders' Equity
(Deficiency) for the years ended December 31, 1998, 1997 and 1996 . .      F - 6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .      F - 8

Schedule II, Valuation and Qualifying Accounts. . . . . . . . . . . .      S - 1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Metromedia Fiber Network, Inc.

      We have audited the accompanying consolidated balance sheets of Metromedia Fiber Network, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metromedia Fiber Network, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP


New York, New York
March 4, 1999

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                     1998       1997
                                                                                   --------   --------
                  ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $569,319   $138,846
  Pledged securities, current portion . . . . . . . . . . . . . . . . . . . . . .    61,384        -
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,910        837
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . .     4,210        874
                                                                                   --------   --------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   665,823    140,557
Fiber optic transmission network and related equipment, net . . . . . . . . . . .   244,276     24,934
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,716        759
Pledged securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,512        -
Investment in/advance to joint venture. . . . . . . . . . . . . . . . . . . . . .     4,156         56
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,934      1,072
                                                                                   --------   --------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $974,417   $167,378
                                                                                   ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,106   $  3,072
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    96,512      3,271
  Deferred revenue, current portion . . . . . . . . . . . . . . . . . . . . . . .     8,100      1,184
  Capital lease obligations, current portion. . . . . . . . . . . . . . . . . . .        55        -
                                                                                   --------   --------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   110,773      7,527
Senior notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   650,000        -
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,675        -
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33,455     10,311
Commitments and contingencies (see notes)
Stockholders' equity:
  Class A common stock, $.01 par value; 180,000,000
    shares authorized; 77,605,110 and 74,896,568 shares
    issued and outstanding, respectively. . . . . . . . . . . . . . . . . . . . .       776        749
  Class B common stock, $.01 par value; 20,000,000
    shares authorized; 16,884,636 shares issued and
    outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169        169
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .   198,806    191,845
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (42,237)   (43,223)
                                                                                   --------   --------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .   157,514    149,540
                                                                                   --------   --------
    Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . .  $974,417   $167,378
                                                                                   ========   ========


See accompanying notes

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997        1996
                                                                                   --------   --------    --------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 36,436   $  2,524    $    236

Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,937      3,572         699
  Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .    14,712      6,303       2,070
  Consulting and employment incentives. . . . . . . . . . . . . . . . . . . . . .       248     19,218       3,652
  Settlement agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,400        -           -
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .     1,532        757         613
                                                                                   --------   --------    --------
Income (loss) from operations . . . . . . . . . . . . . . . . . . . . . . . . . .     2,607    (27,326)     (6,798)

  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,788      1,808         -
  Interest expense (including financing costs). . . . . . . . . . . . . . . . . .    (6,861)      (741)     (3,561)
  Loss from joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (146)       -           -
                                                                                   --------   --------    --------
Income (loss) before income taxes . . . . . . . . . . . . . . . . . . . . . . . .     4,388    (26,259)    (10,359)
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,402          -         -
                                                                                   --------   --------    --------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    986   $(26,259)   $(10,359)
                                                                                   ========   ========    ========

Net income (loss) per share, basic. . . . . . . . . . . . . . . . . . . . . . . .  $   0.01   $  (0.56)   $  (0.29)
                                                                                   ========   ========    ========

Net income per share, diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.01      N/A         N/A
                                                                                   ========   ========    ========

Weighted average number of shares
  outstanding, basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    93,495     47,447      35,858
                                                                                   ========   ========    ========

Weighted average number of shares
  outstanding, diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   109,762      N/A         N/A
                                                                                   ========   ========    ========



See accompanying notes.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997        1996
                                                                                  ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     986    $(26,259)   $(10,359)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .       1,532         757         613
    Stock options and warrants issued for services. . . . . . . . . . . . . . .         248      19,439       5,395
    Warrants issued for settlement agreement. . . . . . . . . . . . . . . . . .       3,000         -           -
    Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,707
    Reserve for note receivable . . . . . . . . . . . . . . . . . . . . . . . .         -           338         -
    Loss from joint venture . . . . . . . . . . . . . . . . . . . . . . . . . .         146         -           -
CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,073)       (656)          2
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .      13,449         (12)        758
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,060      10,387         833
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,070)     (1,806)         12
                                                                                   --------    --------    --------
  Net cash provided by (used in) operating activities . . . . . . . . . . . . .      17,985       2,188      (2,746)
                                                                                   --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission
 network and related equipment. . . . . . . . . . . . . . . . . . . . . . . . .    (114,849)    (19,206)       (974)
Deposit payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,675)        (87)        -
Investment in / advance to joint venture. . . . . . . . . . . . . . . . . . . .      (4,246)        (56)        -
Purchase of pledged securities. . . . . . . . . . . . . . . . . . . . . . . . .     (91,896)        -           -
Capital expenditures on property and equipment. . . . . . . . . . . . . . . . .      (2,305)       (318)        (95)
                                                                                   --------    --------    --------
 Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .    (217,971)    (19,667)     (1,069)
                                                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . .       1,038     133,975         123
Proceeds from issuance of preferred stock and warrants  . . . . . . . . . . . .         -        32,500       2,025
Dividends paid on preferred stock . . . . . . . . . . . . . . . . . . . . . . .         -           (77)        -
Repayments of notes payable- private placement. . . . . . . . . . . . . . . . .         -        (1,408)         25
Repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .         -        (5,950)     (3,350)
Proceeds from notes payables, net . . . . . . . . . . . . . . . . . . . . . . .     630,000         -         5,450
Payments of capital lease obligations . . . . . . . . . . . . . . . . . . . . .        (579)        -           -
Purchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        (1,140)        -
Purchase of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .         -        (2,039)        -
                                                                                   --------    --------    --------
 Net cash provided by financing activities. . . . . . . . . . . . . . . . . . .     630,459     155,861       4,273
                                                                                   --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .     430,473     138,382         458
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .     138,846         464           6
CASH AND CASH EQUIVALENTS-END OF PERIOD . . . . . . . . . . . . . . . . . . . .   $ 569,319    $138,846    $    464
Supplemental information:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     219    $  1,145    $    996
                                                                                  =========    ========    ========
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,760    $    -      $    -
                                                                                  =========    ========    ========
Supplemental disclosure of significant non-cash investing activities:

    Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . .   $  23,309    $    -      $    -
                                                                                  =========    ========    ========
    Accrued capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .   $  82,916    $    -      $    -
                                                                                  =========    ========    ========


See accompanying notes


                                          METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                             ($000'S)

                                    SERIES A & B                       CLASS A        CLASS B      ADDITIONAL
                                   PREFERRED STOCK   COMMON STOCK    COMMON STOCK   COMMON STOCK    PAID-IN    ACCUMULATED
                                   SHARES   AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT SHARES  AMOUNT   CAPITAL      DEFICIT     TOTAL
                                   ------   ------  ------  ------  ------  ------ ------  ------  ----------  ----------- ---------
Balance at December 31, 1995 . . .    -        -    24,960  $  249     -    $  -      -    $  -    $    (205)  $   (5,381)   (5,336)
  Issuance of common stock and
   warrants for services rendered.    -        -    10,652     106     -       -      -       -        4,810          -       4,916
  Issuance of common stock and
   warrants related to debt
   financing activities. . . . . .    -        -     3,435      34     -       -      -       -        1,738          -       1,772
  Issuance of common stock in
   connection with the exercise
   of warrants . . . . . . . . . .    -        -       762       8     -       -      -       -           (8)         -         -
  Sale of common stock and
   warrants. . . . . . . . . . . .    -        -       196       3     -       -      -       -          121          -         124
  Sale of preferred stock with
   warrants. . . . . . . . . . . .    150       15     -       -       -       -      -       -        2,010          -       2,025
  Net loss for the year. . . . . .    -        -       -       -       -       -      -       -          -        (10,359)  (10,359)
                                   ------   ------ -------  ------  ------  ------ ------  ------  ---------   ----------  --------

Balance at December 31, 1996 . . .    150       15  40,006     400     -       -      -       -        8,467      (15,739)   (6,857)
  Issuance of common stock and
   connection with the exercise
   of warrants . . . . . . . . . .    -        -       608       6     -       -      -       -            4          -          10
  Issuance of options to employees    -        -       -       -       -       -      -       -       19,218          -      19,218
  Issuance of warrants in
   connection with debt extension.    -        -       -       -       -       -      -       -          220          -         220
  Dividends on preferred stock . .    -        -       -       -       -       -      -       -          -            (77)      (77)
  Repurchase and retirement of
   Series A preferred stock and
   warrants. . . . . . . . . . . .   (150)     (15)    -       -       -       -      -       -       (2,011)         (13)   (2,039)
  Repurchase and retirement of
   commons stock and warrants. . .    -        -    (2,354)    (23)    -       -      -       -           18       (1,134)   (1,139)
  Sale of Series B preferred stock      8      -       -       -       -       -      -       -       32,500          -      32,500



                                           METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                                                             ($000'S)

                                    SERIES A & B                       CLASS A        CLASS B      ADDITIONAL
                                   PREFERRED STOCK   COMMON STOCK    COMMON STOCK   COMMON STOCK    PAID-IN    ACCUMULATED
                                   SHARES   AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT SHARES  AMOUNT   CAPITAL      DEFICIT     TOTAL
                                   ------   ------  ------  ------  ------  ------ ------  ------  ----------  ----------- ---------

  Net proceeds from initial Public
   Offering. . . . . . . . . . . .    -        -       -       -    36,432     364    -       -      133,514          -     133,879
  Conversion of Common
   Stock to Series A Common
   Stock . . . . . . . . . . . . .    -        -   (38,261)   (383) 38,260     383    -       -          -            -         -
  Conversion of Series B Preferred
   Stock to Series A & B Common
   Stock . . . . . . . . . . . . .     (8)     -       -       -       157       2 16,885     169       (171)         -         -
  Sale of Series A Common Stock
   for warrant . . . . . . . . . .    -        -       -       -        48     -      -       -           86          -          86

  Net loss for the year. . . . . .    -        -       -       -       -       -      -       -          -        (26,259)  (26,259)
                                   ------   ------ -------  ------  ------  ------ ------  ------  ---------   ----------  --------

Balance at December 31, 1997 . . .    -        -       -       -    74,897     748 16,885     169    191,845      (43,223)  149,540
  Issuance of options to employees    -        -       -       -       -       -      -       -          248          -         248
  Issuance of warrants in
   connection with settlement
   agreement . . . . . . . . . . .    -        -       -       -       -       -      -       -        3,000          -       3,000
  Issuance of common stock in
   connection with the exercise of
   warrants. . . . . . . . . . . .    -        -       -       -     2,159      22    -       -          139          -         161
  Issuance of common stock in
   connection with the exercise of
   stock options . . . . . . . . .    -        -       -       -       550       6    -       -          867          -         873
  Net income for the year. . . . .    -        -       -       -       -       -      -       -          -            986       986

  Income tax benefit from exercises
   of employee stock options . . .    -        -       -       -       -       -      -       -        2,707          -       2,707
                                   ------   ------ -------  ------  ------  ------ ------  ------  ---------   ----------  --------
Balance at December 31, 1998 . . .    -        -       -    $  -    77,606  $  776 16,885  $  169  $ 198,806   $  (42,237) $157,514
                                   ======   ====== =======  ======  ======  ====== ======  ======  =========   ==========  ========


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS OPERATIONS AND LINE OF BUSINESS

      The Company is a facilities-based provider of a technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate/government customers in the United States. The Company focuses its operations on domestic intracity fiber optic networks in clusters of the 15 largest cities, based on population, throughout the United States.

      The Company operates high-bandwidth fiber optic communications networks in New York and Philadelphia. The Company also is engineering and constructing networks in Washington, D.C., Chicago, San Francisco and Boston. The Company is designing networks in Atlanta, Dallas, Houston, Seattle and Los Angeles.

      The Company has also built or obtained intercity fiber optic capacity that links certain of its intracity networks. . The Company has under construction a 250-route mile network from New York to Washington, D.C. The Company has also obtained rights for fiber optic capacity with other facilities-providers and obtained fiber optic capacity linking certain of the metropolitan areas (New York-Chicago, New York-Boston, Chicago-Seattle-Portland) in which it plans to construct intracity networks, except in Portland.

      In addition, the Company has entered into a joint venture with a United Kingdom telecommunications company to connect its New York network to London. The Company has formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 major cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The investment in a 50% owned joint venture with a United Kingdom telecommunications company is accounted for by the equity method. Certain balances in the consolidated financial statements have been restated to conform to the current period presentation.

MANAGEMENT ESTIMATES

      The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter similar financial instruments. At December 31, 1998, the fair value of the Company's fixed rate long-term debt for the 10% Senior Notes due in 2008, was $650 million. The recorded amounts for all other long-term debt of the Company approximates fair values.

CASH AND CASH EQUIVALENTS

      For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLEDGED SECURITIES

      In connection with the sale of 10% Senior Notes (see Note 9), a portion of the net proceeds was utilized to purchase a portfolio consisting of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the 10% Senior Notes through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

ACCOUNTS RECEIVABLE

      Accounts receivable includes trade receivables and costs and estimated earnings in excess of billings for those contracts where the Company utilizes the percentage of completion method for recognizing revenue.

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

OTHER ASSETS

      Other assets include debt issuance costs, franchise agreements and deposits. Those costs, which are amortizable, are amortized on a straight-line basis over a period ranging from ten to fifteen years.

LONG-LIVED ASSETS

      The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified no such impairment indicators.

INCOME TAXES

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. The provision for income taxes is the tax payable for the period and the change, during the period, in deferred tax assets and liabilities.

RECAPITALIZATIONS

      In April 1997, the Company increased its authorized common stock of $.01 par value to 60,000,000 shares; in addition, authorized preferred stock with a par value of $.01 was increased to 2,000,000 shares. On April 29, 1997, the Company effected a 3-for-one stock split of its outstanding shares of common stock.

      In September 1997, the Company effected a .507-for-one reverse stock split of its common stock.

On October 28, 1997, the total authorized number of shares of common stock of the Company was increased to 200 million shares, par value $0.01 per share, of which 180 million shares were designated Class A common stock and 20 million shares were designated Class B common stock.

      On August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. In addition, on December 22, 1998, the Company completed another two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on December 8, 1998.

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

STOCK OPTIONS

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options.

CONSULTING AND EMPLOYMENT INCENTIVES

      The amounts represent the value of common stock, warrants and options issued to consultants, officers, employees and directors of the Company as incentive to provide services to the Company. The 1997 amounts represent the value of options to purchase 12,381,300 shares of the Company's common stock issued in 1997 to officers, employees and directors of the Company. The options have been valued in accordance with APB Opinion No. 25 at the difference between the exercise price of the options and the fair market value of the Company's common stock at the date of grant.

EARNINGS PER SHARE

      In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per share is computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common stock equivalents computed in accordance with the treasury stock method.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED REVENUE

      Deferred revenue represents prepayments received from customers for future use of the Company's fiber optic network as well as prepayment for installation services, which have not yet been provided. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenues and recognized over the term of the respective customer lease agreement. At December 31, 1998, the Company had received prepaid lease payments in excess of revenue recognized totaling $41.6 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB released SFAS No. 130 "Reporting Comprehensive Income," governing the reporting and display of comprehensive income and its components. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company adopted this standard as required in fiscal 1998 in its Statement of Changes in Stockholders' Equity (Deficiency).

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In 1998 the Company adopted SFAS No. 131. The Company currently operates in one business segment.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have an impact on its results of operations, financial position or cash flows.

NOTE 3:  ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (in 000's):


                                                               DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Trade accounts receivable. . . . . . . . . . . . . . . .    $    560  $    837
Costs and earnings in excess of billings . . . . . . . .      30,134         -
Other. . . . . . . . . . . . . . . . . . . . . . . . . .         216         -
                                                            --------  --------
                                                            $ 30,910  $    837
                                                            ========  ========

      At December 31, 1998, three customers accounted for 43%, 40% and 14%, respectively, of the Company's combined accounts receivable.

NOTE 4:  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

      Fiber optic transmission network and related equipment consists of the following (in 000's):

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Material-fiber optic cable. . . . . . . . . . . . . .       $ 23,436  $  1,133
Engineering and layout costs. . . . . . . . . . . . .          7,101     3,322
Fiber optic cable installation costs  . . . . . . . .         16,639     1,869
Other . . . . . . . . . . . . . . . . . . . . . . . .          4,242     2,019
Construction in progress. . . . . . . . . . . . . . .        195,256    17,835
                                                            --------  --------
                                                             246,674    26,178
Less: accumulated depreciation. . . . . . . . . . . .         (2,398)   (1,244)
                                                            --------  --------
                                                            $244,276  $ 24,934
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

NOTE 5:  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                               DECEMBER 31,
                                                            ------------------
                                                              1998      1997       USEFUL LIFE
                                                            --------  --------     -----------
Leasehold improvements. . . . . . . . . . . . . . . . .     $    614  $    538     174 months
Furniture, equipment and software . . . . . . . . . . .        2,581       352     5 years
                                                            --------  --------
                                                               3,195       890
Less: accumulated depreciation and amortization . . . .         (479)     (131)
                                                            --------  --------
                                                            $  2,716  $    759
                                                            ========  ========


NOTE 6:  INVESTMENT IN/ADVANCES TO JOINT VENTURE

      The Company has a joint venture agreement with Racal Telecommunications, Inc. ("Racal"), that provides broad-based transatlantic communication services between New York and London. As of December 31, 1997, neither party had made a capital contribution. The balance of the investment at December 31, 1997 represents advances made to the joint venture by the Company. During 1998, each party made capital contributions of $4.3 million. The Company and Racal may each be required to contribute additional capital as needed for their respective 50% interests. The Company accounts for its investment using the equity method. For 1998, the Company recorded a $146,000 loss from the joint venture based on its 50% interest in the joint venture. Included within the Company's accounts receivable is $70,000 for administrative services provided to the joint venture which were not reimbursed as of December 31, 1998.

NOTE 7:  GERMAN NETWORK BUILD

      In February, 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing a definitive agreement, the Company provided an irrevocable standby letter of credit in the amount of $64 million as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs.

NOTE 8:  RELATED PARTY TRANSACTIONS

      The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 1998 management fee under the agreement was $500,000 per year, payable quarterly at a rate of $125,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement. In 1997, Metromedia Company received no money for its out-of-pocket costs and expenses or for interest on advances extended by it to the Company under the management agreement.

      In March and June 1997, the Company entered into two one-year leases for office space with an affiliate. Subsequent to June 1997, the affiliate sold this property. For the year ended December 31, 1997, office rent expenses for these leases amounted to approximately $110,000.

NOTE 9:  SETTLEMENT AGREEMENTS

      In February 1996, the Company entered into a settlement agreement with a former officer regarding the termination of his employment. This agreement provided for the Company to make payments to the officer totaling $1,003,000, including interest. The former officer's services effectively terminated prior to December 31, 1995. Accordingly, as of December 31, 1995, the Company recorded $876,146 as a liability in accordance with the terms of the settlement agreement. The settlement agreement also reaffirmed an option previously issued to this former officer on May 1, 1995, which entitles the holder to purchase 207,883 shares of the Company's common stock at $0.006 per share through February 1, 1999. In 1997 the Company repurchased and retired the warrants held by this former officer. On November 14, 1996, the Company amended the above referenced settlement agreement with the former officer, whereby a consultant to the Company agreed to purchase common stock of the company from the former officer and certain of his affiliates in exchange for $640,000 and the complete satisfaction of the aforementioned liability.

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

      In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation for which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK) (the "Katz Litigation").

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  NOTES PAYABLE

      On November 25, 1998, the Company issued and sold $650.0 million of 10% Senior Notes due November 15, 2008. The net proceeds of the 10% Senior Notes were approximately $630.0 million, after deducting offering costs, which are included in other long-term assets. Interest on the 10% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 1999. Approximately $91.5 million of the net proceeds was utilized to purchase certain pledged securities, the proceeds of which, together with interest earned on such securities, will be used to satisfy the Company's semi-annual interest obligations through May 15, 2000. The 10% Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after November 15, 2003, at specified redemption prices. In addition, prior to November 15, 2001, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10% Senior Notes at specified redemption prices.

      The indentures pursuant to which the 10% Senior Notes are issued contain certain covenants that, among other matters, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets, and enter into certain mergers and consolidations.

      In the event of a change in control of the Company as defined in the indentures, holders of the 10% Senior Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The 10% Senior Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

NOTE 11:  EQUITY TRANSACTIONS

COMMON STOCK

      On November 3, 1997, the Company completed the initial public offering ("the "IPO") of 36,432,000 shares of its Class A common stock, at an offering price of $4 per share. The net proceeds to the Company from the IPO, after deducting expenses of the IPO, were approximately $133.9 million.

      In addition, on October 28, 1997, a total of 38,259,760 shares of the common stock of the Company owned by stockholders prior to the IPO were exchanged for an equal number of shares of Class A common stock. The Company also reserved for issuance 17,041,944 shares of Class A common stock for conversion of the Class B common stock.

      On October 28, 1996, a shareholder granted to the Company's Chairman of the Board an option to purchase 1,599,556 shares of common stock of the company for an aggregate exercise price of $500,000. By letter dated December 3, 1996, the option was amended to reduce the number of option shares to 1,295,356 shares. The Chairman thereafter assigned the option to the Company. On February 11, 1997, the Company exercised the option by payment of $500,000.

      On April 15, 1996, the Company entered into a stock purchase agreement with Vento & Company of New York, LLC ("VCNY"). Pursuant to this agreement, the Company issued 6,084,000 shares of common stock to VCNY as consideration for services provided by VCNY. The Company estimated the value of the stock issued approximated $2,760,000.

      Concurrent with the execution of the aforementioned stock purchase agreement, the parties entered into a consulting agreement. The term of the agreement was from April 15, 1996 to April 15, 2001. Under the terms of the agreement, VCNY was to provide guidance and advice with respect to the management of the day-to-day operations of the Company's fiber optic transmission network. In consideration for such services, the Company reimbursed VCNY for all reasonable personnel and travel costs incurred by VCNY

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with respect to the performance of these services. On October 9, 1996, the Company entered into a settlement agreement with the Company's former chief executive officer and VCNY regarding the termination of such officer's employment and services provided by VCNY. The agreement provided for VCNY to deliver a total of 6,084,000 shares of common stock in exchange for payments made by the Company. The payments were not made and the sale of the shares and the Company's obligation to buy the shares was deemed null and void.

      In September 1996, the Company sold 43,736 shares of common stock to three individuals for total proceeds of $23,500.

      In August 1996, the Company issued 730,080 shares of common stock for consulting services. The Company recorded a non-cash charge of $334,800 for such issuance.

      In July 1996, the Company issued 48,672 shares of common stock as consideration for consulting services. The Company recorded a non-cash charge of $21,200 for such issuance. In addition, the Company issued 602,316 shares to three employees for services rendered. The transaction was later rescinded and the shares were returned to the Company.

      In June 1996, the Company sold a total of 152,100 shares of common stock to two individuals for total proceeds of $100,000. Concurrent with the issuance of these shares, the Company issued warrants to these shareholders entitling the holders to purchase a total of 152,100 shares at $0.66 per share for a three-year period.

      On January 12, 1996, the Company entered into an agreement with its legal counsel to issue common stock as additional consideration for legal services provided. Pursuant to this agreement, as amended, the Company issued a total of 1,964,420 shares of its common stock. Management has estimated the value of the 1,964,420 shares issued to be $907,301 and has recorded a non-cash charge in connection with such issuance.

PREFERRED STOCK

      On April 30, 1997, the Company sold an aggregate of 33,613,300 shares of Series B convertible preferred stock, par value $0.01 per share (the "Series B preferred stock"), to Metromedia Company and affiliates ("Metromedia") for an aggregate purchase price of $32.5 million (the "Metromedia Investment"). Each share of the Series B preferred stock was convertible into 507 shares of the Company's common stock. On October 28, 1997, the Series B convertible preferred shares were converted into 17,041,944 shares of Class B common stock. Further, on October 28,1997, a total of 157,308 shares of Class B common stock outstanding were converted into an equivalent number of shares of Class A common stock.

      A portion of the proceeds from the Metromedia Investment was used to repay the Metromedia Loan, discussed below, and accrued interest thereon ($4,058,127), repay other short-term indebtedness ($3,485,000), and redeem (for $2,115,000) all of the outstanding shares of the Company's preferred stock (the "Series A preferred stock") and related warrants.

      Through April 30, 1997, Metromedia loaned the Company an aggregate of $4,000,000 (the "Metromedia Loan"). A portion of the proceeds from the Metromedia Loan was used to purchase 2,353,880 shares of the Company's common stock and warrants to purchase 831,532 shares of its common stock.

      No shares of the Company's Series A preferred stock or Series B preferred stock remained outstanding at December 31, 1997. Both the Series A and Series B preferred stock of the Company have been eliminated pursuant to actions by the Board of Directors.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK WARRANTS

      A. In 1996, the Company entered into an agreement with a Customer for exclusive usage rights for fibers on portions of its network. In connection with this agreement, the Company borrowed $4.9 million from the customer. On April 30, 1997, the Company amended this agreement to satisfy the obligations of the above-referenced note by providing (i) additional leased fiber miles,
(ii) a cash payment of $1,370,000 and (iii) a warrant to purchase common stock of the Company. In July 1998, the agreement was amended to include additional fiber miles on the Company's network and for cancellation of the warrants.

      B. From October 1995 through February 1996, the Company issued and sold a private offering of $858,000 of convertible subordinated notes. Concurrent with the issuance of these notes, warrants were issued by the Company to the noteholders to purchase 522,008 shares of common stock at $2.00 per share through November 2000. In 1996 and 1997, in exchange for the extension of the due dates of the notes, the Company issued warrants to purchase 659,042 shares of its common stock at $2.00 per share and recorded a charge of $111,306 and $220,036 in 1996 an 1997, respectively. In 1997, the Company repaid the outstanding balance of these notes plus all accrued interest. As of December 31, 1998, 782,016 of such warrants have been exercised.

      C. In September 1996, the Company entered into a loan agreement with a finance company for $550,000. The loan bore interest at 10% per annum and was repaid in 1997. As an incentive for the loan, the Company issued to the finance company warrants to purchase 377,208 shares of common stock at an exercise price of $1.48. The warrants are exercisable through September 1999. In 1996, the Company recorded a non-cash charge of $13,640 in connection with the issuance of the warrants. All of the warrants have been exercised.

      D. In August 1995, the Company initiated a $600,000 private offering of subordinated notes which bore interest at an annual rate of 15% and were repaid in 1997. With the issuance of the notes, warrants were issued to the noteholders. In April 1996, the Company issued a total of 237,436 shares of the Company's common stock in exchange for the surrender and cancellation of the warrants and a three-month extension of the maturity date of the notes. In 1996, the Company recorded a non-cash charge of $107,322 in connection with such issuance.

      E. In April 1995, the Company entered into a loan agreement with a customer for $500,000 bearing interest at 11% per annum. In July 1997, the note was repaid in full. In connection with this loan, the Company issued the customer a warrant entitling the holder to purchase a total of 2,676,668 shares of the Company's common stock. In February 1997, this warrant was exchanged for a new warrant to purchase 1,825,200 shares of the Company's common stock at $1.21 per share. The new warrant expires on February 13, 2000. As of December 31, 1998, none of the warrants have been exercised.

      F. On December 13, 1996, the Company issued and sold to a private investor, for an aggregate cash consideration of $2,025,000, (i) 600,000 shares of 10% cumulative convertible preferred stock (the "Series A preferred stock") bearing dividends at a rate of $.34 per share per annum, (ii) warrants to purchase 456,300 shares of Class A common stock at an exercise price of $1.24 per share and (iii) a contingent stock subscription warrant to purchase a number of shares of Class A common stock (such number to be determined based on certain future events) at an exercise price of $0.01 per share. In connection with the Metromedia Investment, the private investor allowed the Series A preferred stock and the contingent warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A preferred stock) and the number of shares underlying the private investor's warrants to be increased from 456,300 to 912,600. In January 1998, the private investor made a cashless exercise of all its warrants and the number of its shares issuable upon exercise was reduced by the number of shares at the closing on the day of exercise having a value equal to the aggregate exercise price. Accordingly, the Company issued the private investor 691,060 common shares for all its warrants.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      G. In June 1996, the Company granted 608,400 common stock purchase warrants to the Company's legal counsel exercisable at $.02 per share for a period of four years as additional consideration for legal services provided. The Company recorded a non-cash charge of $200,000 for such issuance. As of December 31, 1998, all of the warrants have been exercised.

      As of December 31, 1998, in the aggregate, the Company had reserved approximately 2,228,050 shares of its Class A common stock for exercise of outstanding warrants.

STOCK OPTIONS

      In 1997, the Company granted to certain officers, employees and directors options to purchase up to 12,380,944 shares of its Class A common stock. The options have exercise prices between $0.49 and $1.91 per share and expire in 2007. The Company recorded a non-cash charge of $19,218,591 for such issuance.

      On October 28, 1997, the Stockholders of the Company approved the Metromedia Fiber Network, Inc. 1997 Incentive Stock Plan ("1997 Option Plan"). The 1997 Option Plan authorized the award of up to 4,000,000 options to acquire Class A common stock of the Company to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. In 1997, options to purchase 2,450,000 shares of the Company's Class A common stock were granted at an exercise price of $4.00 per share, the market price at the date of grant. In 1998, options to purchase 1,700,000 shares of the Company's Class A common stock were granted at exercise prices ranging from $3.88 to $8.59 per share, the market price at the date of grant. Of these grants, 557,500 were canceled and 117,500 were exercised as of December 31, 1998.

      On May 18, 1998, the Stockholders of the Company approved the Metromedia Fiber Network, Inc. 1998 Incentive Stock Plan ("1998 Option Plan"). The 1998 Option Plan authorized the award of up to 10,000,000 options to acquire Class A common stock of the Company to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. Options to purchase 3,459,000 shares of the Company's Class A common stock were granted at exercise prices ranging from $7.28 to $26.50 per share, the market prices at the dates of grant.

      The compensation committee of the Company's Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediate vesting to four years.

      The following table summarizes the stock option transactions for the two years ended December 31, 1998:

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    NUMBER OF
                                                     OPTIONS        EXERCISE PRICES
                                                    ----------   ---------------------
Granted prior to December 31, 1997. . . . . . .     14,830,944   $ 0.49 to     $  4.00
                                                    ----------
Balance outstanding at December 31, 1997. . . .     14,830,944     0.49 to        4.00
                                                    ----------
Granted . . . . . . . . . . . . . . . . . . . .      5,159,000     3.88 to       26.50
Excercised. . . . . . . . . . . . . . . . . . .        550,024     0.49 to        7.47
Cancelled . . . . . . . . . . . . . . . . . . .        567,500     0.49 to        8.59
                                                    ----------
Balance outstanding at December 31, 1998. . . .     18,872,420     0.49 to       26.50
                                                    ==========
Exercisable at:
                                                    ----------
December 31, 1997                                   12,241,172     0.49 to        1.91
                                                    ==========
December 31, 1998                                   12,440,920     0.49 to        4.00
                                                    ==========


      The following table summarizes information about stock option outstanding at December 31, 1998:


                                           Options Granted                  Options Exercisable
                             -----------------------------------------   -------------------------
                                               Weighted                                   Weighted
Year         Ranges of         Number          Average        Average      Number         Average
 of          Exercise        Outstanding      Remaining       Exercise   Exercisable      Exercise
Grant         Prices         at 12/31/98     Life (Years)      Price     at 12/31/98       Price
--------------------------   -----------------------------------------   -------------------------
1997     $0.49  to  $ 4.00    13,798,420         8.40          $0.98      12,440,920       $0.65
1998      3.88  to   26.50     5,074,000         9.42           9.75             -           -
                              --------------------------------------      ----------------------
                              18,872,420         8.67          $3.33      12,440,920       $0.65
                              ======================================      ======================


      Pro forma information regarding net income and earnings per share is required by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:


                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1998           1997
                                                       -------------  -------------
Risk-free interest yield. . . . . . . . . . . . . .    5.53 - 6.56 %  5.73 - 6.56 %
Volatility factor . . . . . . . . . . . . . . . . .        .499           .369
Dividend yield. . . . . . . . . . . . . . . . . . .       -----          -----
Average life. . . . . . . . . . . . . . . . . . . .      5 years        5 years


      The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows (000's):


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1998         1997
                                                         -----------  ----------

      Pro forma net loss applicable to common stock        $ (864)     $(28,043)
      Pro forma net loss per share applicable to
      common stock, basic                                  $(0.01)     $  (0.59)


NOTE 12:  SIGNIFICANT CUSTOMERS

      During the years ended December 31, 1998 and 1997 one customer accounted for 40% and 21%, respectively of the Company's total revenue. During the years ended December 31, 1998 and 1997 another customer accounted for 35% and 15%, respectively of the Company's total revenue. During the years ended December 31, 1998 a third customer accounted for 12% of the Company's total revenue.

NOTE 13:  INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):


                                1998         1997         1996
                                ----         ----         ----
CURRENT
  Federal                     $ 4,513      $   -        $   -
  State and local               2,720          -            -
                              -------      -------      -------
                                7,233          -            -
                              -------      -------      -------
DEFERRED
  Federal                      (2,375)         -            -
  State and local              (1,456)         -            -
                              -------      -------      -------
                               (3,831)         -            -
                              -------      -------      -------
                              $ 3,402      $   -        $   -
                              =======      =======      =======


      Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         1998         1997         1996
                                                         ----         ----         ----
U.S. statutory rate applied to pre-tax income
   (loss)                                              $ 1,492      $    -       $    -
State and local taxes, net of federal tax benefit          834           -            -
Non deductible expenses                                  1,118           -            -
Valuation allowance                                         -            -            -
Others, net                                                (42)          -            -
                                                       -------      -------      -------
                                                       $ 3,402      $    -       $    -
                                                       =======      =======      =======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):


                                                         1998         1997         1996
                                                         ----         ----         ----
DEFERRED TAX ASSETS
  Deferred revenue                                     $ 19,923     $  5,173     $   499
  Employee benefits                                       9,893       10,074       1,425
  Cost of sales of IRU's and sales type leases            5,599          573          -
  Net operating loses                                        -         1,125       3,668
  Others                                                  2,522        1,465       1,047
                                                       --------     --------     -------
                                                       $ 37,937     $ 18,410     $ 6,639
                                                       --------     --------     -------
  Valuation allowance                                   (18,309)     (18,309)     (6,579)
                                                       --------     --------     -------
                                                         19,628          101          60
DEFERRED TAX (LIABILITIES)
  Capitalized leases                                    (14,782)          -           -
  Depreciation and amortization                          (1,003)         (89)        (48)
  Other                                                     (12)         (12)        (12)
                                                       --------     --------     -------
                                                        (15,797)        (101)        (60)
                                                       --------     --------     -------
Net deferred asset                                     $  3,831     $     -      $    -
                                                       ========     ========     =======


      A portion of the deferred tax asset has been reserved since it is not certain that future taxable income will be realized in the carryforward period or in year of asset turnaround.

      There was no provision for federal or state income taxes for the years ended December 31, 1997 and 1996. At December 31, 1998, the Company expects to have fully utilized its net operating losses

NOTE 14:  401(K) PLAN

      In 1998, the Company implemented a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate at the beginning of the quarter following three months of service. Eligible employees may contribute up to 15% of their annual compensation. The Company matches 50% of the employees first 6% of contributions. The Company contributed $78,000 for 1998 as these matching contributions. The company bore the nominal administrative cost of the plan during 1998.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  RECONCILIATION OF EARNINGS PER SHARE (IN THOUSANDS):


                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         1998         1997         1996
                                                       --------     --------     --------
Net income (loss)                                      $    986     $(26,259)    $(10,359)
Deduct dividend on preferred shares                          -            77           -
                                                       --------     --------     --------
Net loss applicable to common stock                         986      (26,336)     (10,359)
                                                       ========     ========     ========

Shares
Weighted average number of
common shares outstanding-basic                          93,495       47,447       35,858

Net income (loss) per common share-basic               $   0.01     $  (0.56)    $  (0.29)
                                                       ========     ========     ========

Weighted average number
  of common shares outstanding-basic                     93,495       47,447       35,858
Assuming conversion of warrants and
  options outstanding                                    16,267           -            -
                                                       --------     --------     --------
Weighted average number of
  common shares outstanding - diluted                   109,762       47,447       35,858
                                                       ========     ========     ========

Net income (loss) per common share - diluted           $   0.01          N/A          N/A
                                                       ========     ========     ========


NOTE 16:  COMMITMENTS AND CONTINGENCIES

NETWORK CONSTRUCTION PROJECTS

      In 1998, the Company commenced construction of various networks outside of the New York Metropolitan area. The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $70 million as of December 31, 1998.

FRANCHISE, LICENSE, RIGHT-OF WAY AGREEMENTS AND OPERATING AND CAPITAL LEASES

      The Company has entered into various franchise and license agreements with municipalities and utility-related companies to, in most instances, install, operate, repair, maintain and replace cable, wire, fiber or other transmission media and the related equipment and facilities. The terms for these agreements vary in length, with various renewal and termination provisions. The Company charges the portions of these agreements incurred to construction-in-progress until the related portion of the network is completed. The fees charged to operations in connection with these agreements were approximately $1,673,000, $607,000 and $459,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition, the company leases office and operation facilities and various equipment, which expire at various times through March 31, 2010. Rent expense charged to operations was approximately $958,000, $268,000 and $158,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Company has entered into capital lease agreements for certain network assets and for certain rights-of-ways. Total assets acquired under capital leases were approximately $27,876,000 at December 31, 1998. The capital leases are held as construction-in-progress until the related portion of the network is completed.

      Approximate minimum payments under the aforementioned agreements are (in thousands):


                                                           Franchise,
                                                          License and
                                                           Right-of-
                                                              way       Capital   Operating
                                                           Agreements   Leases     Leases
                                                          -----------   -------   ---------
For the year ended December 31,
1999 . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,018    $ 1,551    $ 1,994
2000 . . . . . . . . . . . . . . . . . . . . . . . . .         1,121      1,797      2,032
2001 . . . . . . . . . . . . . . . . . . . . . . . . .         1,121      1,859      2,054
2002 . . . . . . . . . . . . . . . . . . . . . . . . .           971      1,923      2,050
2003 . . . . . . . . . . . . . . . . . . . . . . . . .           661      1,991      1,532
Thereafter . . . . . . . . . . . . . . . . . . . . . .         7,922     42,972      7,339
                                                             -------    -------    -------
Total minimum lease payments . . . . . . . . . . . . .       $12,814     52,093    $17,001
                                                             =======    -------    =======
Less amounts representing
   interest . . . . . . . . . . . . . . . . . . . . . .                  29,363
Present value of future
  minimum lease payments. . . . . . . . . . . . . . . .                  22,730
                                                                        -------
Less amounts due in one year. . . . . . . . . . . . . .                      55
                                                                        -------
                                                                        $22,675
                                                                        =======


EMPLOYMENT AGREEMENTS

      The Company has executed employment contracts for future services, for up to five years, with certain senior executives for whom the Company has a minimum commitment aggregating approximately $3.4 million at December 31, 1998. This amount is not included in the consolidated financial statements at December 31, 1998.

LITIGATION

      On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against Metromedia Fiber Network, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV
7751). On or about May 29, 1998, Vento & Company filed an amended complaint. In its complaint, as amended, Vento & Company alleges four causes

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of action in connection with its sale of 900,000 shares (not adjusted for subsequent stock splits) of Class A Common Stock to Peter Sahagen and the Kramer Defendants on January 13, 1997. The four causes of action include: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment;
(iii) breach of fiduciary duty; and (iv) negligent misrepresentation and omission. On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento and Company's amended complaint.

      On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and Metromedia Fiber Network in the United States District Court for the Southern District of New York (No. 98 CIV 4140). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of Metromedia Fiber Network which we cannot currently ascertain but believe to be approximately 225,000 shares (calculated as of the date on which the complaint was filed) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and has raised affirmative defenses.

      We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, an award of the magnitude being sought in the Vento & Company litigation would have a material adverse effect on our financial condition or results of operations.

      In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually, or in the aggregate, including the Vento & Company litigation and the Contardi litigation, will have a material adverse effect on our financial condition or results of operations, although we can make no assurances in this regard.

                                  EXHIBIT INDEX

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at       Additions                    Balance at
                                    Beginning of   Charged to Costs                  End of
DESCRIPTION                             Year         and Expenses     Deductions      Year
-----------                         ------------   ----------------   ----------   ----------
Reserves deducted from assets to
which they apply:

OTHER CURRENT ASSETS
1997                                  $     -           $337,500       $     -      $337,500
1998                                  $337,500          $     -        $     -      $337,500
