Form 10-Q
period 1999-03-31
METROMEDIA FIBER NETWORK INC
filed 1999-05-11
CIK 1043533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

                   c/o Metromedia Fiber Network Services, Inc.
                           One North Lexington Avenue
                             White Plains, NY 10601
                             ----------------------
               (Address of principal executive office) (Zip code)

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

The number of shares outstanding of the registrant's common stock as of May 3, 1999 was:

                Class                    Number of Shares
                -----                    ----------------
                  A                         77,853,359
                  B                         16,884,636


================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


ITEM NO.  DESCRIPTION                                                                   PAGE
--------  -----------                                                                   ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations for the Three Month Periods Ended
          March 31, 1999 and 1998....................................................     1
          Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998
          ...........................................................................     2
          Consolidated Statements of Cash Flows for the Three Month Periods Ended
          March 31, 1999 and 1998....................................................     3
          Notes to Consolidated Financial Statements.................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations..............................................................    11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................    15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................    17

Item 2.   Changes in Securities and Use of Proceeds..................................    18

Item 3.   Defaults Upon Senior Securities............................................    18

Item 4.   Submission of Matters to a Vote of Security Holders........................    18

Item 5.   Other Information..........................................................    18

Item 6.   Exhibits and Reports on Form 8-K...........................................    18


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               1999          1998
                                                                            ----------      -------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   18,379      $ 1,726

Expenses:
   Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,258        1,234
   Selling, general and administrative. . . . . . . . . . . . . . . . . .        6,073        2,733
   Consulting and employment incentives . . . . . . . . . . . . . . . . .           --           91
   Settlement agreement . . . . . . . . . . . . . . . . . . . . . . . . .           --        3,400
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .        1,195          209
                                                                            ----------      -------
   Income (loss) from operations. . . . . . . . . . . . . . . . . . . . .        2,853       (5,941)

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,437        1,701
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,904)          (7)
   Loss from joint venture. . . . . . . . . . . . . . . . . . . . . . . .         (200)          --
                                                                            ----------      -------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .   $   (5,814)     $(4,247)
                                                                            ==========      =======

Net income (loss) per share, basic. . . . . . . . . . . . . . . . . . . .   $    (0.06)     $ (0.05)
                                                                            ==========      =======

Net income (loss) per share, diluted. . . . . . . . . . . . . . . . . . .      N/A            N/A
                                                                            ==========      =======

Weighted average number of shares
   outstanding, basic . . . . . . . . . . . . . . . . . . . . . . . . . .       94,501       92,357
                                                                            ==========      =======

Weighted average number of shares
   outstanding, diluted . . . . . . . . . . . . . . . . . . . . . . . . .      N/A            N/A
                                                                            ==========      =======


                            SEE ACCOMPANYING NOTES.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                             MARCH 31,    DECEMBER 31,
                                                                               1999           1998
                                                                            ----------    ------------
                                                                            (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   $  415,580      $569,319
   Pledged securities, current portion. . . . . . . . . . . . . . . . . .       62,089        61,384
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .       52,174        30,910
   Prepaid expenses and other current assets. . . . . . . . . . . . . . .        2,187         2,210
                                                                            ----------      --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .      532,030       663,823
Fiber optic transmission network and related equipment, net . . . . . . .      339,730       244,276
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .        3,087         2,716
Pledged securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,860        30,512
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,424            --
Investment in/advances to joint venture . . . . . . . . . . . . . . . . .        3,956         4,156
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,239        28,934
                                                                            ----------      --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,006,326      $974,417
                                                                            ==========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   14,036      $  6,106
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      126,802        96,512
   Deferred revenue, current portion. . . . . . . . . . . . . . . . . . .       10,148         8,100
   Capital lease obligations, current portion . . . . . . . . . . . . . .           55            55
                                                                            ----------      --------
         Total current liabilities. . . . . . . . . . . . . . . . . . . .      151,041       110,773
Senior notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      650,000       650,000
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . .       22,823        22,675
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,344        33,455

Commitments and contingencies (see notes)

Stockholders' equity:
   Class A common stock, $.01 par value; 180,000,000
      shares authorized; 77,826,138 and 77,605,110 shares
      issued and outstanding, respectively. . . . . . . . . . . . . . . .          778           776
   Class B common stock, $.01 par value; 20,000,000
      shares authorized; 16,884,636 shares
      issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .          169           169
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      199,113       198,806
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (48,051)      (42,237)
   Cumulative comprehensive loss. . . . . . . . . . . . . . . . . . . . .       (2,891)           --
                                                                            ----------      --------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . .      149,118       157,514
                                                                            ----------      --------
         Total liabilities and stockholders' equity . . . . . . . . . . .   $1,006,326      $974,417
                                                                            ==========      ========


                             SEE ACCOMPANYING NOTES

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                                1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (5,814)     $ (4,247)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . . . .        1,195           209
       Amortization of deferred financing costs . . . . . . . . . . . . .          500            --
       Options issued for settlement agreement. . . . . . . . . . . . . .           --         3,000
       Stocks, options and warrants issued for services . . . . . . . . .           --            91
       Loss from joint venture. . . . . . . . . . . . . . . . . . . . . .          200            --
CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .      (14,901)         (887)
       Accounts payable and accrued liabilities . . . . . . . . . . . . .       24,497           358
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .        1,937        11,840
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,417          (407)
                                                                            ----------      --------
     Net cash provided by operating activities. . . . . . . . . . . . . .       10,031         9,957
                                                                            ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission
 network and related equipment. . . . . . . . . . . . . . . . . . . . . .      (60,133)      (15,420)
Restricted cash secured by letter of credit . . . . . . . . . . . . . . .      (63,313)           --
Investment in / advances to joint venture . . . . . . . . . . . . . . . .           --          (390)
Capital expenditures on property and equipment. . . . . . . . . . . . . .         (647)         (580)
Business acquisition (net of cash acquired) . . . . . . . . . . . . . . .      (24,966)
                                                                            ----------      --------
  Net cash used in investing activities . . . . . . . . . . . . . . . . .     (149,059)      (16,390)
                                                                            ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . .          317            --
Payments of business acquisition's pre-acquisition debt . . . . . . . . .      (15,028)           --
                                                                            ----------      --------
  Net cash used in financing activities . . . . . . . . . . . . . . . . .      (14,711)           --
                                                                            ----------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .     (153,739)       (6,433)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD . . . . . . . . . . . . . .      569,319       138,846
                                                                            ----------      --------
CASH AND CASH EQUIVALENTS-END OF PERIOD . . . . . . . . . . . . . . . . .   $  415,580      $132,413
                                                                            ==========      ========
Supplemental information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      457      $      7
                                                                            ==========      ========
   Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,552      $     --
                                                                            ==========      ========
Supplemental disclosure of significant non-cash investing activites:
   Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . .   $      148      $ 19,066
                                                                            ==========      ========
   Accrued capital expenditures . . . . . . . . . . . . . . . . . . . . .   $   11,716      $ 12,440
                                                                            ==========      ========


                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LINE OF BUSINESS
Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company) is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States. The Company focuses its operations on domestic, intra-city fiber optic networks in clusters of the 15 largest cities throughout the United States based on population. The Company operates high-bandwidth fiber optic communications networks in the New York metropolitan area, the greater Philadelphia area and parts of the Dallas Metroplex. Within the next quarter, the Company expects to operate a similar network in Washington D.C. The Company has also begun engineering and constructing networks in Chicago, San Francisco and Boston, and within the next two years the Company also plans to complete an expansion into four additional markets including Los Angeles, Seattle, Houston and Atlanta. The Company expects that its domestic intra-city networks will ultimately encompass approximately 810,000 fiber miles, covering approximately 1,896 route miles. Fiber miles means the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles. Route miles means the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable.

The Company has also built or obtained inter-city fiber optic capacity that links certain of its intra-city networks. The Company built a 250 route-mile network from New York to Washington D.C., which was put into operation at the end of the first quarter of 1999. When complete, as currently planned, this network will cover approximately 180,000 net fiber miles. The Company has also obtained rights for fiber optic capacity with other facilities-providers, obtained fiber optic capacity linking New York to Chicago, New York to Boston, Chicago to Seattle and Seattle to Portland and plans to construct intra-city networks in all of these metropolitan areas except Portland.

In addition, the Company has entered into a joint venture with a U.K. telecommunications company to connect its New York network to London. The Company has also formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

The Company expects that the entire network when completed, as currently planned, will ultimately consist of approximately 1.1 million fiber miles covering approximately 8,930 route miles.

BASIS OF PRESENTATION
The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company and accompanying Notes for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made. Certain balances have been reclassified to conform to the current period presentation.

STOCK SPLITS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. In addition, on December 22, 1998, the Company completed another two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on December 8, 1998. The accompanying financial statements give retroactive effect to the above stock dividends.

The Company recently announced a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on May 3, 1999. As this transaction requires an increase in the authorized capital of the Company's capital stock, which is to be voted on as part of the Company's annual meeting to be held on May 18, 1999, the accompanying financial statements do not reflect this stock dividend. (See note 9.)

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

FOREIGN CURRENCY TRANSLATION
For translation of the financial statements of its newly formed German operations, the Company has determined that the local currency is the functional currency. Assets and liabilities of foreign operations are translated at the period-end exchange rates and income statement accounts are translated at average exchange rates for the period. The resulting adjustments are made directly to the Cumulative Translation Adjustment component of Stockholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing on the transaction date.

COMPREHENSIVE INCOME
In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130") Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments. The comprehensive loss for the March 31, 1999 was $8.7 million as compared to $4.2 million for the comparable period in 1998.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

Fiber optic transmission network and related equipment consist of the following (in 000's):


                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
                                                       ---------   ------------
     Material-fiber optic cable . . . . . . . . . . .  $ 72,772      $ 23,436
     Engineering and layout costs . . . . . . . . . .     7,602         7,101
     Fiber optic cable installation costs . . . . . .    65,462        16,639
     Other  . . . . . . . . . . . . . . . . . . . . .    29,601         4,242
     Construction in progress . . . . . . . . . . . .   167,709       195,256
                                                       --------      --------
                                                        343,146       246,674
     Less: accumulated depreciation . . . . . . . . .    (3,416)       (2,398)
                                                       --------      --------
                                                        339,730       244,276
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

3.  INVESTMENT IN/ADVANCES TO JOINT VENTURE

The Company has a joint venture agreement with Racal Telecommunications, Inc. ("Racal") that provides broad-based transatlantic communication services between New York and London. During 1998, each party made capital contributions of $4.3 million. The Company and Racal may each be required to contribute additional capital as needed for their respective 50% interests. The Company accounts for its investment using the equity method. For the three months ended March 31, 1999, the Company recorded a $200,000 loss from the joint venture based on its 50% interest in the joint venture. As of March 31, 1998, the joint venture had not yet begun operations and accordingly there were no results of operations to be included in the Company's financial statements.

4.  ACQUISITION

On March 11, 1999, the Company acquired all the outstanding common stock of Communications System Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CSD have been included in the Company's consolidated financial statements from March 11, 1999. The purchase price has been preliminarily allocated based on estimated fair values as of the date of acquisition pending final determination of certain tangible and intangible assets.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CSD as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CSD constituted a single entity during such periods.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Three months ended March 31,
                                     1999                 1998
                                   -------              -------
     Revenue                       $21,646              $ 2,046
                                   =======              =======
     Net Income                    $(5,799)             $(4,206)
                                   =======              =======
     Earnings per share            $ (0.06)             $ (0.05)
                                   =======              =======


5.  GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million during the third quarter of 1998. Upon signing a definitive agreement, the Company provided an irrevocable standby letter of credit in the amount of approximately DM110 million (approximately $63 million) as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs. As of March 31, 1999, the Company has restricted cash of approximately $60 million to secure the irrevocable standby letter of credit.

6.    RELATED PARTY TRANSACTIONS

The Company is party to a management agreement under which the company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31 of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 1998 management fee under the agreement was $500,000 per year, payable quarterly at a rate of $125,000. The 1999 management fee under the agreement is $1,000,000 per year, payable quarterly at a rate of $250,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

7.  SETTLEMENT AGREEMENTS

In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation for which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK).

8.  NOTES PAYABLE

On November 25, 1998, the Company issued and sold $650.0 million of 10% Senior Notes due November 15, 2008. The net proceeds of the 10% Senior Notes were approximately $630.0 million, after deducting offering costs, which are included in other long-term assets. Interest on the 10% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 1999. Approximately $91.5 million of the net proceeds was utilized to purchase certain pledged securities the proceeds of which, together with interest earned on such securities, will be used to satisfy the

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's semi-annual interest obligations through May 15, 2000. The 10% Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after November 15, 2003, at specified redemption prices. In addition, prior to November 15, 2001, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10% Senior Notes at specified redemption prices.

The indenture pursuant to which the 10% Senior Notes are issued contains certain covenants that, among other matters, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create liens, enter into transactions with affiliates, sell assets, and enter into mergers and consolidations.

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

9.  EQUITY TRANSACTIONS

STOCK SPLITS
As discussed in Note 1, on August 28, 1998, the Company completed a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. In addition, on December 22, 1998, the Company completed another two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on December 8, 1998. All share and per share amounts presented herein give retroactive effect to the stock dividend. As of March 31, 1999, adjusted for the effect of the stock dividends, the Company had 77,826,138 Class A common shares outstanding and 16,884,636 Class B common shares outstanding.


The Company recently announced a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on May 3, 1999. As this transaction requires an increase in the authorized capital of the Company's capital stock, which is to be voted on as part of the Company's annual meeting to be held on May 18, 1999, the accompanying financial statements do not reflect this stock dividend.


STOCK WARRANTS

(a) On December 13, 1996, the Company issued and sold to a private investor, for an aggregate cash consideration of $2,025,000, (i) 600,000 shares of 10% cumulative convertible preferred stock (the "Series A preferred stock") bearing dividends at a rate of $.34 per share per annum, (ii) warrants to purchase 456,300 shares of Class A common stock at an exercise price of $1.24 per share and (iii) a contingent stock subscription warrant to purchase a number of shares of Class A common stock (such number to be determined based on certain future events) at an exercise price of $0.01 per share. In connection with the investment in the Company by Metromedia Company, the private investor allowed the Series A preferred stock and the contingent warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A preferred stock) and the number of shares underlying the private investor's warrants to be increased from 456,300 to 912,600. In January 1998, the private investor made a cashless exercise of all its

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      warrants and the number of its shares issuable upon exercise was reduced by the number of shares at the closing on the day of exercise having a value equal to the aggregate exercise price. Accordingly, the Company issued the private investor 691,060 shares of Class A common stock for all its warrants.

(b) In April 1995, the Company entered into a loan agreement with a customer for $500,000 bearing interest at 11% per annum. In July 1997, the note was repaid in full. In connection with this loan, the Company issued the customer a warrant entitling the holder to purchase a total of 2,676,668 shares of the Company's common stock. In February 1997, this warrant was exchanged for a new warrant to purchase 1,825,200 shares of the Company's common stock at $1.21 per share. In February 1999, in accordance with an anti-dilution provision in the warrant, the Company increased the warrant to purchase an additional 165,941 shares of the Company's common stock at $1.11 per share and repriced the existing warrant to the same $1.11 per share. As of March 31, 1999, none of the warrants have been exercised. The warrant expires on February 13, 2000.


10.  CONTINGENCIES

(a) On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida, Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon in the United States District Court for the Southern District of New York, No. 97 CIV 7751(JGK). On or about May 29, 1998, Vento & Company filed an amended complaint. In its complaint, as amended, Vento & Company alleges four causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of the Company's Class A Common Stock to Mr. Sahagen and some of the defendants on January 13, 1997. The four causes of action include:

      (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act;

      (ii)  fraud and fraudulent concealment;

      (iii) breach of fiduciary duty; and

      (iv)  negligent misrepresentation and omission.

     On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount, which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento & Company's amended complaint. On or about March 17, 1999 the defendant's motions to dismiss were denied in part. The Company has filed an answer to the amended complaint and have raised affirmative defenses.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses.

The Company intends to vigorously defend both these actions because the Company believes that it acted appropriately in connection with the matters at issue in these two cases. However, the Company cannot assure you that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, an award of the magnitude being sought in the Vento & Company litigation would have a material adverse effect on our financial condition or results of operations.

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually, or in the aggregate, including the Vento & Company litigation and the Contardi litigation, will have a material adverse effect on our financial condition or results of operations, although the Company can make no assurances in this regard.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended December 31, 1998. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

      o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

      o increased competition in the telecommunications industry; industry capacity; general risks of the telecommunications industries;

      o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

      o     availability, terms and deployment of capital;

      o construction schedules; costs and other effects of legal and administrative proceedings;

      o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

      o     development risks; risks relating to the availability of financing;
            and

      o     other factors referenced in this Report and the Form 10-K.

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

BACKGROUND

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States. We focus our operations on domestic, intra-city fiber optic networks in clusters of the 15 largest cities throughout the United States based on population. We currently operate high-bandwidth fiber optic communications networks in the New York metropolitan area, the greater Philadelphia area and parts of the Dallas Metroplex. Within the next quarter, we expect to operate a similar network in Washington D.C. We have also begun engineering and constructing networks in Chicago, San Francisco and Boston and within the next two years we also plan to complete an expansion into four additional markets including Los Angeles, Seattle, Houston and Atlanta. We expect that our domestic intra-city networks will ultimately encompass approximately 810,000 fiber miles, covering approximately 1,896 route miles. Fiber miles means the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles. Route miles means the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable.

We have also built or obtained inter-city fiber optic capacity that links certain of its intra-city networks. We built a 250 route-mile network from New York to Washington D.C., which was put into operation at the end of the first quarter of 1999. When complete, as currently planned, this network will cover approximately 180,000 net fiber miles. We have also obtained rights for fiber optic capacity with other facilities-providers, obtained fiber optic capacity linking New York to Chicago, New York to Boston, Chicago to Seattle and Seattle to Portland and plan to construct intra-city networks in all of these metropolitan areas except Portland.

In addition, we have entered into a joint venture with a U.K. telecommunications company to connect its New York network to London. We have also formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

We expect that the entire network when completed, as currently planned, will ultimately consist of approximately 1.1 million fiber miles covering approximately 8,930 route miles.

STOCK SPLIT
On August 28, 1998, we completed a two-for-one stock split of our Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. In addition, on December 22, 1998, we completed another two-for-one stock split of our Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on December 8, 1998. All share and per share amounts presented herein give retroactive effect to the stock dividends. As of March 31, 1999, adjusted for the effect of the stock dividends, we had 77,826,138 Class A common shares outstanding and 16,884,636 Class B common shares outstanding.

We recently announced another two-for -one stock split of the our Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on May 3, 1999. However, this transaction requires an increase in the authorized capital of our capital stock at the annual meeting, which is scheduled to be held on May 18, 1999. Accordingly, the accompanying financial statements do not reflect this future stock dividend.


RESULTS OF OPERATIONS

REVENUES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

Revenues for the first quarter of 1999 were $18.4 million or 982% greater than revenues of $1.7 million for the first quarter of 1998. This increase for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to grants of indefeasible rights of use to portions of our network and sales of portions of our network through joint-build agreements.

COST OF SALES
Cost of sales was $8.3 million in the first quarter of 1999, a 592% increase over cost of sales of $1.2 million for the first quarter of 1998. Cost of sales increased, for the three months ended March 31, 1999 as compared to the same period in 1998, due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of our network in service and the allocated costs of the network related to revenue recognized for sales of indefeasible rights of use to portions of our network. Cost of sales as percentages of revenue for the first quarters of 1999 and 1998 were 45% and 71%, respectively, declining as a result of the significant increase in the number of customers and revenues associated with those customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $6.1 million during the first quarter of 1999, from $2.7 million during the first quarter of 1998, an increase of $3.4 million, or 126%. The increase in selling, general and administrative expenses, for the three-month period ended March 31, 1999 versus the three-month period ended March 31, 1998, resulted primarily from increased overhead to accommodate our network expansion. As a percentage of revenue, selling, general and administrative expenses decreased to 33% of revenue for the three months ended March 31, 1999, from 159% for the comparable period in 1998.

SETTLEMENT AGREEMENT
We recorded $3.4 million for a settlement agreement in the three months ended March 31, 1998. The amount represented the expense associated with the issuance of stock options and payment of cash related to a settlement agreement.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $1.2 million during the three months ended March 31, 1999 versus $0.2 million during the three months ended March 31, 1998, an increase of $1.0 million, or 500%. The increase in depreciation and amortization expense resulted from increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS
For the three months ended March 31, 1999 we attained income from operations of $2.9 million, an $8.8 million improvement over the $5.9 million loss from operations reported for the three months ended March 31, 1998. The improvement in income from operations was attributable to the increase in revenue as well as a reduction, as a percentage of sales, in cost of goods sold, selling, general, and administrative expenses and depreciation. In addition, the 1998 amount included the settlement agreement, mentioned above.

INTEREST INCOME
Interest income was $7.4 million during the three months ended March 31, 1999 as compared to $1.7 million during the comparable 1998 period, an increase of $5.7 million, or 335%. Interest income increased in the period as a result of the investment of our excess cash received as proceeds from the issuance and sale of our 10% senior notes in November 1998.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

INTEREST EXPENSE (NET)
Interest expense increased in the three months ended March 31, 1999 to $15.9 million versus $7,000 for the three months ended March 31, 1998. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in November 1998.

LOSS FROM JOINT VENTURE
For the three months ended March 31, 1999, we recorded a $200,000 loss from the joint venture based on its 50% interest in the joint venture. As of March 31, 1998, the joint venture had not yet begun operations and accordingly there were no results of operations to be included in our financial statements

NET LOSS
We had net loss of $5.8 million for the three months ended March 31, 1999, versus a net loss of $4.2 million for the comparable period of 1998. For the three months ended March 31, 1999, basic net loss per share was $0.06 versus a basic net loss per share of $0.05 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On November 3, 1997, our initial public offering of 36,432,000 shares of Class A Common Stock generated net proceeds of $133.9 million, after deducting the underwriters' commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% senior notes which generated net proceeds of $630.0 million, after deducting the underwriters' commission and related expenses.

For the three months ended March 31, 1999, our operating activities generated $10.0 million of cash, compared with $10.0 million during the comparable period in 1998. For the three months ended March 31, 1999, we used $149.0 million of cash for investing activities as compared to $16.4 million for the same period in 1998. This increase was due primarily to investments in the expansion of our networks and related construction in progress, the restriction of cash as security for a letter of credit in connection with our German network build, and the acquisition of Communication Systems Development, Inc. For 1999, we made net payments of $14.7 million of cash from financing activities, compared to no activity in 1998, which was primarily attributable to the payment of Communication Systems Development, Inc.'s pre-acquisition debt.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

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

We have developed a questionnaire and project plan to be completed by our systems and operating personnel to identify all business and computer applications so that we can identify potential compliance problems. We have initiated communications with our significant customers, suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in their business with us. We have begun to compile a database of information based upon these responses, which we expect to complete during the third quarter of 1999. To the extent problems are identified, we will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. We expect to complete this project prior to January 1, 2000.

Based on preliminary data, our estimate is that the Year 2000 effort will have a nominal cost impact, although we can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. We expect to make some of the necessary modifications through our ongoing investment in system upgrades. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1997.

As of March 31, 1999, we had incurred nominal consulting costs in respect of our Year 2000 conversion effort. We have not deferred any other information systems projects due to the Year 2000 efforts. We expect that the source of funds for Year 2000 costs will be cash on hand. Accordingly, we are devoting the necessary resources to resolve all significant Year 2000 issues.

If our customers, suppliers, contractors or major systems developers are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on our results of operations and financial condition could result.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on our outstanding debt, we are subject to other types of risk such as the collectibility of its accounts receivables and fluctuation of foreign

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

currency. Our principal long term obligation is its $650 million 10% Senior Notes. The fair value of the long-term debt at March 31, 1999 was approximately $650 million. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by 6.5 million and a decrease in the fair value of the Company's long term obligation by 6.5 million respectively.

We have also purchased a portfolio of U.S. government securities, which mature at dates sufficient to provide for payment, in full, of interest on the Company's $650 million 10% Senior Notes through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates its carrying value.

Additionally, we have restricted cash invested in German certificates of deposits, which have been used to secure a DM110 million irrevocable standby letter of credit for our German network build. The fair value of the restricted cash approximates its carrying value.

The Company has $416 million in cash and cash and equivalents at March 31, 1999. To the extent the Company's cash and cash equivalents exceed its short-term funding requirements the Company may invest its excess cash and cash equivalents on longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a) In March 1998, we entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation for which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK).

(b) On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against Metromedia Fiber Network, Inc., Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida, Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon in the United States District Court for the Southern District of New York, No. 97 CIV 7751(JGK). On or about May 29, 1998, Vento & Company filed an amended complaint. In its complaint, as amended, Vento & Company alleges four causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of our Class A Common Stock to Mr. Sahagen and some of the defendants on January 13, 1997. The four causes of action include:

      (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act;

      (ii)  fraud and fraudulent concealment;

      (iii) breach of fiduciary duty; and

      (iv)  negligent misrepresentation and omission.

     On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen
     A. Garofalo, have moved to dismiss Vento & Company's amended complaint. . On or about March 17, 1999 the defendant's motion to dismiss were denied in part. We have filed an answer to the amended complaint and have raised affirmative defenses.

(c) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed and does not take into account the stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses.

We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

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

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits

         EXHIBIT #

         27         Financial Data Schedule for the period ended March 31, 1999.

A)    Reports on Form 8-K

         None.

SIGNATURE


Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           METROMEDIA FIBER NETWORK, INC.
                                 (Registrant)

                                 By:     /s/ Gerard Benedetto
                                    --------------------------------------------
                                 Gerard Benedetto
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                 May 12, 1999