Form 10-Q/A
period 1999-03-31
METROMEDIA FIBER NETWORK INC
filed 1999-05-12
CIK 1043533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q/A
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q/A
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
                                                                            ==========      ========


                             SEE ACCOMPANYING NOTES

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                                1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (5,814)     $ (4,247)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . . . .        1,195           209
       Amortization of deferred financing costs . . . . . . . . . . . . .          500            --
       Options issued for settlement agreement. . . . . . . . . . . . . .           --         3,000
       Stocks, options and warrants issued for services . . . . . . . . .           --            91
       Loss from joint venture. . . . . . . . . . . . . . . . . . . . . .          200            --
CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .      (14,901)         (887)
       Accounts payable and accrued liabilities . . . . . . . . . . . . .       24,497           358
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .        1,937        11,840
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,417          (407)
                                                                            ----------      --------
     Net cash provided by operating activities. . . . . . . . . . . . . .       10,031         9,957
                                                                            ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on fiber optic transmission
 network and related equipment. . . . . . . . . . . . . . . . . . . . . .      (60,133)      (15,420)
Restricted cash secured by letter of credit . . . . . . . . . . . . . . .      (63,313)           --
Investment in / advances to joint venture . . . . . . . . . . . . . . . .           --          (390)
Capital expenditures on property and equipment. . . . . . . . . . . . . .         (647)         (580)
Business acquisition (net of cash acquired) . . . . . . . . . . . . . . .      (24,966)
                                                                            ----------      --------
  Net cash used in investing activities . . . . . . . . . . . . . . . . .     (149,059)      (16,390)
                                                                            ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . .          317            --
Payments of business acquisition's pre-acquisition debt . . . . . . . . .      (15,028)           --
                                                                            ----------      --------
  Net cash used in financing activities . . . . . . . . . . . . . . . . .      (14,711)           --
                                                                            ----------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .     (153,739)       (6,433)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD . . . . . . . . . . . . . .      569,319       138,846
                                                                            ----------      --------
CASH AND CASH EQUIVALENTS-END OF PERIOD . . . . . . . . . . . . . . . . .   $  415,580      $132,413
                                                                            ==========      ========
Supplemental information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      457      $      7
                                                                            ==========      ========
   Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,552      $     --
                                                                            ==========      ========
Supplemental disclosure of significant non-cash investing activities:
   Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . .   $      148      $ 19,066
                                                                            ==========      ========
   Accrued capital expenditures . . . . . . . . . . . . . . . . . . . . .   $   11,716      $ 12,440
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

     On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount, which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest.
     Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento & Company's amended complaint. On or about March 17, 1999 the defendant's motions to dismiss were denied in part and granted in part. The Company has filed an answer to the amended complaint and has raised affirmative defenses.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      about November 14, 1996, and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses.

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


11. SUBSEQUENT EVENTS

    The Company has entered into letters of intent for several major agreements with BCT.TELUS Communications Inc., providing the Company, through a Canadian subsidiary, with access to Canada's telecommunications marketplace. The first agreement will enable the Company to extend its network into Toronto, Canada. Under the additional agreements, the Company will lease dark fiber to BCT.TELUS on a transcontinental route received under a separate swap agreement. BCT.TELUS will agree to light and operate the fiber and provide the Company with the capability to extend connectivity between customer locations in the United States and Canada. In Toronto, the Company will obtain a high-density fiber optic network which, when complete, will extend throughout the greater Toronto metropolitan area, covering more than 118 route kilometers. The transactions are contingent upon completion and execution of definitive agreements.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q/A about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended December 31, 1998. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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

We have also built or obtained inter-city fiber optic capacity that links certain of our intra-city networks. We built a 250 route-mile network from New York to Washington D.C., which was put into operation at the end of the first quarter of 1999. When complete, as currently planned, this network will cover approximately 180,000 net fiber miles. We have also obtained rights for fiber optic capacity with other facilities-providers, obtained fiber optic capacity linking New York to Chicago, New York to Boston, Chicago to Seattle and Seattle to Portland and plan to construct intra-city networks in all of these metropolitan areas except Portland.

In addition, we have entered into a joint venture with a U.K. telecommunications company to connect our New York network to London. We have also formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtain certain additional fiber optic capacity in Western Europe.

We have entered into letters of intent for several major agreements with BCT.TELUS Communications Inc., providing us, through a Canadian subsidiary, with access to Canada's telecommunications marketplace. The first agreement will enable us to extend the network into Toronto, Canada. Under the additional agreements, we will lease dark fiber to BCT.TELUS on a transcontinental route received under a separate swap agreement. BCT.TELUS will agree to light and operate the fiber and provide us with the capability to extend connectivity between customer locations in the United States and Canada. In Toronto, we will obtain a high-density fiber optic network which, when complete, will extend throughout the greater Toronto metropolitan area, covering more than 118 route kilometers. The transactions are contingent upon completion and execution of definitive agreements.


We expect that the entire network when completed, as currently planned without giving effect to the Canadian agreements discussed above, will ultimately consist of approximately 1.1 million fiber miles covering approximately 8,930 route miles.

STOCK SPLITS
On August 28, 1998, we completed a two-for-one stock split of our Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on August 7, 1998. In addition, on December 22, 1998, we completed another two-for-one stock split of our Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record as of the close of business on December 8, 1998. All share and per share amounts presented herein give retroactive effect to the stock dividends. As of March 31, 1999, adjusted for the effect of the stock dividends, we had 77,826,138 Class A common shares outstanding and 16,884,636 Class B common shares outstanding.

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

LOSS FROM JOINT VENTURE
For the three months ended March 31, 1999, we recorded a $200,000 loss from the joint venture based on our 50% interest in the joint venture. As of March 31, 1998, the joint venture had not yet begun operations and accordingly there were no results of operations to be included in our financial statements

NET LOSS
We had net loss of $5.8 million for the three months ended March 31, 1999, versus a net loss of $4.2 million for the comparable period of 1998. For the three months ended March 31, 1999, basic net loss per share was $0.06 versus a basic net loss per share of $0.05 for the three months ended March 31, 1998.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables and fluctuation of foreign

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

currency. Our principal long term obligation is our $650 million 10% Senior Notes. The fair value of the long-term debt at March 31, 1999 was approximately $650 million. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by 6.5 million and a decrease in the fair value of the Company's long term obligation by 6.5 million respectively.

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

     On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen
     A. Garofalo, have moved to dismiss Vento & Company's amended complaint.
     On or about March 17, 1999 the defendant's motion to dismiss were denied in part and granted in part. We have filed an answer to the amended complaint and have raised affirmative defenses.

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