Form 10-Q
period 1999-06-30
METROMEDIA FIBER NETWORK INC
filed 1999-08-12
CIK 1043533

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

                  For the quarterly period ended June 30, 1999

                                       or

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

The number of shares outstanding of the registrant's common stock as of August 10, 1999 was:

                     Class                  Number of Shares
                     -----                  ----------------
                       A                       156,293,412
                       B                        33,769,272

================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


    ITEM NO.      DESCRIPTION                                                                                PAGE

                         PART I - FINANCIAL INFORMATION
    Item 1.       Financial Statements

                  Consolidated Statements of Operations for the Three- and Six-Month
                  Periods Ended June 30, 1999 and 1998 .....................................................  1

                  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ....................  2

                  Consolidated Statements of Cash Flows for the Six-Month Periods Ended
                  June 30, 1999 and 1998 ...................................................................  3

                  Notes to Consolidated Financial Statements ...............................................  4

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ............................................................................  12

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk ...............................  17


                           PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings ........................................................................  17

    Item 2.       Changes in Securities and Use of Proceeds ................................................  19

    Item 3.       Defaults Upon Senior Securities ..........................................................  19

    Item 4.       Submission of Matters to a Vote of Security Holders ......................................  19

    Item 5.       Other Information ........................................................................  20

    Item 6.       Exhibits and Reports on Form 8-K .........................................................  20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                               -------------------------       -------------------------
                                                                  1999            1998            1999            1998
                                                               ---------       ---------       ---------       ---------
Revenue ........................................                 $20,294       $   7,407       $  38,673       $   9,133

Expenses:
 Cost of sales .................................                   6,561           3,319          14,819           4,553
 Selling, general and administrative ...........                   7,713           3,183          13,786           5,914
 Consulting and employment incentives ..........                    --               103            --               195
 Settlement agreement ..........................                    --              --              --             3,400
 Depreciation and amortization .................                   3,863             230           5,058             440
                                                               ---------       ---------       ---------       ---------
Income (loss) from operations ..................                   2,157             572           5,010          (5,369)
Other income (expenses):
 Interest income ...............................                   6,075           1,875          13,512           3,576
 Interest expense ..............................                 (14,503)             (6)        (30,407)            (12)
 Loss from joint venture .......................                    (193)           (251)           (393)           (251)
                                                               ---------       ---------       ---------       ---------
Net income (loss) ..............................               $  (6,464)      $   2,190       $ (12,278)      $  (2,056)
                                                               =========       =========       =========       =========

Net income (loss) per share, basic .............               $   (0.03)      $    0.01       $   (0.06)      $   (0.01)
                                                               =========       =========       =========       =========

Net income (loss) per share, diluted ...........                   N/A         $    0.01           N/A             N/A
                                                               =========       =========       =========       =========

Weighted average number of shares
 outstanding, basic ............................                 189,667         186,516         189,098         185,616
                                                               =========       =========       =========       =========

Weighted average number of shares
 outstanding, diluted ..........................                   N/A           217,216          N/A             N/A
                                                               =========       =========       =========       =========

                             See accompanying notes

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                JUNE 30,        DECEMBER 31,
                                                                  1999             1998
                                                               -----------       ---------
                                                               (UNAUDITED)
                          ASSETS
Current assets:
  Cash and cash equivalents .............................      $   341,897       $ 569,319
  Marketable securities .................................           19,716            --
  Pledged securities, current portion ...................           63,142          61,384
  Accounts receivable ...................................           86,258          30,910
  Prepaid expenses and other current assets .............            2,761           2,210
                                                               -----------       ---------
    Total current assets ................................          513,774         663,823
Fiber optic transmission network and
  related equipment, net ................................          417,803         244,276
Property and equipment, net .............................            3,909           2,716
Pledged securities ......................................             --            30,512
Restricted cash .........................................           51,920            --
Investment in/advances to joint venture .................            6,763           4,156
Other assets ............................................           40,525          28,934
                                                               -----------       ---------
    Total assets ........................................      $ 1,034,694       $ 974,417
                                                               ===========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................      $     7,276       $   6,106
  Accrued liabilities ...................................          134,736          96,512
  Deferred revenue, current portion .....................            8,106           8,100
  Capital lease obligations, current portion ............               55              55
                                                               -----------       ---------
      Total current liabilities .........................          150,173         110,773

Senior notes payable ....................................          650,000         650,000
Capital lease obligations ...............................           23,202          22,675
Deferred revenue ........................................           68,530          33,455

Commitments and contingencies (see notes)
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
    authorized; none issued and outstanding .............             --              --
  Class A common stock, $.01 par value; 2,404,031,240
    shares authorized; 156,293,412 and 155,210,220 shares
    issued and outstanding, respectively ................            1,563           1,552
  Class B common stock, $.01 par value; 522,254,782
    shares authorized; 33,769,272 shares
    issued and outstanding ..............................              338             338
   Additional paid-in capital ...........................          200,370         197,861
   Accumulated deficit ..................................          (54,515)        (42,237)
   Cumulative comprehensive loss ........................           (4,967)           --
                                                               -----------       ---------
       Total stockholders' equity .......................          142,789         157,514
                                                               -----------       ---------
       Total liabilities and stockholders' equity .......      $ 1,034,694       $ 974,417
                                                               ===========       =========

                             See accompanying notes

                 Metromedia Fiber Network, Inc. & Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
                                   (in 000's)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          -------------------------
                                                                             1999           1998
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................      $ (12,278)      $  (2,056)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization ..................................          5,057             440
    Amortization of deferred financing costs .......................          1,000            --
    Options issued for settlement agreement ........................           --             3,000
    Stocks, options and warrants issued for services ...............            395             195
    Loss from joint venture ........................................            393             251
CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable ............................................        (48,985)         (6,676)
    Accounts payable and accrued liabilities........................         37,990           1,532
    Deferred revenue ...............................................         35,081          16,802
    Other ..........................................................          2,391            (149)
                                                                          ---------       ---------
    Net cash provided by operating activities ......................         21,044          13,339
                                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities ..................................        (19,716)           --
Capital expenditures on fiber optic transmission
  network and related equipment ....................................       (122,823)        (28,779)
Restricted cash secured by letter of credit ........................        (63,313)           --
Investment in / advances to joint venture ..........................         (3,000)         (2,745)
Capital expenditures on property and equiptment ....................         (1,676)           (770)
Business acquisition (net of cash acquired) ........................        (24,966)           --
                                                                          ---------       ---------
    Net cash used in investing activities ..........................       (235,494)        (32,294)
                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .............................          2,056             754
Payments of business acquisition's pre-acquisition's debt ..........        (15,028)           --
                                                                          ---------       ---------
    Net cash used in financing activities ..........................        (12,972)            754
                                                                          ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............       (227,422)        (18,201)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ......................        569,319         138,846
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS-END OF PERIOD ............................      $ 341,897       $ 120,645
                                                                          =========       =========
Supplemental information:
    Interest paid ..................................................      $  31,152       $      12
                                                                          =========       =========
    Income taxes paid ..............................................      $   2,736       $     473
                                                                          =========       =========
    Interest capitalized ...........................................      $   3,072       $       -
                                                                          =========       =========
Supplemental disclosure of significant non-cash investing activites:
    Capital lease obligations ......................................      $     527       $  19,401
                                                                          =========       =========
    Accrued capital expenditures ...................................      $  30,092       $  20,543
                                                                          =========       =========

                             See accompanying notes

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LINE OF BUSINESS

Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company") is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. The Company focuses its operations on domestic, intra-city fiber optic networks in clusters of the 15 largest cities throughout the United States based on population. The Company leases or otherwise makes available for use its broadband communications infrastructure to two main customer groups: communications carriers and corporate/government customers located in selected top 15 cities in the United States based on population. The Company currently operates high-bandwidth fiber optic communications networks in the New York metropolitan area, the greater Philadelphia area and parts of the Dallas Metroplex, Washington D.C. and Chicago areas. The Company has also begun engineering and constructing networks in Boston, Los Angeles, Seattle, Houston and Atlanta. The Company expects that its domestic intra-city networks will ultimately encompass approximately 810,000 fiber miles, covering approximately 1,896 route miles. Fiber miles means the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles. Route miles means the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable.

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

In addition, the Company has entered into a joint venture with a U.K. telecommunications company to connect its New York network to London. The Company has also formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtained certain additional fiber optic capacity in Western Europe. In addition, the Company plans to engineer and construct networks in the European cities of London, Amsterdam, Frankfurt, Stuttgart, and Cologne.

The Company has entered into letters of intent with a Canadian telecommunications company, providing the Company with access to intra-city fiber optic network facilities in Toronto, Canada.

The Company expects that the entire network when completed, as currently planned, will ultimately consist of approximately 1.2 million fiber miles covering approximately 9,250 route miles.

On June 22, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with AboveNet Communications, Inc. Pursuant to the Merger Agreement, each share of AboveNet common stock will convert into the right to receive 1.175 shares of the Company's class A common stock. Following consummation of the merger, AboveNet will become a wholly-owned subsidiary of the Company. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK SPLITS
On August 28, 1998, December 22, 1998 and May 19, 1999, the Company completed two-for-one stock splits of the Company's class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates.

RECOGNITION OF REVENUE
The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. In addition, the Company occasionally enters into sales of portions of its network. For those sales occurring prior to completion of the portion of the network, the Company recognizes revenue using the percentage of completion method. Under the percentage of completion method, progress is generally measured on performance milestones relating to the contract where such milestones fairly reflect the progress toward contract completion. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. If necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified. Contract costs are estimated using allocations of the total cost of constructing the specific phase of the network. Revisions to estimated profits on contracts are recognized in the period that they become known. The Company also provides installation services for its customers, and as these services typically are completed within a short time period, the Company records the revenues and related costs for these services under the completed contract method.

FOREIGN CURRENCY TRANSLATION
For translation of the financial statements of its newly formed German operations, the Company has determined that the local currency is the functional currency. Assets and liabilities of foreign operations are translated at the period-end exchange rates and income statement items are translated at average exchange rates for the period. The resulting adjustments are made directly to the Cumulative Translation Adjustment component of Stockholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing on the transaction date.

MARKETABLE SECURITIES
For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of greater than three months from the financial statement date to be marketable securities.

COMPREHENSIVE INCOME (LOSS)
In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130") Reporting Comprehensive Income (Loss). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The comprehensive loss for the three and six months ended June 30, 1999 was $8.5 million and $17.2 million, respectively, compared with comprehensive income of $2.2 million and comprehensive loss of $2.1 million, respectively, for the comparable periods in 1998.

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT
Fiber optic transmission network and related equipment consist of the following (in 000's):

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           JUNE 30,      DECEMBER 31,
                                            1999            1998
                                          ---------       ---------
Material-fiber optic cable .........      $  76,273       $  23,436
Engineering and layout costs .......          7,515           7,101
Fiber optic cable installation costs        101,714          16,639
Other ..............................         34,525           4,242
Construction in progress ...........        204,563         195,256
                                          ---------       ---------
                                            424,590         246,674
Less: accumulated depreciation .....         (6,787)         (2,398)
                                          ---------       ---------
                                            417,803         244,276
                                          =========       =========

Construction in progress includes amounts incurred in the Company's expansion of its network. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build.

3.  INVESTMENT IN/ADVANCES TO JOINT VENTURE
The Company has a joint venture agreement with Racal Telecommunications, Inc. ("Racal") that provides broad-based transatlantic communication services between New York and London. During 1998, each party made capital contributions of $4.3 million. The Company and Racal may each be required to contribute additional capital as needed for their respective 50% interests. The Company accounts for its investment using the equity method. For the three and six months ended June 30, 1999, the Company recorded losses of $193,000 and $393,000, respectively, from the joint venture based on its 50% interest in the joint venture compared with $0 and $251,000, respectively, for the comparable periods in 1998.

4.  ACQUISITION OF COMMUNICATION SYSTEMS DEVELOPMENT, INC.
On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CSD have been included in the Company's consolidated financial statements from March 11, 1999. The purchase price has been preliminarily allocated based on estimated fair values as of the date of acquisition pending final determination of certain tangible and intangible assets.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CSD as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CSD constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts.

                                         SIX MONTHS ENDED JUNE 30,
                                            1999          1998
                                          --------       -------

               Revenue .............      $ 41,940       $ 9,985
                                          ========       =======
               Net Loss ............      $(12,263)      $(1,779)
                                          ========       =======
               Loss per share, basic      $  (0.06)      $ (0.01)
                                          ========       =======

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million during the third quarter of 1998. Upon signing a definitive agreement, the Company provided irrevocable standby letters of credit in the amount of approximately DM110 million (approximately $63 million) as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs of the network. As of June 30, 1999, the Company had restricted cash of approximately $52 million to secure the remaining value of the irrevocable standby letters of credit.

6.  PROPOSED ACQUISITION OF ABOVENET COMMUNICATIONS, INC.

On June 22, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with AboveNet Communications, Inc. ("AboveNet"). Pursuant to the Merger Agreement, each share of AboveNet common stock will convert into the right to receive 1.175 shares of the Company's class A common stock. Following consummation of the merger, AboveNet will become a wholly-owned subsidiary of the Company. In connection with the execution of the Merger Agreement, the Company and AboveNet entered into an Option Agreement pursuant to which the Company was granted an option to acquire up to 19.9% of AboveNet's common stock at a price of $49.9375 per share. The transaction contemplated by the Merger Agreement, which has been approved by the board of directors of each company, is intended to be a tax-free reorganization.

Consummation of the transactions contemplated in the Merger Agreement is subject to approval of the issuance of the shares of the Company's class A common stock in the merger by the stockholders of the Company and approval of the merger by the stockholders of AboveNet and other customary closing conditions. Stockholders who control 15.7% of AboveNet's common stock have agreed to vote in favor of the merger. All of the holders of the Company's class B common stock, who control approximately 66% of the Company's voting power, have agreed to vote in favor of the issuance of the shares of the Company's class A common stock in the merger. The transactions will therefore be approved by holders of the Company's common stock at the Company's special meeting without requiring the vote of any additional Company stockholders. The Company and AboveNet mailed definitive proxy statements to their respective shareholders on August 6, 1999 and have scheduled the special meetings at which the stockholders will vote to approve the merger on September 8, 1999. The Company and AboveNet expect that the merger will be consummated immediately following the stockholder meetings.

7.  RELATED PARTY TRANSACTIONS

The Company is party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31 of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 1998 management fee under the agreement was $500,000 per year, payable quarterly at a rate of $125,000. The 1999 management fee under the agreement is $1,000,000 per year, payable quarterly at a rate of $250,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs, expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SETTLEMENT AGREEMENT

In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation for which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK).

9.  NOTES PAYABLE

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

The Company made an interest payment on May 15, 1999. As a result, the value of pledged securities to satisfy the Company's semi-annual interest obligation through May 15, 1999 was reduced to approximately $63 million.

10.  EQUITY TRANSACTIONS

AUTHORIZED CAPITAL

On May 18, 1999, the stockholders of the Company approved an amendment to its Certificate of Incorporation to increase the authorized number of shares of its capital stock to 2,946,286,022 shares consisting of (a) 2,404,031,240 shares of class A common stock, (b) 522,254,782 shares of class B common stock, and (c) 20,000,000 shares of preferred stock.

STOCK SPLITS

As discussed in Note 1, on August 28, 1998, December 22, 1998 and May 19, 1999 the Company completed two-for-one stock splits of the Company's class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates. The accompanying financial statements give retroactive effect to the stock dividends.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 1999, adjusted for the effect of the stock dividends, the Company had 156,293,412 class A common shares outstanding and 33,769,272 class B common shares outstanding.

STOCK WARRANTS

(a) On December 13, 1996, the Company issued and sold to a private investor, for an aggregate cash consideration of $2,025,000, (i) 1,200,000 shares of 10% cumulative convertible preferred stock (the "Series A preferred stock") bearing dividends at a rate of $.17 per share per annum, (ii) warrants to purchase 912,600 shares of class A common stock at an exercise price of $.62 per share and (iii) a contingent stock subscription warrant to purchase a number of shares of class A common stock (such number to be determined based on certain future events) at an exercise price of $0.01 per share. In connection with the investment in the Company by Metromedia Company, the private investor allowed the Series A preferred stock and the contingent warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A preferred stock) and the number of shares underlying the private investor's warrants to be increased from 912,600 to 1,825,200. In January 1998, the private investor made a cashless exercise of all its warrants and the number of its shares issuable upon exercise was reduced by the number of shares at the closing on the day of exercise having a value equal to the aggregate exercise price. Accordingly, the Company issued the private investor 1,382,120 shares of class A common stock for all its warrants.

(b) In April 1995, the Company entered into a loan agreement with a customer for $500,000 bearing interest at 11% per annum. In July 1997, the note was repaid in full. In connection with this loan, the Company issued the customer a warrant entitling the holder to purchase a total of 5,353,336 shares of the Company's common stock. In February 1997, this warrant was exchanged for a new warrant to purchase 3,650,400 shares of the Company's common stock at $.60 per share. In February 1999, in accordance with an anti-dilution provision in the warrant, the Company increased the warrant to include the right to purchase an additional 331,882 shares of the Company's class A common stock at $.56 per share and repriced the existing warrant to the same $.56 per share. As of March 31, 1999, none of the warrants have been exercised. The warrant expires on February 13, 2000.

11.  CONTINGENCIES

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

         On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         fourth causes of action, Vento & Company is seeking damages in an amount, which the Company cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento & Company's amended complaint. On or about March 17, 1999 the defendant's motions to dismiss were denied in part and granted in part. The Company filed an answer to the amended complaint and raised affirmative defenses.

         On or about July 1, 1999, Vento & Company filed a second amended complaint. In its complaint, as amended, Vento & Company alleges seven causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of the Company's class A common stock to Mr. Sahagen and some of the defendants on January 13, 1997, including (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty (but not against the Company); (iv) negligent misrepresentation and omission; and (v) breach of contract.

         Vento & Company is seeking, among other things, recission of the Vento & Company sale, or alternatively, damages in an amount not currently ascertainable but believed to be in excess of $460 million, together with interest thereon. Vento & Company is also seeking punitive damages in an amount not yet determined, reasonable legal fees and the costs of this action.

         The Company has filed an answer to the second amended complaint and has raised affirmative defenses. All the defendants, including the Company and its Chairman, served motions for summary judgment to dismiss the action.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares of class A common stock which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses.

         The Company intends to vigorously defend both these actions because the Company believes that it acted appropriately in connection with the matters at issue in these two cases. However, the Company cannot assure you that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, an award of the magnitude being sought in the Vento & Company litigation would have a material adverse effect on our financial condition and results of operations.

(c) On June 29, 1999, an alleged stockholder of AboveNet filed a lawsuit, captioned KAUFMAN V. TUAN, et al, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet, and the Company (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend themselves vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by the AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by the Company on July 26, 1999.

         Four other complaints, which are virtually identical to the complaint in KAUFMAN V. TUAN, have also been filed in the Delaware Court of the Chancery. None of these four complaints have been served. The four actions are captioned BROSIOUS V. TUAN, et al, Del. Ch. C.A. No. 17271NC, CHONG V. TUAN, et al, Del. Ch. C.A. No. 17281NC, EHLERT V. TUAN, et al, Del. Ch. C.A. No. 17284NC, HORN V. TUAN, et al, Del. Ch. C.A. No. 17300NC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended December 31, 1998. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

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

         o        construction schedules;

         o costs and other effects of legal, judicial and administrative proceedings;

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

BACKGROUND

We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. We focus our operations on domestic, intra-city fiber optic networks in clusters of the 15 largest cities throughout the United States based on population. We on lease or otherwise make available for use our broadband communications infrastructure to two main customer groups: communications carriers and corporate/government customers located in selected top 15 cities in the United States based on population. We currently operate high-bandwidth fiber optic communications networks in the New York metropolitan area, the greater Philadelphia area and parts of the Dallas Metroplex, Washington D.C. and Chicago areas. We have also begun engineering and constructing networks in Boston, Los Angeles, Seattle, Houston and Atlanta. We expect that our domestic intra-city networks will ultimately encompass approximately 810,000 fiber miles, covering approximately 1,896 route miles. Fiber miles means the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles. Route miles means the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable.

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

In addition, we have entered into a joint venture with a U.K. telecommunications company to connect our New York network to London. We have also formed a joint venture to construct a high-bandwidth fiber optic network connecting 13 cities in Germany and obtained certain additional fiber optic capacity in Western Europe. In addition, we plan to engineer and construct networks in the European cities of London, Amsterdam, Frankfurt, Stuttgart, and Cologne.

We have entered into letters of intent with a Canadian telecommunications company, providing us with access to intra-city fiber optic network facilities in Toronto, Canada.

The Company expects that the entire network when completed, as currently planned, will ultimately consist of approximately 1.2 million fiber miles covering approximately 9,250 route miles.

On June 22, 1999, we entered into an Agreement and Plan of Merger ("Merger Agreement") with AboveNet Communications, Inc. Pursuant to the Merger Agreement, each share of AboveNet common stock will convert into the right to receive 1.175 shares of our class A common stock. Following consummation of the merger, AboveNet will become our wholly-owned subsidiary. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations.

STOCK SPLITS

On August 28, 1998, December 22, 1998, and May 19, 1999, we completed two-for-one stock splits of our class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates.

All share and per share amounts presented herein give retroactive effect to the stock dividends. As of June 30, 1999, adjusted for the effect of the stock dividends, we had 156,293,412 class A common shares outstanding and 33,769,272 class B common shares outstanding.

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter of 1999 were $20.3 million or 174% greater than revenues of $7.4 million for the second quarter of 1998. Revenues for the six months ending June 30, 1999 were $38.7 million or 325% greater than revenues of $9.1 million for the same period in 1998. The increase for the three and six months ended June 30, 1999, compared with the three and six months ended June 30, 1998, reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to capital leases to portions of our network and sales of portions of our network through joint-build agreements.

COST OF SALES

Cost of sales was $6.6 million in the second quarter of 1999, a 100% increase over cost of sales of $3.3 million for the second quarter of 1998. Cost of sales increased, for the six months ended June 30, 1999 compared with the same period in 1998, due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of our network in service and the allocated costs of the network related to revenue recognized for sales-type leases to portions of our network. Cost of sales as percentages of revenue for the second quarter of 1999 and 1998 were 32% and 45%, respectively, declining as a result of the significant increase in the number of customers and revenues associated with those customers, coupled with a slower growth in costs associated with these revenues.

Cost of sales was $14.8 million in the six months ending June 30, 1999, a 222% increase over cost of sales of $4.6 million for the first six months of 1998. Cost of sales increased for the six months ended June 30, 1999 compared with the same period in 1998 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the build-out of our network. Costs of sales as percentages of revenue for the first six months of 1999 and 1998 were 38% and 51% respectively, declining as a result of the significant increase in the number of customers and revenues associated with those customers, coupled with a slower growth in costs associated with these revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $7.7 million during the second quarter of 1999, from $3.2 million during the second quarter of 1998, an increase of $4.5 million, or 141%. Selling, general and administrative expenses increased to $13.8 million during the six months of 1999 from $5.9 million during the six months of 1998, an increase of $7.9 million, or 134%. The increase in selling, general and administrative expenses, for the three and six-month periods ended June 30, 1999 versus the three and six-month periods ended June 30, 1998, resulted primarily from increased overhead to accommodate our network expansion. As a percentage of revenue, selling, general and administrative expenses decreased to 38% of revenue for the three months ended June 30, 1999, from 43% for the comparable period in 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 36% of revenue for the six months ended June 30, 1999, from 65% for the comparable period in 1998.

SETTLEMENT AGREEMENT

We recorded $3.4 million for a settlement agreement in the three months ended March 31, 1998. The amount represented the expense associated with the issuance of stock options and payment of cash related to a settlement agreement.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $3.9 million for the three months ended June 30, 1999 versus $0.2 million during the three months ended June 30, 1998, an increase of $3.7 million. Depreciation and amortization of $5.1 million was recorded during the six months ended June 30, 1999 versus $0.4 million during the six months ended June 30, 1998, an increase of $4.7 million. The increase in depreciation and amortization expense resulted from increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS

For the three months ended June 30, 1999, we attained income from operations of $2.2 million, a $1.6 million, or a 267%, improvement over the $0.6 million income from operations reported for the three months ended June 30, 1998. For the six months ended June 30, 1999, income from operations was $5.0 million, a $10.4 million improvement over the $5.4 million loss for the comparable period in 1998. The improvement in income from operations was attributable to the increase in revenue as well as a reduction, as a percentage of sales, in cost of goods sold, selling, general and administrative expenses and depreciation. In addition, the 1998 amount included the settlement agreement, mentioned above.

INTEREST INCOME

Interest income was $6.1 million during the three months ended June 30, 1999 compared with $1.9 million during the comparable 1998 period, an increase of $4.2 million, or 221%. Interest income was $13.5 million during the six months ended June 30, 1999 compared with $3.6 million during the comparable 1998 period, an increase of $9.9 million or 275%. Interest income increased in the period as a result of the investment of our excess cash received as proceeds from the issuance and sale of our 10% senior notes in November 1998.

INTEREST EXPENSE (NET)

Interest expense increased in the three months ended June 30, 1999 to $14.5 million versus $6,000 for the three months ended June 30, 1998. Interest expense increased for the six months ended June 30, 1999 to $30.4 million compared with $12,000 during the same period of 1998. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in November 1998.

LOSS FROM JOINT VENTURE

For the three months ended June 30, 1999, we recorded a $0.2 million loss from the joint venture based on our 50% interest in the joint venture. For the six months ended June 30, 1999 we recorded a $0.4 million loss from the joint venture compared with a $0.3 million loss for the six months ended June 30, 1998.

NET LOSS

We had a net loss of $6.5 million for the three months ended June 30, 1999, versus a net income of $2.2 million for the comparable period of 1998. For the three months ended June 30, 1999, the basic net loss per share was $0.03 versus a basic and fully dilutive net income per share of $0.01 for the three months ended June 30, 1998.

We had net loss of $12.3 million for the six months ended June 30, 1999, versus a net loss of $2.1 million for the comparable period of 1998. For the six months ended June 30, 1999 and 1998, the basic net loss per share, after the stock split, was $0.06 and $0.01, respectively. The net losses were primarily attributable to the increase in net interest expense related to the issuance and sale of our 10% senior notes in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

On November 3, 1997, our initial public offering of 72,864,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriters' commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% senior notes which generated net proceeds of $630.0 million, after deducting the underwriters' commission and related expenses.

For the six months ended June 30, 1999, our operating activities generated
$21.0 million of cash, compared with $13.3 million during the comparable period in 1998. For the six months ended June 30, 1999, we used $235.5 million of cash for investing activities compared with $32.3 million for the same period in 1998. This increase was due primarily to investments in the expansion of our networks and related construction in progress, the restriction of cash as security for letters of credit in connection with our German network build, and the acquisition of Communication Systems Development, Inc. For 1999, we made net payments of $13.0 million of cash from financing activities, compared to $0.8 million of net proceeds from the issuance of common stock in 1998, which was primarily attributable to the payment of Communication Systems Development, Inc.'s pre-acquisition debt.

We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks and market our services to an expanding customer base. We anticipate spending approximately $300 million for the year ending December 31, 1999 and approximately $200 million for the year ending December 31, 2000 on the build-out of our fiber optic networks in 17 cities in the United States and Europe. We believe that the net proceeds from the issuance and sale of $650.0 million of 10% Senior Notes in November 1998, other cash on hand, certain vendor financing and cash generated in 1999 and 2000 (including advance customer payments), will be sufficient to fund the planned build-out of our fiber optic networks and our other working capital needs through the year ended December 31, 2000. The indenture for the notes permits us to incur additional indebtedness to finance the construction of our networks. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into senior credit facilities and other financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing on acceptable terms or at all.

In addition to the above, the merger agreement with AboveNet will cause us to record approximately $1.5 billion in goodwill and other intangible assets, to be amortized over periods up to twenty years. Accordingly, we expect to continue experiencing net operating losses and negative cash flows for the foreseeable future.

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

As of June 30, 1999, we had incurred nominal consulting costs in respect of our Year 2000 conversion effort. We have not deferred any other information systems projects due to the Year 2000 efforts. We expect that the source of funds for Year 2000 costs will be cash on hand. Accordingly, we are devoting the necessary resources to resolve all significant Year 2000 issues.

If our customers, suppliers, contractors or major systems developers are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on our results of operations and financial condition could result.

This Quarterly Report on Form 10-Q constitutes a Year 2000 Readiness Disclosure Statement, and the statements in this Form 10-Q are subject to the Year 2000 Information and Readiness Disclosure Act. We hereby claim the protection of this act for this Quarterly Report and all information contained herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables and fluctuation of foreign currency. Our principal long-term obligation is our $650 million 10% Senior Notes. The fair value of the long-term debt at June 30, 1999 was approximately $650 million. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of our long term obligation by $6.5 million and a decrease in the fair value of our long term obligation by $6.5 million respectively.

We have also purchased a portfolio of U.S. government securities, which mature at dates sufficient to provide for payment, in full, of interest on our $650 million 10% Senior Notes through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates its carrying value.

Additionally, we have restricted cash invested in German certificates of deposits, which have been used to secure a DM110 million irrevocable standby letter of credit for our German network build. The fair value of the restricted cash approximates the carrying value of the remaining portion of the letter of credit.

We have $342 million in cash and cash and equivalents at June 30, 1999. To the extent our cash and cash equivalents exceed our short-term funding requirements we may invest the excess cash and cash equivalents on longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         On the first and second causes of action, Vento & Company is seeking, among other things, rescission of the Vento & Company sale, or alternatively, damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. On the third and fourth causes of action, Vento & Company is seeking damages in an amount which we cannot currently ascertain but believe to be in excess of $36 million, together with interest. Vento & Company is also seeking punitive damages in the amount of $50 million, reasonable legal fees and the cost of this action. All the defendants, including Metromedia Fiber Network and Stephen A. Garofalo, have moved to dismiss Vento & Company's amended complaint. On or about March 17, 1999 the defendant's motion to dismiss were denied in part and granted in part. We filed an answer to the amended complaint and raised affirmative defenses.

         On or about July 1, 1999, Vento & Company filed a second amended complaint. In its complaint, as amended, Vento & Company alleges seven causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of our class A common stock to Mr. Sahagen and some of the defendants on January 13, 1997, including
         (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty (but not against Metromedia Fiber Network); (iv) negligent misrepresentation and omission; and (v) breach of contract.

         Vento & Company is seeking, among other things, recission of the Vento & Company sale, or alternatively, damages in an amount not currently ascertainable but believed to be in excess of $460 million, together with interest thereon. Vento & Company is also seeking punitive damages in an amount not yet determined, reasonable legal fees and the costs of this action.

         We have filed an answer to the second amended complaint and have raised affirmative defenses. All the defendants, including the Company and Stephen A. Garofalo, served motions for summary judgment to dismiss the action.

(b) On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and Metromedia Fiber Network in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed which does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses.

We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, an award of the magnitude being sought in the Vento & Company litigation would have a material adverse effect on our financial condition and results of operations.

(c) On June 29, 1999 , an alleged stockholder of AboveNet filed a lawsuit, captioned KAUFMAN V. TUAN, et al, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet, and the Company (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend themselves vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by the AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by the Company on July 26, 1999.

         Four other complaints, which are virtually identical to the complaint in KAUFMAN V. TUAN, have also been filed in the Delaware Court of the Chancery. None of these four complaints have been served. The four actions are captioned BROSIOUS V. TUAN, et al, Del. Ch. C.A. No. 17271NC, CHONG V. TUAN, et al, Del. Ch. C.A. No. 17281NC, EHLERT V. TUAN, et al, Del. Ch. C.A. No. 17284NC, HORN V. TUAN, et al, Del. Ch. C.A. No. 17300NC.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 1999 annual meeting of stockholders on May 18, 1999.

         - We have adjusted the shares indicated below for the two-for-one stock splits.

         - The stockholders elected the following class A directors at the 1999 annual meeting of stockholders by the indicated votes of the shares of our class A common stock:

                         NAME             CLASS OF DIRECTOR    VOTES FOR    VOTES WITHHELD
                         ----             -----------------    ---------    --------------
                  Stephen A. Garofalo         Class A         127,274,768      178,970
                  Howard M. Finkelstein       Class A         127,271,768      181,970
                  Vincent A. Galluccio        Class A         127,264,978      188,760

         - At the annual meeting, the stockholders voted to approve the amendment of our Amended and Restated Certificate of Incorporation increasing the number of authorized shares of our common stock from 200,000,000 shares to 2,926,286,022 shares, consisting of (a) 2,404,031,241 shares of class A common stock and (b) 522,254,782 shares of class B common stock by a vote of 114,172,010 class A shares voting for, all 33,769,272 class B shares (337,692,720 votes) voting for, 13,226,208 class A shares voting against, 35,590 class A shares abstaining and 19,390 class A shares constituting broker non-votes.

         - At the annual meeting, the stockholders voted to ratify the retention of Ernst & Young LLP as independent auditors for the 1999 fiscal year, by a vote of 127,345,768 class A shares voting for, all 33,769,272 class B shares (337,692,720 votes) voting for, 59,604 class A shares voting against and 48,366 class A shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         Exhibit #
         ---------

         27       Financial Data Schedule for the period ended June 30, 1999.

b)       Reports on Form 8-K

On June 22, 1999, we entered into an Agreement and Plan of Merger ("Merger Agreement") with AboveNet Communications, Inc. ("AboveNet"). Pursuant to the Merger Agreement, each share of AboveNet common stock will convert into the right to receive 1.175 shares of our class A common stock. Following consummation of the merger, AboveNet will become our wholly-owned subsidiary. In connection with the execution of the Merger Agreement, we entered into an Option Agreement with AboveNet pursuant to which we were granted an option to acquire up to 19.9% of AboveNet's common stock at a price of $49.9375 per share. The transaction contemplated by the Merger Agreement, which has been approved by the board of directors of each company, is intended to be a tax-free reorganization.

Consummation of the transactions contemplated in the Merger Agreement is subject to approval of the issuance of the shares of our class A common stock in the merger by our stockholders, approval of the merger by the stockholders of AboveNet and other customary closing conditions. Stockholders who control 15.7% of AboveNet's common stock have agreed to vote in favor of the merger. All of the holders of our class B common stock, who control approximately 66% of our voting power, have agreed to vote in favor of the issuance of the shares of our class A common stock in the merger. The transactions will therefore be approved by holders of our common stock at the Company's special meeting without requiring the vote of any of our additional stockholders. We and AboveNet mailed definitive proxy statements to our respective shareholders on August 6, 1999 and have scheduled the special meetings at which the stockholders will vote to approve the merger on September 8, 1999. We and AboveNet expect that the merger will be consummated immediately following the stockholder meetings.

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         METROMEDIA FIBER NETWORK, INC.
                         ------------------------------
                                 (Registrant)

                                 By: /s/ Gerard Benedetto
                                     -------------------------------------
                                     Gerard Benedetto
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)

                                     August 12, 1999