Form 10-Q
period 1999-09-30
METROMEDIA FIBER NETWORK INC
filed 1999-11-09
CIK 1043533

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------     ------------

                       Commission File Number - 000-23269

                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        11-3168327
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

The number of shares outstanding of the registrant's common stock as of November 4, 1999 was:


                  CLASS                  NUMBER OF SHARES
                  -----                  ----------------
                    A                        199,046,384
                    B                         33,769,272


--------------------------------------------------------------------------------

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
         FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS




    ITEM NO.      DESCRIPTION                                                                                PAGE
    --------      -----------                                                                                ----

                         PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Statements of Operations for the Three- and Nine-Month
                  Periods Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . .                     1

                  Consolidated Balance Sheets as of September 30, 1999 and December
                  31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .                      2

                  Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
                  September 30, 1999 and 1998. . . . . . . . . . . .. .. . . . . . . . .                      3

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .                      4

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     13

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk . . . . . .                     20

                           PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .                     22

    Item 2.       Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . .                     23

    Item 3.       Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .                     23

    Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . .                     23

    Item 5.       Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .                     23

    Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .                     23

                         PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (in 000's, except per share amounts)



                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                        -------------------------------     -------------------------------

                                                            1999             1998               1999             1998
                                                        --------------   --------------     --------------   --------------
Revenue . . . . . . . . . . . . . . . . . . . . . . .        $ 10,723         $ 11,707           $ 49,397         $ 20,840

Expenses:
 Cost of sales. . . . . . . . . . . . . . . . . . . .           9,595            4,945             24,414            9,499
 Selling, general and administrative . . . . .  . . .          13,581            3,898             27,369            9,811
 Consulting and employment incentives . . . . . . . .               -               53                  -              248
 Settlement agreement . . . . . . . . . . . . . . . .               -                -                  -            3,400
 Depreciation and amortization. . . . . . . . . . . .          10,588              298             15,645              738
                                                        --------------   --------------     --------------   --------------

Income (loss) from operations . . . . . . . . . . . .         (23,041)           2,513            (18,031)          (2,856)
Other income (expenses):
 Interest income  . . . . . . . . . . . . . . . . . .           5,615            1,452             19,127            5,028
 Interest expense . . . . . . . . . . . . . . . . . .         (14,504)              (4)           (44,911)             (16)
 Loss from joint venture. . . . . . . . . . . . . . .             (82)             (13)              (475)            (264)
                                                        --------------   --------------     --------------   --------------
Income (loss) before income taxes . . . . . . . . . .         (32,012)           3,948            (44,290)           1,892
Income taxes. . . . . . . . . . . . . . . . . . . . .               -              825                  -              825
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------
Net income (loss) . . . . . . . . . . . . . . . . . .        $(32,012)         $ 3,123           $(44,290)         $ 1,067
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------

Net income (loss) per share, basic. . . . . . . . . .        $  (0.16)         $  0.02           $  (0.23)         $  0.01
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------

Net income (loss) per share, diluted. . . . . . . . .             N/A          $  0.01              N/A            $  0.00
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------

Weighted average number of shares
 outstanding, basic . . . . . . . . . . . . . . . . .         199,789          187,860            190,639          186,392
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------

Weighted average number of shares
 outstanding, diluted . . . . . . . . . . . . . . . .             N/A          221,328            N/A              217,208
                                                        --------------   --------------     --------------   --------------
                                                        --------------   --------------     --------------   --------------



               See accompanying notes

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in 000's, except share amounts)


                                                                              September 30,             December 31,
                                                                                 1999                       1998
                                                                          ----------------------      ---------------------
                                                                             (UNAUDITED)
                               ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 352,900                    $569,319
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .        29,628                           -
  Pledged securities, current portion . . . . . . . . . . . . . . . . . .        63,864                      61,384
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       105,934                      30,910
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .         6,311                       2,210
                                                                              ---------                   ---------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       558,637                     663,823
Fiber optic transmission network and related equipment, net . . . . . . .       557,662                     244,276
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         7,136                       2,716
Pledged securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                      30,512
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        94,234                           -
Investment in/advances to joint ventures. . . . . . . . . . . . . . . . .        20,014                       4,156
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .     1,648,059                           -
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,659                      28,934
                                                                             ----------                   ---------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,918,401                   $ 974,417
                                                                             ----------                   ---------
                                                                             ----------                   ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 31,680                     $ 6,106
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       112,382                      96,512
  Notes payable, current portion. . . . . . . . . . . . . . . . . . . . .         5,607                           -
  Deferred revenue, current portion . . . . . . . . . . . . . . . . . . .        15,863                       8,100
  Capital lease obligations, current portion. . . . . . . . . . . . . . .           569                          55
                                                                             ----------                   ---------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       166,101                     110,773
Senior notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       650,000                     650,000
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,720                           -
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . .        24,316                      22,675
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,271                      33,455
Commitments and contingencies (see notes)
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
    authorized; none issued and outstanding . . . . . . . . . . . . . . .             -                           -
  Class A common stock, $.01 par value; 2,404,031,241
    shares authorized; 198,822,053 and 155,210,220 shares
    issued and outstanding, respectively. . . . . . . . . . . . . . . . .         1,988                       1,552
  Class B common stock, $.01 par value; 522,254,782
    shares authorized; 33,769,272 shares
    issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . .           338                         338
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .     2,065,316                     197,861
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .       (86,526)                    (42,237)
  Cumulative comprehensive loss . . . . . . . . . . . . . . . . . . . . .        (1,123)                          -
                                                                             ----------                   ---------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .     1,979,993                     157,514
                                                                             ----------                   ---------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . .    $2,918,401                   $ 974,417
                                                                             ----------                   ---------
                                                                             ----------                   ---------


                       SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                   (in 000's)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                  1999                    1998
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (44,290)             $  1,067
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .        15,645                   738
    Amortization of deferred financing costs. . . . . . . . . . . . . . . .         1,503                     -
    Options issued for settlement agreement . . . . . . . . . . . . . . . .             -                 3,000
    Stocks, options and warrants issued for services. . . . . . . . . . . .           401                   248
    Reserve for note receivable . . . . . . . . . . . . . . . . . . . . . .             -                   156
    Loss from joint ventures. . . . . . . . . . . . . . . . . . . . . . . .           329                   264
CHANGE IN OPERATING ASSETS AND LIABILITIES (NET OF ACQUISITIONS):
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,465)              (17,221)
    Accounts payable and accrued liabilities. . . . . . . . . . . . . . . .        52,350                 3,442
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,765                26,920
    Other.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,925)               (1,749)
                                                                                ---------              --------
    Net cash provided by operating activities . . . . . . . . . . . . . . .         6,313                16,865
                                                                                ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities . . . . . . . . . . . . . . . . . . . . .       (29,628)                    -
Capital expenditures on fiber optic network, telecommunications
and related equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      (229,104)              (71,739)
Deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                (4,675)
Restricted cash secured by letters of credit. . . . . . . . . . . . . . . .       (63,014)                    -
Investment in / advances to joint ventures  . . . . . . . . . . . . . . . .        (3,359)               (2,745)
Capital expenditures on property and equiptment . . . . . . . . . . . . . .        (3,284)               (1,109)
Cash acquired through AboveNet acquisition. . . . . . . . . . . . . . . . .       142,092                     -
CSD acquisition (net of cash acquired). . . . . . . . . . . . . . . . . . .       (24,966)                    -
                                                                                ---------              --------
    Net cash used in investing activities . . . . . . . . . . . . . . . . .      (211,263)              (80,268)
                                                                                ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . .         3,559                   892
Payments of CSD pre-acquisition debt. . . . . . . . . . . . . . . . . . . .       (15,028)                    -
                                                                                ---------              --------
   Net cash provided by (used in) financing activities. . . . . . . . . . .       (11,469)                  892
                                                                                ---------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .      (216,419)              (62,511)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD . . . . . . . . . . . . . . .       569,319               138,846
                                                                                ---------              --------
CASH AND CASH EQUIVALENTS-END OF PERIOD . . . . . . . . . . . . . . . . . .     $ 352,900              $ 76,335
                                                                                ---------              --------
                                                                                ---------              --------

Supplemental information:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  31,375              $     16
                                                                                ---------              --------
                                                                                ---------              --------

  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,771              $  3,080
                                                                                ---------              --------
                                                                                ---------              --------

Supplemental disclosure of significant non-cash investing activites:
  Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . .     $     908              $ 19,742
                                                                                ---------              --------
                                                                                ---------              --------

  Accrued capital expenditures. . . . . . . . . . . . . . . . . . . . . . .     $  65,629              $ 32,743
                                                                                ---------              --------
                                                                                ---------              --------



                        SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LINE OF BUSINESS

Metromedia Fiber Network, Inc. and its subsidiaries (collectively, "the Company") provides dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet"), the Company also provides "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services.

The Company currently has operations in, or under construction in, eleven Tier I cities throughout the United States and seven selected international markets. The Company intends to expand its presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

The Company's existing intra-city networks consist of approximately 425,000 fiber miles covering in excess of 800 route miles in six of its announced markets. Its inter-city network consists of approximately 120,000 fiber miles primarily covering its 255 route-mile network that the Company has built between New York City and Washington D.C. The Company has also built or contracted to acquire (primarily through fiber swaps) a nationwide dark fiber network linking its intra-city networks.

In February 1999, the Company entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network among selected cities throughout Germany. Once completed, its German network will consist of approximately 291,000 fiber miles covering 1,350 route miles connecting 14 major cities. The Company has also swapped strands of fiber in the United States for strands of fiber on the Circe network, which connects a number of European markets. In addition to its inter-city networks, the Company is constructing 16 intra-city networks throughout Europe. Separately, the Company has also entered into a contract to gain access to dark fiber network facilities in Toronto, Canada.

On September 8, 1999, the Company completed the acquisition of AboveNet. The holders of AboveNet's common stock received 1.175 shares of the Company's class A common stock for each share of AboveNet common stock. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations.

Subsequent to the quarter, on October 7, 1999, the Company entered into a securities purchase agreement with Bell Atlantic Investments, Inc. ("Bell Atlantic"), under which Bell Atlantic would purchase up to approximately 25.6 million newly issued shares of its class A common stock at a purchase price of $28.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of its class A common stock at a conversion price of $34.00 per share. The Company expects this transaction, which is subject to customary closing conditions, to be completed by the end of the first quarter of 2000. Assuming the issuance of the 25.6 million shares of class A common stock and conversion of the convertible subordinated note, this investment would represent 19.9% of the Company's outstanding shares. Bell Atlantic has also agreed to pay the Company $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of the Company's network.

Most of the Company's contracts for the provision of dark fiber are accounted as operating leases under which it recognizes recurring monthly revenues.
For certain other contracts the Company recognizes revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Sales" ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The Company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires the Company, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which the Company delivers the fiber. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

By way of example, if the Company entered into an agreement for a 25 year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, the Company previously recorded revenues of $20.0 million over the 5 years during which the Company delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require recognition of revenue of $4.0 million per year over the 25 year term of the contract., even though the Company would receive a cash payment of $100.0 million when the contract is signed.

The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. As a result, although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording $10.7 million in revenue for the quarter ended September 30, 1999 rather than $32.7 million that would have been recorded had this change not been made. Without this change in accounting, the Company would have also recorded earnings before interest, taxes, depreciation and amortization of $2.6 million rather than a loss before interest, taxes, depreciation and amortization of $12.4 million for the three months ended September 30, 1999 due to this change.

BASIS OF PRESENTATION

The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company and accompanying Notes for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K for the year then ended. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made. Certain balances have been reclassified to conform to the current period presentation.

STOCK SPLITS
On August 28, 1998, December 22, 1998 and May 19, 1999 the Company completed two-for-one stock splits of the Company's class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates. All share and per share information, contained herein, give retroactive effect for all of the stock splits.

RECOGNITION OF REVENUE
The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. In addition, the Company occasionally enters into sales-type leases for portions of its network. For those leases entered into prior to completion of the portion of the network and under contracts entered into before June 30, 1999, the Company recognizes revenue using the percentage of completion method.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

For sales-type leases for portions of its network entered into prior to the completion of the portion of the network and after June 30, 1999, the Company follows the aforementioned FIN 43 real estate accounting rules. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording $10.7 million in revenues for the quarter ended September 30, 1999 rather than the $32.7 million amount that would have been recorded if this change had not been imposed.

The Company also provides installation services for its customers, and as these services typically are completed within a short time period, the Company records the revenues and related costs for these services under the completed contract method.

FOREIGN CURRENCY TRANSLATION
For translation of the financial statements of its recently formed German operations, the Company has determined that the local currency is the functional currency. Assets and liabilities of foreign operations are translated at the period-end exchange rates and income statement items are translated at average exchange rates for the period. The resulting adjustments are made directly to the Cumulative Translation Adjustment component of Stockholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing on the transaction date.

MARKETABLE SECURITIES
For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of greater than three months from the financial statement date to be marketable securities.

COMPREHENSIVE INCOME (LOSS)
In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income (Loss). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The comprehensive loss for the three and nine months ended September 30, 1999 was $28.2 million and $45.4 million, respectively, compared with comprehensive income of $3.1 million and $1.1 million, respectively, for the comparable periods in 1998.

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

Fiber optic transmission network and related equipment consist of the following (in 000's):


                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1999                  1998
                                                   -------------          ------------
Material-fiber optic cable. . . . . . . . . . . .   $ 91,563                $ 23,436
Engineering and layout costs  . . . . . . . . . .      7,338                   7,101
Fiber optic cable installation costs  . . . . . .    100,285                  16,639
Telecommunications equipment and other. . . . . .     59,638                   4,242
Construction in progress  . . . . . . . . . . . .    315,519                 195,256
                                                    --------                --------
                                                     574,343                 246,674
Less: accumulated depreciation . . . . . . . . . .   (16,681)                 (2,398)
                                                    --------                --------
                                                     557,662                 244,276
                                                    --------                --------
                                                    --------                --------

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Construction in progress includes amounts incurred in the Company's expansion of its network or build-out of its facilities. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build.

3.  INVESTMENT IN/ADVANCES TO JOINT VENTURES

The Company has a joint venture agreement with Racal Telecommunications, Inc. ("Racal") that provides broad-based transatlantic communication services between New York and London. During 1998, each party made capital contributions of $4.3 million. The Company and Racal may each be required to contribute additional capital as needed for their respective 50% interests. The Company accounts for its investment using the equity method. For the three and nine months ended September 30, 1999, the Company recorded a loss of $82,000 and a loss of $475,000, respectively, from the joint venture based on its 50% interest in the joint venture compared with losses of $13,000 and $264,000, respectively, for the comparable periods in 1998.

In March 1999, as part of its international expansion strategy, the Company's AboveNet subsidiary entered into agreements to form joint ventures in Austria, Germany ("AboveNet GmbH"), and the United Kingdom to provide managed co-location and Internet connectivity solution for mission critical Internet operations. The Company has invested a total of $5.5 million, which is included in deposits and other assets at September 30, 1999. In addition, the Company has agreed to provide $2.0 million of additional financing to these joint ventures and, if required, up to $2.0 million in a convertible loan note(s).

For an initial equity contribution of $1.9 million, the Company will own 45% of a joint venture in Germany, Carrierhaus GmbH. AboveNet GmbH will own 5% of the joint venture. Carrierhaus GmbH will own and operate buildings in Frankfurt, Germany. For an equity contribution of $22.5 million, the Company will own 87.42% of a second joint venture, Worldswitch GmbH, which will lease facilities from Carrierhaus GmbH. Worldswitch GmbH will complete improvements to the buildings, including build-out of co-location facilities, and lease managed co-location space to AboveNet GmbH and other third parties. Approximately $7.5 million was paid as an initial equity contribution with the remainder of the $22.5 million to be contributed over the following 14 to 20 months. These AboveNet joint ventures are accounted for using the equity method.

4.  ACQUISITIONS

On September 8, 1999, the Company acquired all of the outstanding common stock of AboveNet for a total purchase price, paid in Company class A common stock, of approximately $1.9 billion. The holders of AboveNet common stock, stock options and warrants received 1.175 shares of the Company's class A common stock, stock options and warrants, respectively. AboveNet has its primary operations in San Jose, California and is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of AboveNet have been included in the Company's consolidated financial statements from September 9, 1999. The purchase price has been preliminarily allocated based on estimated fair values as of the date of acquisition pending final determination of certain tangible and intangible assets. In addition, in connection with the acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25 million, to further secure a credit facility of AboveNet.

On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CSD have been

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



included in the Company's consolidated financial statements from March 11, 1999. The purchase price has been preliminarily allocated based on estimated fair values as of the date of acquisition pending final determination of certain tangible and intangible assets.

On June 21, 1999, AboveNet acquired certain assets and assumed certain liabilities of the Palo Alto Internet Exchange ("PAIX") from Compaq Computer Corporation ("Compaq") for a total purchase price of $76.4 million consisting of $70 million in cash, certain future ongoing services to be provided by AboveNet to Compaq, with a value estimated to be $5.0 million, and acquisition related costs of $1.4 million. PAIX is a high-level switching and peering point for global and Internet service providers and content providers. The acquisition has been recorded using the purchase method of accounting.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the above acquisitions as if the acquisitions had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts.


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                   1999                 1998
                                                 ---------            --------

Revenue                                          $  70,641            $ 28,339
                                                 ---------            --------
                                                 ---------            --------

Net Income/(Loss)                                $(128,204)           $(64,628)
                                                 ---------            --------
                                                 ---------            --------

Income/(Loss) per share, basic                   $   (0.56)           $  (0.28)
                                                 ---------            --------
                                                 ---------            --------


5.  GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million during the third quarter of 1998. Upon signing a definitive agreement, the Company provided irrevocable standby letters of credit in the amount of approximately DM110 million (approximately $63 million) as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs of the network. As of September 30, 1999, the Company had restricted cash of approximately $38 million to secure the remaining value of the irrevocable standby letters of credit.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  SETTLEMENT AGREEMENT

In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation in which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK).

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

The Company made an interest payment on May 15, 1999. As a result, the value of pledged securities to satisfy the Company's semi-annual interest obligation through May 15, 2000 was reduced to approximately $64 million.

9.  EQUITY TRANSACTIONS

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

As of September 30, 1999, adjusted for the effect of the stock dividends, the Company had 198,822,053 class A common shares outstanding and 33,769,272 class B common shares outstanding.

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

(b) In April 1995, the Company entered into a loan agreement with a customer for $500,000 bearing interest at 11% per annum. In July 1997, the note was repaid in full. In connection with this loan, the Company issued the customer a warrant entitling the holder to purchase a total of 5,353,336 shares of the Company's common stock. In February 1997, this warrant was exchanged for a new warrant to purchase 3,650,400 shares of the Company's common stock at $0.60 per share. In February 1999, in accordance with an anti-dilution provision in the warrant, the Company increased the warrant to include the right to purchase an additional 331,882 shares of the Company's class A common stock at $0.56 per share and repriced the existing warrant to the same $0.56 per share. As of March 31, 1999, none of the warrants have been exercised. The warrant expires on February 13, 2000.

ABOVENET TRANSACTION

On September 8, 1999, the Company completed its acquisition of AboveNet for an aggregate consideration of approximately $1.9 billion. In connection with the acquisition, the company issued (i) 41,652,675 shares of its class A common stock at an exchange ratio of 1.175 shares of the Company's common stock for each share of AboveNet common stock; (ii) 5,355,723 options to purchase the Company's class A common stock at an average exercise price of $19.23; and 417,163 warrants to purchase the Company's class A common stock at an average exercise price of $7.75.

10.  CONTINGENCIES

On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida, Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon in the United States District Court for the Southern District of New York, No. 97 CIV 7751(JGK). On or about May 29, 1998, Vento & Company filed an amended complaint. On or about July 1, 1999, Vento & Company filed a second amended complaint. In its complaint, as amended, Vento & Company alleges seven causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of the Company's class A common stock to Mr. Sahagen and some of the defendants on January 13, 1997. These seven causes of action include: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty (but not against the Company); (iv) negligent misrepresentation and omission; and (v) breach of contract. Vento & Company is seeking, among other things, recission of the Vento & Company sale, or alternatively, damages in an amount not currently ascertainable but Vento & Company contends to be in excess of $460 million, together with interest thereon. Vento & Company is

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


also seeking unspecified punitive damages, reasonable legal fees and the costs of this action. All the defendants, including the Company and its Chairman, have moved for summary judgment of Vento & Company's second amended complaint.

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares of class A common stock which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company has moved for summary judgement on the complaint.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  SUBSEQUENT EVENT

On October 7, 1999, the Company entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic would purchase up to approximately
25.6 million newly issued shares of the Company's class A common stock at a purchase price of $28.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of its class A common stock at a conversion price of $34.00 per share. The Company expects this transaction, which is subject to customary closing conditions, to be completed by the end of the first quarter of 2000. Assuming the issuance of the 25.6 million shares of class A common stock and conversion of the convertible subordinated note, this investment would represent 19.9% of the Company's outstanding shares. Bell Atlantic has also agreed to pay the Company $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of its network.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report, our Annual Report on Form 10-K for the year ended December 31, 1998, and our registration statement on Form S-3 (Registration No. 333-89087). The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

     - general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

     - increased competition in the telecommunications industry; industry capacity; general risks of the telecommunications industries;

     - success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

     -    availability, terms and deployment of capital;

     -    construction schedules;

     - costs and other effects of legal, judicial and administrative proceedings;

     - dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

     -    development risks; risks relating to the availability of financing;
          and

     - other factors referenced in this Report, the Form 10-K and our registration statement on Form S-3 (Registration No. 333-89087) and the prospectus supplements contained or incorporated therein.

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

GENERAL

We provide dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for our communications intensive customers. We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


government customers in the United States and Europe. Through our acquisition of AboveNet, we also provide "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services.

We currently have operations in, or under construction in, eleven Tier I cities throughout the United States and seven selected international markets. We intend to expand our presence to include approximately 50 major markets in the United States and 17 major international markets.

Our existing intra-city networks currently consist of approximately 425,000 fiber miles covering in excess of 800 route miles in six of our announced markets. Our inter-city network consists of approximately 120,000 fiber miles primarily covering our 255 route-mile network that we have built between New York City and Washington D.C. We have also built or contracted to acquire (primarily through fiber swaps) a nationwide dark fiber network linking our intra-city networks.

In February 1999, we entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network among selected cities throughout Germany. Once completed, our German network will consist of approximately 291,000 fiber miles covering 1,350 route miles connecting 14 major cities. We have also swapped strands of fiber in the United States for strands of fiber on the Circe network, which connects a number of European markets. In addition to our inter-city networks, we are constructing 16 intra-city networks throughout Europe. Separately, we have also entered into a contract to gain access to dark fiber network facilities in Toronto, Canada.

On September 8, 1999, we completed the acquisition of AboveNet. The holders of AboveNet common stock received 1.175 shares of our class A common stock for each share of AboveNet common stock. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations.

On October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic would purchase up to approximately 25.6 million newly issued shares of our class A common stock at a purchase price of $28.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $34.00 per share. We expect this transaction, which is subject to customary closing conditions, to be completed by the end of the first quarter of 2000. Assuming the issuance of the 25.6 million shares of class A common stock and conversion of the convertible subordinated note, this investment would represent 19.9% of our outstanding shares. Bell Atlantic has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of our network.

Most of our contracts for the provision of dark fiber are accounted for as operating leases under which we recognize recurring monthly revenues. For certain other contracts we recognize revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43"), which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. We believe that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires us, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which we deliver the fiber. As a result, this change in accounting treatment reduces the revenue and income that we recognize in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

By way of example, if we entered into an agreement for a 25 year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, we previously recorded average revenues of

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


$20.0 million over the 5 years during which we delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would be required to recognize revenue of $4.0 million per year over the 25 year term of the contract, even though we would receive a cash payment of $100.0 million when the contract is signed.

We implemented accounting for certain of our contracts, entered into after June 30, 1999, under this method of accounting. As a result, although there was no change to the economics of the contracts or the timing of the cash to be received by us, the impact of the change in accounting resulted in our recording $10.7 million in revenues for the quarter ended September 30, 1999 rather than $32.7 million that would have been recorded prior to this change. Without this change in accounting we would also have recorded earnings before interest, taxes, depreciation and amortization of $2.6 million rather than a loss before interest, taxes, depreciation and amortization of $12.4 million for the three months ended September 30, 1999.

STOCK SPLITS

On August 28, 1998, December 22, 1998, and May 19, 1999, we completed two-for-one stock splits of our class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates.

All share and per share amounts presented herein give retroactive effect to the stock dividends. As of September 30, 1999, adjusted for the effect of the stock dividends, we had 198,822,053 class A common shares outstanding and 33,769,272 class B common shares outstanding.

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter of 1999 were $10.7 million or 9% less than revenues of $11.7 million for the third quarter of 1998. Revenues were lower as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby under real estate accounting, we are required to recognize revenues on certain dark fiber leases over the term of the lease rather than under the percentage of completion method. Under the prior accounting method, revenues would have been $32.7 million for the three months ended September 30, 1999. Revenues also include $2.1 million of AboveNet's revenue for the period from September 9, 1999 through September 30, 1999.

Revenues for the nine months ended September 30, 1999 were $49.4 million or 138% greater than revenues of $20.8 million for the same period in 1998. The increase for the three and nine months ended September 30, 1999, compared with the three and nine months ended September 30, 1998, reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to sales-type leases of portions of our network for contracts entered into before June 30, 1999, sales of portions of our network through joint-build agreements and the inclusion of AboveNet's revenue for part of the period as mentioned above. Revenues were, however, impacted as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby under real estate accounting we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. If we had continued to recognize revenues on leases entered into after June 30, 1999 under the prior accounting method, revenues would have been $71.4 million for the nine months ended September 30, 1999.

COST OF SALES

Cost of sales was $9.6 million for the third quarter of 1999, a 96% increase over cost of sales of $4.9 million for the third quarter of 1998. Cost of sales increased for the nine months ended September 30, 1999 compared with the same period in 1998, due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of our network in service and the allocated costs of the network related to revenue recognized for sales-type leases to portions of our network. Cost

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


of sales as percentages of revenue for the third quarter of 1999 and 1998 were 90% and 42%, respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of the Company's network. Cost of sales were also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. Under the prior accounting method cost of sales would have been $16.6 million for the three months ended September 30, 1999. As a percentage of revenues for the three months ended September 30, 1999, cost of sales would have been 51%, rather than the 89% reported.

Cost of sales was $24.4 million for the nine months ended September 30, 1999, a 157% increase over cost of sales of $9.5 million for the first nine months of 1998. Cost of sales increased for the nine months ended September 30, 1999 compared with the same period in 1998 due to costs associated with the commencement of service to customers, as well as higher fixed costs associated with the operation and maintenance of our network. Costs of sales as percentages of revenue for the first nine months of 1999 and 1998 were 49% and 46% respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of the Company's network. Cost of sales was also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. Under the prior accounting method, cost of sales would have been $31.4 million for the nine months ended September 30, 1999. As a percentage of revenues for the nine months ended September 30, 1999, cost of sales would have been 44%, rather than the 49% reported.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $13.6 million during the third quarter of 1999, from $3.9 million during the third quarter of 1998, an increase of $9.7 million, or 249%. Selling, general and administrative expenses increased to $27.4 million during the nine months ended September 30, 1999 from $9.8 million during the nine months ended September 30, 1998, an increase of $17.6 million, or 180%. The increase in selling, general and administrative expenses for the three and nine-month periods ended September 30, 1999 versus the three and nine-month periods ended September 30, 1998, resulted primarily from increased overhead to accommodate our network expansion. As a percentage of revenue, selling, general and administrative expenses increased to 127% of revenue for the three months ended September 30, 1999 from 33% for the comparable period in 1998. As a percentage of revenue, selling, general and administrative expenses increased to 55% of revenue for the nine months ended September 30, 1999, from 47% for the comparable period in 1998. Selling, general and administrative expenses were also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. Under the prior accounting method, selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 1999 would have been 42% and 38%, rather than the 127% and 55% reported, respectively.

SETTLEMENT AGREEMENT

We recorded $3.4 million for a settlement agreement in the three months ended March 31, 1998. The amount represented the expense associated with the issuance of stock options and payment of cash related to that settlement agreement.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

For the three months ended September 30, 1999 we recognized a loss before interest, taxes, depreciation and amortization of $12.4 million compared with earnings before interest, taxes, depreciation and amortization of $2.8 million for the three months ended September 30, 1998. If we had not implemented the

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


aforementioned accounting change, we would have recognized earnings before interest, taxes, depreciation and amortization of $2.6 million for the three months ended September 30, 1999, or $15.0 million higher than reported.

For the nine months ended September 30, 1999 we recognized a loss before interest, taxes, depreciation and amortization of $2.4 million compared with a loss before interest, taxes, depreciation and amortization for the nine months ended September 30, 1998 of $2.1 million. If we had not implemented the aforementioned accounting change for certain dark fiber leases entered into after June 30, 1999, we would have recognized earnings before interest, taxes, depreciation and amortization of $12.6 million or $15.0 million higher than recorded for the nine month period ended September 30, 1999 and $14.7 million higher than recorded for the same period last year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $10.6 million for the three months ended September 30, 1999 versus $300,000 during the three months ended September 30, 1998, an increase of $10.3 million. Depreciation and amortization of $15.6 million was recorded during the nine months ended September 30, 1999 versus $700,000 during the nine months ended September 30, 1998, an increase of $14.9 million. The increase in depreciation and amortization expense resulted from amortization of the goodwill relating to the acquisition of AboveNet and CSD and increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS

For the three months ended September 30, 1999, we recognized a loss from operations of $23.0 million, a $25.5 million decrease in income from operations compared with the $2.5 million income from operations reported for the three months ended September 30, 1998. The loss was greater as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. Under the prior accounting method, the loss from operations would have been approximately $8.0 million for the three months ended September 30, 1999. The loss from operations is also greater due to the inclusion of AboveNet's results of operations and the amortization of goodwill relating to the AboveNet and CSD acquisitions.

For the nine months ended September 30, 1999, loss from operations was $18.0 million, a $15.1 million increase over the $2.9 million loss for the comparable period in 1998. The loss was greater as a direct result of the aforementioned accounting change, effective June 30, 1999. If we had not adopted the accounting method change, the loss would have been approximately $3.0 million for the nine months ended September 30, 1999.

INTEREST INCOME

Interest income was $5.6 million during the three months ended September 30, 1999 compared with $1.5 million during the comparable 1998 period, an increase of $4.1 million, or 273%. Interest income was $19.1 million during the nine months ended September 30, 1999 compared with $5.0 million during the comparable 1998 period, an increase of $14.1 million or 282%. Interest income increased as a result of the investment of our certain of the proceeds from the issuance and sale of our 10% senior notes in November 1998.

INTEREST EXPENSE (NET)

Interest expense increased in the three months ended September 30, 1999 to $14.5 million versus $4,000 for the three months ended September 30, 1998. Interest expense increased for the nine months ended September 30, 1999 to $44.9 million compared with $16,000 during the same period of 1998. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in November 1998.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


INCOME/(LOSS) FROM JOINT VENTURES

For the three months ended September 30, 1999, we recorded a loss of $82,000 from our joint ventures versus a $13,000 loss for the comparable 1998 period based on our equity interest in the joint ventures. For the nine months ended September 30, 1999 we recorded a $475,000 loss from the joint ventures compared with a $284,000 loss for the nine months ended September 30, 1998.

NET LOSS

We had a net loss of $32.0 million for the three months ended September 30, 1999, versus a net income of $3.1 million for the comparable period of 1998. For the three months ended September 30, 1999, the basic net loss per share was $0.16 versus a basic and diluted net income per share of $0.02 and $0.01, respectively, for the three months ended September 30, 1998. The loss was greater as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenue on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. Under the prior accounting method, the loss would have been approximately $15.0 million ($0.08 per share) less for the three months ended September 30, 1999. In addition, net interest expense related to the Company's debt amortization of goodwill associated with the AboveNet and CSD acquisitions and inclusion of AboveNet's results of operations compounded the loss.

We had net loss of $44.3 million for the nine months ended September 30, 1999, versus net income of $1.1 million for the comparable period of 1998. For the nine months ended September 30, 1999 , the basic net loss per share was $0.23 versus a basic net income per share of $0.01 for the same period in 1998. The net losses were primarily attributable to the increase in net interest expense related to the issuance and sale of our 10% senior notes in November 1998. The loss was greater as a direct result of the aforementioned accounting change, effective June 30, 1999, whereby we are required to recognize revenues on certain dark fiber leases over the term of the contract rather than under the percentage of completion method. If we had continued to recognize revenues under the prior accounting method the loss would have been approximately $15.0 million less ($0.08 per share) for the nine months ended September 30, 1999. In addition, net interest expense related to the Company's debt amortization of goodwill associated with the AboveNet and CSD acquisitions and inclusion of AboveNet's results of operations compounded the loss.

LIQUIDITY AND CAPITAL RESOURCES

Our initial public offering, on October 28, 1997, of 72,864,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriter's commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% Senior Notes due 2008 which generated net proceeds of $630.0 million. After the end of the third quarter, on October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic would purchase shares of our class A common stock and a convertible subordinated note. We expect that this transaction, which is subject to customary closing conditions, will close by the end of the first quarter of 2000 and generate net proceeds of approximately $1.7 billion. In addition, Bell Atlantic has agreed to purchase a minimum of $550 million of fiber optic facilities payable over the next three years. We intend to issue and sell an additional $600 million of senior notes due 2009 in the fourth quarter. We have also received a commitment letter from a lending institution for a senior secured reducing revolving credit facility of up to $150 million.

For the nine months ended September 30, 1999, our operating activities generated $6.3 million of cash, compared with $16.9 million during the comparable period in 1998. For the nine months ended September 30, 1999, we used $211.3 million of cash for net investing activities compared with $80.3 million for the same period in 1998. This increase was due primarily to investments in the expansion of our networks and related construction in progress, the restriction of cash as security for letters of credit in connection with our German network build, and the acquisition of dark fiber infrastructure in certain markets in Texas. Offsetting these items was the cash acquired through the AboveNet acquisition. For the nine months ended September 30, 1999, we made net payments of $11.5 million of cash from financing activities, compared with $0.9 million of net proceeds from the issuance of common stock in 1998.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks and market our services to an expanding customer base. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the build-out of our fiber optic networks and Internet service exchanges in 50 major markets in the United States and in 17 major international markets. We believe that the net proceeds from the investment by Bell Atlantic, the net proceeds from the proposed issuance and sale of senior notes due 2009, cash on hand, the proceeds from the new credit facility, certain vendor financing and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and our other working capital needs through the year ended December 31, 2001. The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing on acceptable terms or at all.

We expect to continue to experience negative cashflows for the foreseeable future. In addition, as part of our acquisition of AboveNet, we recorded approximately $1.6 billion in goodwill and other intangible assets, which we amortized over periods up to twenty years. Accordingly, we expect to report further net operating losses for the foreseeable future.

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

For Metromedia Fiber Network, we have developed a questionnaire and project plan to be completed by our systems and operating personnel to identify all business and computer applications so that we can identify potential compliance problems. We have initiated communications with our significant customers, suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in their business with us. We have compiled a database of information based upon these responses. To the extent problems are identified, we are implementing corrective procedures where necessary, then testing the applications for Year 2000 compliance. We expect to complete this project prior to January 1, 2000.

Based on preliminary data, our estimate is that the Year 2000 effort will have a nominal cost impact, although we can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs are expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. We have made some of the necessary modifications through our ongoing investment in system upgrades. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1997.

As of September 30, 1999, we had incurred nominal consulting costs in respect of our Year 2000 conversion effort. We have not deferred any other information systems projects due to the Year 2000 efforts.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


The source of funds for Year 2000 costs have been cash on hand.
Accordingly, we are devoting the necessary resources to resolve all significant Year 2000 issues.

If our customers, suppliers, contractors or major systems developers are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on our results of operations and financial condition could result.

AboveNet's Year 2000 readiness review includes assessment, implementation, testing and contingency planning. To date, AboveNet has evaluated its internally developed software and believes that this software is Year 2000 compliant. However, AboveNet utilizes software and hardware developed by third parties both for its network and internal information systems. AboveNet has not done any testing of such third party software to determine if such software is Year 2000 compliant. AboveNet has sought assurances from some of its vendors, and intends to continue to seek assurances from others, that such vendors' products are or will be Year 2000 compliant.

AboveNet expects to continue assessing and testing its internal information technology and non-information technology systems. AboveNet is not currently aware of any material operations issues or costs associated with preparing its internal information technology and non-information technology systems for the Year 2000. However, AboveNet may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal information technology and non-information technology systems.

Based upon the public filings and press releases of AboveNet's equipment, telecommunications and data communications providers, AboveNet is aware that all such providers are in the process of reviewing and implementing their own Year 2000 compliance programs. Since AboveNet does not believe that it will be afforded the opportunity to test the systems of these providers, AboveNet will seek assurances from them that they are Year 2000 compliant. If AboveNet's primary vendors experience business interruptions as a result of the failure to achieve Year 2000 compliance, AboveNet's ability to provide Internet connectivity could be impaired, which could have a material adverse effect on AboveNet's business, results of operations and financial condition.

AboveNet does not currently have any information regarding the Year 2000 status of its customers, most of whom are private companies. However, AboveNet is in the process of developing a plan to survey all of its customers regarding their Year 2000 compliance. As in the case with similarly situated companies, if its customers experience Year 2000 problems, which result in business interruptions or otherwise impact their operations, AboveNet could experience a decrease in the demand for its services, which could have a material adverse impact on its business, results of operations and financial condition.

AboveNet has not incurred any significant expenses to date associated with its Year 2000 plan and is not aware of any material costs associated with its anticipated Year 2000 efforts. AboveNet believes that a material loss of revenue would arise if its major customers or providers fail to achieve Year 2000 readiness. AboveNet has not yet developed a comprehensive contingency plan to address the issues, which could result from such failure.

This constitutes a Year 2000 Readiness Disclosure Statement, and the statements are subject to the Year 2000 Information and Readiness Disclosure Act. We hereby claim the protection of this act for this prospectus supplement and all information contained herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables and fluctuation of foreign currency. Our principal long-term obligation is our $650 million 10% Senior Notes. The fair value of the long-term debt at September 30, 1999 was approximately $650 million. A 10% decrease and a 10%

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


increase in the level of interest rates would result in an increase in the fair value of our long term obligation by $6.5 million and a decrease in the fair value of our long term obligation by $6.5 million respectively.

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

We have $353 million in cash and cash and equivalents at September 30, 1999. To the extent our cash and cash equivalents exceed our short-term funding requirements we may invest the excess cash and cash equivalents on longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

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

On or about July 1, 1999, Vento & Company filed a second amended complaint. In its complaint, as amended, Vento & Company alleges seven causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of our class A common stock to Mr. Sahagen and some of the defendants on January 13, 1997. The seven causes of actions include: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty (but not against Metromedia Fiber Network); (iv) negligent misrepresentation and omission; and (v) breach of contract. Vento & Company is seeking, among other things, recission of the Vento & Company sale, or alternatively, damages in an amount not currently ascertainable but Vento & Company contends to be in excess of $460 million, together with interest thereon. Vento & Company is also seeking unspecified punitive damages, reasonable legal fees and the costs of this action. All the defendants, including the Company and Stephen A. Garofalo, served motions for summary judgment to dismiss the action.

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and Metromedia Fiber Network in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed which does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses. We have moved for summary judgement on the complaint.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on September 8, 1999. At the special meeting, the stockholders voted to approve the issuance of shares of class A common stock in connection with the merger agreement among the Company, AboveNet Communications, Inc. and Magellan Acquisition, Inc. by a vote of 112,922,816 class A shares voting for, all 33,769,272 class B shares (337,692,720 votes) voting for, 648,870 class A shares voting against and 78,836 class A shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)       Exhibits

         EXHIBIT #
         ---------
             27       Financial Data Schedule for the period ended  September
                      30, 1999.

B)       Reports on Form 8-K

1. September 10, 1999, we filed a current report on Form 8-K to announce the completion of the acquisition of AboveNet.

2. On October 14, 1999, we filed an amendment to our current report, which incorporated the audited financial statements of AboveNet Communications, Inc.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES


3. On October 26, 1999, we filed an additional amendment to our current report, which incorporated the audited financial statements of AboveNet Communications, Inc.

4. On October 18, 1999, we filed a current report on Form 8-K to announce the Bell Atlantic transaction described above.

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

                         METROMEDIA FIBER NETWORK, INC.
                         ------------------------------
                                  (Registrant)

                              By:/s/ Gerard Benedetto
                                 --------------------------------------------
                                 Gerard Benedetto
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                 November 9, 1999