Form 10-K405
period 1999-12-31
METROMEDIA FIBER NETWORK INC
filed 2000-03-17
CIK 1043533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                    FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 000-23269

                             ---------------------

                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant, as specified in its charter)


                  DELAWARE                                 11-3168327
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

                             ---------------------

                   C/O METROMEDIA FIBER NETWORK SERVICES, INC.
                            1 NORTH LEXINGTON AVENUE
                             WHITE PLAINS, NY 10601
              (Address and zip code of principal executive offices)
                                 (914) 421-6700
               (Registrant's telephone number, include area code)

                             ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Class A Common Stock, par value $.01 per share

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

         The aggregate market value of voting stock and non-voting common equity of the registrant held by nonaffiliates of the registrant was approximately $35,351,355,821 as of March 14, 2000 based on the last reported bid quotation on the Nasdaq National Market as of that date. The number of shares of Class A Common Stock outstanding as of March 14, 2000 was 472,575,098. The number of shares of Class B Common Stock outstanding as of March 14, 2000 was 67,538,544.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders, to be held on May 16, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


    ITEM NO.      DESCRIPTION                                                                                PAGE
    --------      -----------                                                                                ----

                                     PART I

    Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

    Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

    Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

    Item 4.        Submission of Matters to a Vote of Securities Holders . . . . . . . . . . . . . .          22

                                     PART II

    Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters . . . .              22

    Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24

    Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

    Item 7A.       Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . .        29

    Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .         29

    Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29

                                    PART III

    Item 10.       Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .         29

    Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29

    Item 12.       Security Ownership of Certain Beneficial Owners and Management . . . . . . . . .           29

    Item 13.       Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . .        29

                                     PART IV

    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . . .  .         2


                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Metromedia Fiber Network, Inc. and its subsidiaries (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications and internet services industries; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications and internet services industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-K. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS

GENERAL

         We provide dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for our communications intensive customers. We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through our acquisition of AboveNet Communications, Inc., we also provide "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services.

         We currently have operations in, or under construction in, eleven Tier I cities throughout the United States and seven selected international markets. We intend to expand our presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

THE INTRA-CITY NETWORKS. Our existing intra-city networks consist of approximately 514,000 fiber miles covering in excess of 1,000 route miles in the first eleven Tier I cities. We are currently working to expand our existing local intra-city networks in these metropolitan areas, and to construct additional intra-city networks in approximately 40 additional Tier I and Tier II markets in the United States.

THE INTER-CITY NETWORKS. Our inter-city network currently consists of approximately 132,000 fiber miles primarily covering our 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire -primarily through fiber swaps - a nationwide dark fiber network linking our intra-city networks.

THE INTERNATIONAL NETWORKS. In addition to our domestic networks, we intend to expand our international presence to include approximately 17 major markets. In February 1999, we entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. We have also swapped strands of fiber in the United States for strands of fiber on the Circe network, which connects a number of European markets. In addition to our inter-city networks, we are constructing 16 intra-city networks throughout Europe. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

INTERNET CONNECTIVITY AND EXCHANGE. Through our acquisition of AboveNet, we are a leading provider of high performance Internet connectivity services to a wide range of Internet service providers, Internet content providers and Web hosting companies and facilities - based, managed co-location services. Our Internet exchange server facilities provide high performance, reliable and scalable solutions for electronic commerce and other business critical applications. AboveNet developed a network architecture based upon strategically located, fault-tolerant Internet exchange servers. We currently operate two Internet service exchange campuses, located near two of the major Internet access points, metropolitan area exchange (often referred to as "MAE") West and MAE East, using our suite of sophisticated network management and remote monitoring tools. We believe that our centralized network architecture provides enhanced connectivity while eliminating the need to build numerous geographically dispersed data centers. AboveNet's Internet service exchange model offers customers the benefits of combining direct Internet service providers access with co-location services for Internet content providers. As of December 31, 1999, AboveNet had more than 385 direct public and private data exchange agreements, known as peering arrangements, including relationships with most major network providers. The convergence of content providers and Internet service providers at our Internet service exchanges enables Internet service provider customers to provide their users with "one hop" connectivity, through our local area network, to the Web sites of the Internet content providers that are co-located at the same site. This direct connectivity minimizes the risk of delays and data loss often encountered in the transmission of data over the public Internet infrastructure.

AboveNet's wholly-owned subsidiary Palo Alto Internet Exchange ("PAIX"), began operations in 1996 as Digital Equipment Corporation's Palo Alto Internet Exchange. Having proven itself as a vital part of the Internet infrastructure, PAIX serves as a packet switching center for Internet service providers or ISPs. PAIX also offers secure, fault-tolerant co-location services to ISPs. PAIX is the only major commercial internet exchange - IX - that is not owned by a telecommunications carrier, which enables ISPs at PAIX to form public and private peering relationships with each other and choose from multiple telecommunications carriers for circuits, all within the same facility.

CUSTOMERS. We are focused on providing our broadband communications infrastructure and Internet connectivity services to two main customer groups located in Tier I and Tier II markets: communications carriers and corporate/government customers.

         Our targeted customers include a broad range of companies such as:

         -        incumbent local exchange carriers or ILECs;

         -        competitive local exchange carriers or CLECs;

         -        long distance companies/IXCs;

         -        paging, cellular and PCS companies;

         -        cable companies;

         -        ISPs; and

         -        Web hosting and e-commerce companies.

         Our dark fiber customers typically lease our fiber optic capacity with which they develop their own communications networks. Leasing our fiber optic capacity is a low-cost alternative to building their own infrastructure or purchasing metered services from ILECs or CLECs. Our Internet connectivity and co-location customers typically lease bandwidth and co-location space which allows them to provide their Internet related services on a reliable and cost-effective basis. We believe that we are well-positioned to penetrate our target customer base since we plan to continue to install most of our dark fiber networks and Internet service exchanges in major markets where these customers are concentrated. We believe our target customers for our dark fiber and Internet connectivity are complementary and will provide significant cross selling opportunities.

NETWORK INFRASTRUCTURE. We have designed our networks to provide high levels of reliability, security and flexibility by virtue of a self-healing SONET architecture that prevents interruption in service to our clients by instantaneously rerouting traffic in the event of a fiber cut. Our advanced network architecture is also capable of supporting state-of-the-art technologies, including DWDM (dense wave division multiplexing), which significantly increases the transmission capacity of a strand of fiber optic cable. Because DWDM can boost transmission capacity significantly, it has greater relevance on our inter-city routes where we have, on average, fewer strands of fiber installed than in our intra-city markets. Where practicable, we install additional unused conduits to cost effectively accommodate future network expansion and eliminate the need for future construction.

MARKET OPPORTUNITY. We believe that the market for our dark fiber services is characterized by significant and growing demand for, and limited supply of, fiber optic capacity. To meet our customers' demand, we tailor the amount of fiber capacity leased to the needs of our customers. Generally, customers lease fiber optic capacity from us and connect their own transmission equipment to the leased fiber, thereby obtaining a high-bandwidth, fixed-cost, secure communications alternative to the metered communications services offered by traditional providers. In addition, we believe that we have installation, operating and maintenance cost advantages per fiber mile relative to our competitors because we generally install 432 fibers, and have begun installing as many as 864 fibers, per route mile, as compared to the generally lower number of fibers per mile in existing competitive networks.

         We believe the market for our Internet service exchanges is characterized by significant and growing demand for, and limited access to, highly reliable Internet connectivity and co-location services. To meet our customers' demands, we provide scalable connectivity and co-location services that drive our customers' electronic commerce and other mission critical Internet applications. Our customers lease bandwidth and co-location space from us to gain highly reliable, secure and cost effective Internet connectivity. Through our existing and planned networks, we believe we have the low cost position relative to those competitors who lease rather than own their networks.

MANAGEMENT EXPERTISE. We benefit from the support of our controlling stockholder Metromedia Company. On April 30, 1997, Metromedia Company and certain of its affiliates made a substantial equity investment in our company (the "Metromedia Investment"). As a result, Metromedia Company and its partners own all of our outstanding shares of class B common stock, par value $.01 per share. Our class B common stock is entitled to 10 votes per share and to vote separately to elect at least 75% of the members of the Board of Directors. As of December 31, 1999, Metromedia Company and its partners own and control approximately 62.2% of the outstanding voting power of our company; after the Bell Atlantic investment, Metromedia Company and its partners own and control approximately 58.8% of such outstanding voting power.

BELL ATLANTIC INVESTMENT. We also anticipate benefits from the March 6, 1999 investment in us by Bell Atlantic Investments, Inc.. On October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic Investments would purchase up to approximately 51.2 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. After the issuance of the 51.2 million shares of class A common stock and assuming conversion of the convertible subordinated note, this investment would represent 18.2% of our outstanding shares. Bell Atlantic has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of our network.

BUSINESS STRATEGY

         Our objective is to become the preferred facilities-based provider of broadband communications infrastructure and Internet connectivity solutions to communications carriers, corporations and government agencies, in our target markets. The following are the key elements of our strategy to achieve this objective:

ESTABLISH THE COMPANY AS THE PREFERRED CARRIERS' CARRIER OF BROADBAND COMMUNICATIONS INFRASTRUCTURE AND INTERNET CONNECTIVITY SOLUTIONS

         - Lease broadband communications infrastructure on a fixed cost basis;

         - Enable carriers to penetrate markets previously too costly to build or purchase;

         - Continue to differentiate ourselves as the only company with a central mission of providing dark fiber on a fixed cost basis;

         - Lease high-bandwidth long haul capacity to provide seamless connectivity between our intra-city networks;

         - Provide Internet connectivity services through leasing bandwidth and co-location space to ISPs;

         - Enable ISPs to provide reliable, high-quality Internet access services; and

         - Capitalize on the fact that we do not offer competing metered communications or retail Internet connectivity solutions in competition with our carrier and ISP customers.

POSITION THE COMPANY AS THE PREFERRED PROVIDER OF BROADBAND COMMUNICATIONS INFRASTRUCTURE AND INTERNET CONNECTIVITY SERVICES TO CORPORATE AND GOVERNMENT CUSTOMERS

         - Target broadband communications infrastructure customers with significant transmission and high security needs;

         - Provide scalable services for customers seeking lower broadband transmission capacity;

         - Offer our dark fiber services on a fixed cost rather than metered basis, to provide a more economical solution to our customers;

         - Target Internet connectivity customers who require reliable, secure and cost effective connectivity to the Internet to drive their electronic commerce and other mission critical business Internet applications; and

         - Capitalize on the complementary customer bases for our infrastructure and Internet connectivity services through effective cross selling.

REPLICATE SUCCESSFUL BUSINESS MODEL IN NEW MARKETS

         - Leverage our success in existing markets by replicating our network architecture in a number of additional markets;

         - Rapidly roll out our U.S. network to a total of approximately 50 intra-city networks in Tier I and Tier II markets;

         - Expand our international market coverage to a total of approximately 17 markets; and

         - Deploy Internet service exchanges in selected U.S. and international markets, replicating the successful AboveNet design.

CREATE A LOW COST POSITION

         - Provide our customers a cost effective alternative to constructing their own networks and Internet connectivity facilities;

         - Install trunks with up to 864 fibers per route mile, which is substantially more fiber than we believe our competitors are installing, reducing our per mile cost to construct, upgrade and operate our networks;

         - Capitalize on the operating and maintenance cost advantages generated by our newly constructed networks, with advanced fiber optic technology;

         - Create first mover advantages for us versus new entrants by securing rights of way and building our networks quickly;

         - Install spare conduit where practical to reduce expansion and upgrade costs in the future and provide significant excess capacity;

         - Establish a low cost advantage for our Internet connectivity services by utilizing our own network rather than leasing capacity like some of our competitors; and

         - Use our low cost position to remain price competitive with other providers of broadband communications infrastructure and Internet connectivity services.

UTILIZE FIBER SWAPS AND STRATEGIC RELATIONSHIPS TO EXPAND THE REACH OF OUR NETWORKS

         - Opportunistically utilize fiber swaps, as we have in the past, to expand our network reach at little incremental cost; and

         - Enter into strategic relationships, such as our joint build arrangement with Viatel, to cost effectively expand our network footprint.

EXPAND PRODUCT AND SERVICE OFFERINGS TO UTILIZE DARK FIBER NETWORK CAPACITY

         - Vertically expand our service offering by identifying additional uses for our dark fiber network, such as with the AboveNet acquisition, that will drive new revenue opportunities and cost synergies;

         - Maintain our competitive advantage by offering services that do not directly compete with our carrier customers; and

         - Focus on serving our carrier and large corporate/government customers' bandwidth intensive communications needs.

INSTALL TECHNOLOGICALLY ADVANCED NETWORKS AND INTERNET SERVICE EXCHANGES

         - Continue to install a technologically advanced network based on self-healing SONET architecture;

         - Use our self-healing SONET architecture to minimize the interruption to service caused by fiber cuts;

         - Construct our networks to deliver the high levels of reliability, security and flexibility that our customers demand;

         - Continually monitor and maintain quality control over our networks on a 24-hour basis;

         - Continue to ensure our network is capable of providing the highest commercially available capacity transmission (OC-192) to support capacity intensive data applications such as Frame Relay, ATM and Internet applications;

         - Provide fault tolerant Internet service exchange facilities designed to enable the uninterrupted operations necessary for mission critical business applications; and

         - Use our proprietary software to monitor our network connections for latency and packet loss and automatically reroute Internet traffic to avoid Internet congestion points.

BUILD ON MANAGEMENT EXPERIENCE AND METROMEDIA COMPANY RELATIONSHIP

         Leverage the communications industry knowledge and sales expertise of our management team and board of directors including:

         - Stephen Garofalo, our Chairman and Chief Executive Officer and founder, who has approximately 25 years of experience in the cable installation business;

         - Howard M. Finkelstein, our Vice Chairman who served in various capacities in Metromedia Company and its affiliates over a period of 16 years, including 9 years as President of Metromedia Company's long distance telephone company, until its merger with MCI/WorldCom, Inc. in 1993;

         - Nick Tanzi, our President and Chief Operating Officer, who served as Vice President - Sales from August 1997 to January 2000, and has held various executive positions in the telecommunications industry;

         - David Rand and Sherman Tuan who joined our Board of Directors following the acquisition of AboveNet and have extensive experience with Internet related ventures; and

         - John W. Kluge, Stuart Subotnick and David Rockefeller, each of whom bring extensive communications industry expertise and corporate governance experience.

BUILD-OUT OF NETWORKS

         We have concentrated on developing and constructing our networks. We have either obtained or are currently pursuing the acquisition of necessary licenses, franchises and rights-of-way to construct these networks. In constructing our fiber optic networks, we seek to create strategic alliances with the engineering and construction management firms that we have engaged to develop routes, easements and manage deployment plans. Firms with whom we are allied in this regard have deployed local loop network infrastructure for ILECs as well as for CLECs. Though we anticipate outsourcing much of the actual construction to various construction firms, we maintain strict oversight of the design and implementation of our fiber optic communications networks. We utilize only advanced commercially available fiber. We have ordered a substantial portion of our fiber optic cable from Lucent Technologies, Inc. However, we believe that we could obtain advanced fiber from other suppliers on acceptable terms.

         Our existing intra-city networks currently consist of approximately 514,000 fiber miles covering in excess of 1,000 route miles in six of our announced markets. Our inter-city network consists of approximately 132,000 fiber miles primarily covering our 255 route-mile network that we have built between New York City and Washington D.C. We have also built or, contracted to acquire, primarily through fiber swaps, a nationwide dark fiber network linking our intra-city networks.

         We have also entered into an agreement with Carrier 1 Holdings, Ltd. and Viatel, Inc., to jointly build a dark fiber intercity network between selected cities throughout Germany. Once completed, our German inter-city network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles that will connect 14 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. We have also swapped strands of fiber in the United States for strands of fiber on the Circe networks, which connects a number of European markets. In addition to our inter-city networks, we are constructing 16 intra-city networks throughout Europe. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada. Our networks will be high-capacity broadband networks capable of supporting high-quality voice, video, internet protocol and data traffic and built using a self-healing SONET architecture.

THE INTERNET SERVICE EXCHANGE

         Our Internet service exchanges provide co-location services, Internet connectivity services, network management services and tools. Our Internet service exchanges are designed to provide customers with the high performance, scalability, connectivity, security, reliability and expertise they need to enhance their business critical Internet applications. We create solutions for our customers based on their specific business and technical requirements, modifying the services as each customer's needs evolve. Our Internet related services are primarily delivered through centralized campuses located near MAE West and MAE East. Our New York facility is connected to our facility located near MAE East by high speed, high capacity fiber optic cable. This facility is intended to facilitate access to European Internet traffic. Our management services and tools enable us and our customers to continuously manage their Internet operations jointly, proactively and remotely.

INTERNET CONNECTIVITY

         Our Internet connectivity services are designed to meet the requirements of high bandwidth, business critical Internet operations by providing highly reliable, scalable, non-stop and uncongested operations. As of December 31, 1999, AboveNet had peering relationships with more than 385 network providers, covering over 1,000 peering points. Any failure by AboveNet to maintain and increase peering relationships would have a material adverse effect on our business, results of operations and financial condition.

         Our network is designed to minimize the likelihood of service interruptions. Each ISX has multiple physical fiber paths into the facility. We maintain multiple network links from multiple vendors and regularly check that our network traffic traverses physically separated paths. This network architecture enhances the availability of a customer's site, even in the event of a link failure. In addition, since our customers' Internet operations often experience network traffic spikes due to promotions or events, we have a policy of maintaining significant excess capacity. We might not be able to expand or adapt our telecommunications infrastructure to meet additional demand or our customers' changing requirements on a timely basis and at a commercially reasonable cost, or at all.

         Our Internet connectivity services are also designed to reduce latency and to enhance network performance. Our engineering personnel continuously monitor traffic patterns and congestion points throughout the Internet and dynamically reroute traffic flows to improve end-user response times. We also enhance network performance by maintaining what we believe is among the largest number of direct public and private network peering interconnections in the industry. For customers seeking a direct communications link to the site of another customer that is located at the same ISX, we offer highly secure, fast and efficient cross-connections.

CO-LOCATION SERVICES

         We provide co-location services designed to meet the demands of sophisticated, multi-vendor business critical Internet operations. We support most leading Internet hardware and software system vendor platforms, including those from Ascend Communications, Inc., Nortel Networks, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Lucent Technologies Inc., Microsoft Corporation, Apple Computer, Inc., Network Appliance, Inc., Silicon Graphics Inc., Sun Microsystems Inc. and 3Com Corporation. This multi-vendor compatibility enables our customers to retain control over their choice of technical solution and to integrate their Internet operations into our existing information technology architecture. Because business critical Internet operations are dynamic and often require timely hardware and software upgrades to maintain targeted service levels, customers have twenty-four hours a day, seven days a week physical and remote access to the ISX facilities. Additional space and electrical power can be added as needed in order to provide our customers with access to additional server co-location services. Customers install and manage their own hardware and software at our facilities. We do not provide any Web hosting services.

MANAGEMENT SERVICES AND TOOLS

         Our management services and tools support business critical Internet operations by providing the customer with detailed monitoring, reporting and management tools to control their hardware, network, software and application environments. Through our network management services and tools, customers are able to remotely manage their business critical Internet operations housed at our ISX facilities. We believe that this provides an important advantage to enterprises that seek to outsource a portion of their Internet operations and to link the management of the outsourced operations with in-house operations. Our proactive management services and tools enable us to identify and resolve hardware, software, network and application problems, often before the customer is aware that a problem exists.

TECHNOLOGY

         Our networks consist of fiber optic communications networks which allow for high speed, high quality transmission of voice, data and video. Fiber optic systems use laser-generated light to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface to digital switching equipment or digital microwave systems. We plan to install backbone fiber optic cables containing up to 864 fiber optic strands, which have significantly greater bandwidth than traditional analog copper cables. Using current electronic transmitting devices, a single pair of glass fibers used by our network can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations, which is substantially more than traditional analog copper cable installed in many current communications networks. We believe that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber optic strand, thereby providing more bandwidth carrying capacity at relatively low incremental costs. Our network is capable of using the highest commercially available capacity transmission (OC-192) and thereby can handle advanced, capacity-intensive data applications such as voice over Internet Protocol, video teleconferencing, Frame Relay, ATM, multimedia and Internet-related applications. In our intra-city networks, we offer end-to-end fiber optic capacity, capable of utilizing SONET capable ring architecture, which has the ability to route customer traffic in either direction around its ring design thereby assuring that fiber cuts do not interrupt service to customers on our networks. Our networks are also capable of supporting DWDM. Currently, a state-of-the-art network operating system continuously monitors and maintains quality control of networks on a 24-hour basis, alerts us of any degradation or loss of fiber capacity and pinpoints the location of such degradation. This network operating system also enables us to repair or replace impaired fiber without any loss of service. In addition, the monitoring system automatically reroutes traffic in the event of a catastrophic break in the system, enabling us to ensure that our customers obtain continuous service.

         Our connectivity services utilize our proprietary ASAP technology to enhance Internet connectivity by monitoring all of our direct and indirect network connections for congestion. ASAP automatically monitors all of our major providers' and peers' direct and indirect connections on a real-time 24-hour basis to identify congestion. If packet loss and congestion is detected on any of the links that directly affect customers' performance, our network engineers are able to dynamically reroute traffic temporarily away from the problem link. This functionality is particularly important for emerging applications such as audio and video streaming and voice over the Internet.

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

SALES AND MARKETING

         Our sales and marketing strategy includes:

         - positioning ourselves as the preferred facilities based provider of broadband communications infrastructure and Internet connectivity services;

         - focusing on high dollar volume corporate and government customers;

         - emphasizing the cost advantages that will allow us to lease our fiber optic infrastructure at fixed prices which represent potentially significant savings for our large volume carrier and corporate customers relative to their present build or buy alternatives;

         - achieve broad market penetration and increase brand recognition for our Internet connectivity services among Internet service providers, Internet content providers and Web hosting companies; and

         - Identify opportunities to cross-sell our Internet connectivity services to our complementary infrastructure customer base.

         We also believe that communications carrier and corporate and government customers will be attracted to our dark fiber product and our unmetered pricing structure. Dark fiber is installed fiber optic cable which is not otherwise carrying a signal originated by the service provider, such as our company, but which will carry a signal generated by the customer. We intend initially to centralize our sales and marketing efforts on carrier customers through a national sales team and we are currently in the process of hiring additional sales professionals to focus on these customers. As we have constructed fiber optic networks in new cities, we have hired sales forces in these areas to target regional corporate, government and to a lesser extent carrier customers and we plan to continue this strategy.

         For our Internet connectivity services, we have developed a two-tiered sales strategy to target leading Internet service providers, Internet content providers and Web hosting companies through direct sales and channel relationships. We maintain a direct sales force of highly trained individuals in San Jose, California, New York, New York and Vienna, Virginia. Our sales force is supported by our sales engineers and, in many circumstances, by our senior management. We are also seeking to develop relationships with potential channel partners including hardware vendors, value added resellers, system integrators, application hosting and Web hosting companies in order to leverage their sales organizations.

COMPETITION

         Fiber optic systems are currently under construction both locally and nationally. In New York City, for example, several franchisees have been granted the right to install and operate a telecommunications network within the city. Development of fiber optic networks is also continuing on a national scale. The construction of these networks enables their owners to lease access to their networks to other communications carriers or large corporate or government customers seeking high bandwidth capacity, without these customers having to incur costly expenditures associated with building networks of their own. Alternatively, some network owners may choose to use their infrastructure to provide switched voice and data services, competing directly with ILECs and IXCs. Currently, we do not provide such services or plan to provide such services.

         In the cities where we plan to deploy fiber optic communications networks, we face significant competition from the ILECs, which currently dominate their local communications markets. We also face competition from

CLECs and other potential competitors in these markets and will face competition in the cities in which we plan to build our networks. Many of our competitors have financial, management and other resources substantially greater than ours, as well as other competitive advantages over us, including established reputations in the communications market.

         Various communications carriers already own fiber optic cables as part of their communications networks. Accordingly, each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity. In addition, although CLECs generally provide a wider array of services to their customers than we presently provide to our customers, CLECs nevertheless represent an alternative means by which our potential customer could obtain direct access to an IXC POP or other site of the customer's choosing. Thus, CLECs could compete with us. In November 1999, the Federal Communications Commission (the "FCC") ordered ILECs to provide nondiscriminatory access to their dark fiber to other telecommunications services providers. This will compete with us.

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

         We believe that as competition in the local exchange market develops, a fundamental division between the needs of corporate, governmental and institutional end users and residential end users will drive the creation of differentiated communications services and service providers. We believe that the CLECs, IXCs, ISPs, wireless carriers and corporate and government customers on which we focus will have distinct requirements, including maximum reliability, consistent high quality transmissions, capacity for high-speed data transmissions, diverse routing and responsive customer service. We believe that we will be able to satisfy the needs of such customers.

         Our Internet connectivity services business is intensely competitive. There are few substantial barriers to entering the co-location service business, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We believe that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We believe that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name and the availability of network management tools. AboveNet might not have the resources or expertise to compete successfully in the future. Our current and potential competitors in this market include:

- providers of co-location services, such as Exodus Communications, Inc., Frontier Corporation, which was acquired by Global Crossing Ltd., Hiway Technologies, Inc., which was acquired by Verio Inc., and Globix Corporation;

- national and regional ISPs, such as Concentric Network Corporation, PSINet, Inc., MCI WorldCom and certain subsidiaries of GTE Corporation;

- global, regional and local telecommunications companies, such as Sprint, MCI WorldCom and Regional Bell Operating Companies, some of whom supply capacity to AboveNet; and

- large information technology outsourcing firms, such as International Business Machines Corporation and Electronic Data Systems.

REGULATION

         As a provider of communications facilities, we are subject to varying degrees of regulation in each of the jurisdictions in which we operate. In the United States, some aspects of our services are regulated by the FCC and various state regulatory bodies. In some local jurisdictions, we must obtain approval to operate or construct our networks. In other countries where we operate we may also be subject to regulations by the agencies having jurisdiction over the provision of telecommunications services.

FEDERAL

         In the United States, federal telecommunications law directly shapes the market in which we compete. We offer two types of services -- the leasing of dark fiber and the provision of telecommunications transmission services

-- that are subject to varying degrees of regulation by the FCC pursuant to the provisions of the Communications Act of 1934, as amended, by the Telecommunications Act of 1996 (the "Communications Act"), and by FCC regulations implementing and interpreting the Communications Act.

         The Communications Act imposes legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio" and on "telecommunications carriers." Telecommunications carriers, or common carriers, are providers of telecommunications services, which is defined by the Communications Act as the offering of telecommunications for a fee "directly to the public" or to all potential users of an indiscriminate basis subject to standardized rates, terms, and conditions.

DARK FIBER LEASING. We believe that we are not a "telecommunications carrier" or "common carrier" with respect to our leasing of dark fiber facilities, and therefore that our dark fiber activities are not subject to special legal requirements applicable to such carriers. First, the FCC has said that leasing dark fiber is not a "telecommunications service" that is subject to FCC regulation. The FCC considers dark fiber a "network element". The FCC generally regulates "communication by wire or radio" or the "transmission" of "information of the users' choosing," neither of which describes the leasing of dark fiber facilities. Second, we do not offer dark fiber facilities as a common carrier, I.E., to all potential users on an indiscriminate basis. Instead, we enter into individualized negotiations on a selective basis with prospective lessees of our dark fiber facilities to determine whether and on what terms to serve each potential lessee. Our dark fiber offerings should therefore not be subject to the common carrier jurisdiction of the FCC or to the common carrier provisions of the Communications Act.

         If our offering of dark fiber facilities were deemed to constitute "telecommunications," then our revenues from such leases to end users (but not to other telecommunication carriers), whether or not provided on a common carrier basis, would become subject to assessment for the FCC's Universal Service Fund to assist in ensuring the universal availability of basic telecommunications services at affordable prices, and other FCC assessments. The FCC announced that the rate of assessment will be approximately 5.88% of gross interstate end-user revenues for the first quarter of 2000. On July 30, 1999, the U.S. Court of Appeals for the Fifth Circuit upheld in part the FCC's order but determined that assessments must be limited to interstate revenues. We cannot predict the effect of this ruling on the rate of assessment, or what rates of assessment will apply in future years. We may also be liable for assessments by state commissions for state universal service programs.

TRANSMISSION SERVICES. With respect to our offering of telecommunications services, however, we will likely operate as a common carrier, offering such transmission services to all potential users indiscriminately, and therefore will be subject to the regulatory requirements applicable to common carriers and to telecommunications carriers. For example, we will be required, with respect to our transmission services, to (1) provide such services indiscriminately upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; and (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services. We may also be required to file tariffs setting forth the rates for our services. Under current FCC policies, these regulatory requirements should not impose any substantial burdens on us. The FCC has recently determined, for example, that providers of "access" services (intracity transmission services used to originate and/or terminate interstate and foreign communications) need not file tariffs and may offer such services to customers on a private, contractual basis. Our revenues from transmission services will also be subject to FCC Universal Service Fund assessments as discussed above, to the extent that these services are purchased by end users. Since the revenues of our competitors will be subject to comparable assessments, this should not reduce our competitiveness. Also, being regulated as a "telecommunications carrier" will give us certain legal benefits. In particular, we will be entitled, like other competitive local exchange carriers to insist upon access to the existing telecommunications infrastructure by interconnecting our fiber-optic networks with incumbent local exchange carriers central offices and other facilities. Under the 1996 Telecom Act, ILECs must, among other things: (i) allow interconnection at any technically feasible point and provide service equal in quality to that provided to others, (ii) provide unbundled access to network elements, and (iii) provide access to their poles, ducts, conduits and other rights-of-way.

         ILECs must also provide "physical collocation" for other telecommunications carriers. Physical collocation is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements. An ILEC is required to allocate reasonable amounts of space to carriers on a first-come first-served basis. If space limitations or practical or technical reasons prohibit physical collocation, an ILEC must offer "virtual collocation," by which the other carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment. We intend, in some instances, to collocate portions of our network on the premises of certain ILECs. Our ability to do this on a cost-effective basis will depend on the rates, terms and conditions established for collocation, which will be established by state regulators in arbitration proceedings and therefore may vary from one state to the next.

         The FCC has responsibility under the 1996 Telecom Act's interconnection provisions to determine what elements of an ILEC's network must be provided to competitors on an unbundled basis. The FCC declared dark fiber an unbundled network element under these provisions. The FCC's requirements for unbundling were overturned by the Supreme Court, which ordered the FCC to re-evaluate the standard it uses to determine which network elements need to be unbundled. In response, the FCC recently issued an order affirming all but one of the network elements and also stating for the first time that ILECs must provide access to dark fiber as a separate element. In addition, federal district courts in a number of jurisdictions have interpreted the 1996 Telecom Act to include dark fiber as a network element, which must be unbundled. The FCC decision to treat dark fiber as an unbundled element, as well as these court rulings, could decrease the demand for dark fiber provided by us because our potential customers will be able to obtain dark fiber from ILECs at cost-based rates. In addition, the FCC has announced that state commissions may decide to add network elements to the FCC's list of elements that are required to be unbundled by carriers.

         ILECs, CLECs and inter-exchange carriers are subject to other requirements under the Communications Act, the FCC regulations and additional federal telecommunications laws. These requirements may affect our business by virtue of the inter-relationships that exist among us and many of these regulated telecommunications carriers. For example, the FCC recently issued an order requiring, among other things, that access charges (fees charged by ILECs to IXCs for use of local telephone facilities for the origination and termination of long-distance calls) shift in part from being usage driven to a fixed flat cost-based structure. The FCC recently issued an order granting ILECs greater pricing flexibility for their access services (both switched and non-switched), which may permit the ILECs to compete more effectively against some of our service offerings. While it is not possible to predict the precise effect the access charge changes will have on our business or financial condition, the reforms will reduce access charges paid by IXCs, likely making the use of ILEC facilities by IXCs more attractive, which could have a material adverse effect on the use of our fiber optic telecommunications networks by IXCs. Bell Atlantic's proposed investment could subject us to additional regulation by the FCC. Bell Atlantic is an ILEC and pursuant to the Communications Act may not provide long distance service within its geographic region until certain conditions are met. Companies in which an ILEC owns greater than a ten percent ownership interest are subject to the same prohibitions. If such prohibitions applied to us it would have a material adverse effect on our business. For that reason, our agreement with Bell Atlantic prohibits it from owning more than ten percent of us until the long-distance prohibitions no longer apply to Bell Atlantic and its affiliates.

STATE

         The 1996 Telecom Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits, or has the effect of prohibiting, any person from providing any interstate or intrastate telecommunications service. Nonetheless, this provision of the 1996 Telecom Act should enable us and our customers to provide telecommunications services in states that previously prohibited competitive entry.

         However, states retain jurisdiction, on a competitively neutral basis, under the 1996 Telecom Act to, adopt regulations necessary to preserve universal service, protect public safety and welfare, manage public rights of way, ensure the continued quality of communications services and safeguard the rights of consumers.

         States continue to determine the rates that ILECs can charge for most of their intrastate services. They are also responsible for mediating and arbitrating ILEC interconnection arrangements with other carriers if voluntary agreements are not reached. Accordingly, state involvement in local telecommunications services is substantial.

         Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of telecommunications services of they are "common carriers" or "public utilities". As with the federal regulatory scheme, we believe that the offering of dark fiber facilities does not make us of common carrier or public utility so we would not be subject to this type of regulation in most jurisdictions in which we currently have or plan to construct facilities. Our offering of transmission services (as distinct from dark fiber capacity), however, will likely be subject to regulation in each of these jurisdictions to the extent that these services are offered for intra-state use. Even though our facilities will be physically located in individual states, we anticipate that most customers will use our facilities and services for the purpose of originating and/or terminating interstate and foreign communications. Under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of inter-state or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation.

         State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Our subsidiaries are currently authorized to provide intrastate telecommunications services in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Washington and have applications pending in Arizona, Louisiana and North Carolina. At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently intend to operate will have any material adverse effect on our operations. These regulations may require, among other things, that we obtain certification to operate, and that we provide notification of, or obtain authorization for, certain corporate transactions, such as the transaction with Bell Atlantic. In any event, we will incur certain costs to comply with these and other regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including contributions to state universal service programs. In some jurisdictions, our pricing flexibility for intra-state services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, we make no assurances that future regulatory, judicial, or legislative action will not materially adversely affect us.

         Bell Atlantic was recently approved by the FCC to provide long distance service in New York on the grounds that it provides nondiscriminatory access and interconnection to its network facilities for the network facilities of one or more unaffiliated competing providers of telecommunications services. In conjunction with the March 6, 2000 investment in us, Bell Atlantic became a significant customer of ours.

LOCAL

         In addition to federal and state laws, local governments exercise legal authority that affects our business. For example, local governments, such as the City of New York, typically retain the ability to manage public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services and local governments may not treat telecommunication service providers in a discriminatory manner. Because of the need to obtain approvals, local authorities affect the timing and costs associated with our use of public rights-of-way. In addition, some local authorities must approve or be notified of certain corporate transactions, such as the Bell Atlantic transaction. These regulations may have an adverse effect on our business.

FEDERAL REGULATION OF INTERNATIONAL SERVICE

         Various regulatory requirements and limitations also will influence our business as we enter the market for international telecommunications service. We have entered into a 50/50 joint venture, ION, with a subsidiary of Racal that contemplates jointly acquiring and selling international, facilities-based telecommunications capacity between the U.S. and the United Kingdom and possibly between the U.S. and other markets. ION is a U.S. international common carrier subject to U.S. regulation under Title II of the Communications Act, and, we are also a U.S. international common carrier subject to the same regulations. Under current FCC rules, international carriers that do not exercise market power and that are not affiliated with dominant foreign carriers (carriers possessing market power in their local markets) are subject to relatively relaxed U.S. regulation as nondominant international carriers. As a non-dominant common carrier, ION and we are subject to, among other policies, the common carrier obligation of nondiscrimination. In addition, FCC rules prohibit U.S. carriers from bargaining for special concessions from certain foreign partners. ION and we are required, under Sections 214 and 203 of the Communications Act to obtain authorization and file an international service tariff containing rates, terms and conditions prior to initiating service. As a nondominant carrier, ION and we are eligible to seek "global" authorization under Section 214 to operate as facilities-based and/or resale carrier. International carriers are also subject to certain annual fees and filing requirements, such as the requirement to file contracts with other carriers, including foreign carrier agreements, and reports setting forth international circuit, traffic and revenue data. Failure to obtain an appropriate U.S. license for international service or the revocation of a license could materially adversely affect our future operations.

         Until recently, international common carriers were also required to comply with the FCC's International Settlements Policy which defines the permissible boundaries for U.S. carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The FCC, however, recently decided that it is no longer necessary to apply the International Settlement Policy rules to U.S. carrier arrangements with non-dominant foreign carriers and with arrangements with all foreign carriers in competitive foreign markets. Since the U.S.-UK route has been declared competitive by the FCC, ION and we will not have to comply with the International Settlement Policy.

         The FCC has also made significant changes to other aspects of its international regulatory regime that facilitate our international operations. For example, it has approved the provisions of switched services over private lines ("ISR") interconnected with the public switched network between the United States and 22 other countries, including the UK and Germany. Recently, the FCC took steps to streamline the application process for authority to provide international services, relaxing further the rules for almost all international services to almost all countries (with China, Taiwan, Russia, Saudi Arabia, the notable exceptions). The FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries, and reduce accounting rates toward cost. We are unable to predict how the FCC will resolve the various pending international policy issues and the effect of such resolutions on us.

REGULATION OF INTERNATIONAL OPERATIONS

         Our international services are also subject to regulation in other countries where we operate. Such regulation, as well as policies and regulations on the European Union level, may impose separate licensing, service and other conditions on our international service operations, and these requirements may have a material adverse effect on our ability to operate. In addition to our joint venture, ION, we have entered into a joint venture with Carrier 1 and Viatel to develop a fiber network linking Germany's main cities. We also have an agreement with Viatel to use Viatel's network in France, Germany, the UK and the Netherlands. The following discussion is intended to provide a general outline of certain regulations and current regulatory posture in certain foreign jurisdictions in which we currently operate or intend to operate, and is not intended as a comprehensive discussion of such regulations or regulatory posture. Local laws and regulations differ significantly among these jurisdictions, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable.

THE EUROPEAN UNION

         The European Union (the "EU") was established by the Treaty of Rome and subsequent treaties. EU member states are required to implement directives issued by the European Commission (the "EC") and the European Council by passing national legislation. The EC and European Council have issued a number of key directives establishing basic principles for the liberalization of the EU telecommunications market. This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directives and the Licensing Directive of April 1997 and the Interconnection Directive of June 1997, which address the procedures for granting license authorizations and conditions applicable to such licenses and the interconnection of networks and the interoperability of services as well as the achievement of universal service. The Licensing Directive sets out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services. It distinguishes between "general authorizations," which should normally be easier to obtain since they do not require an explicit decision by the national regulatory authority, and "individual licenses." EU member states may impose individual license requirements for the establishment and operation of public telecommunications networks and for the provision of voice telephony, among other things. Consequently, our operations in those EU member states comprising our European Network and our proposed operations in general, require our local operating subsidiaries to obtain individual licenses rather than operate under a general authorization. EU law permits member states to establish universal service funds and seek contributions from licensed operators. Each of the EU member states in which we currently conduct our business have different regulatory regimes and such differences are expected to continue. Licensing requirements and requirements to obtain necessary approvals vary considerably from country to country.

         On November 10,1999, the EC published a consultation paper called "Towards a new framework for Electronic Communications infrastructure and associated services". This communication advocates simplification of the existing package of European telecommunications legislation, greater reliance on competition rules and devolving more interpretation and enforcement functions to national regulatory authorities. It also recommends a move away from individual licenses to general authorizations. The communication is part of the EC's ongoing

1999 review of telecommunications European legislation. The proposals, if implemented, may make it easier for us to operate under general authorizations rather than obtaining individual licenses in each of the EU member states comprising our European Network.

         In a number of European jurisdictions, the standard licenses authorizing the operation of telecommunications networks and the provision of services over such networks assume that the licensee is a vertically integrated operator, running its own infrastructure and providing services to subscribers over such infrastructure. The impact of such licenses on operators that provide infrastructure alone is unclear in a number of European jurisdictions.

AUSTRIA

         The Telecommunications Act (Telekommunikationsgesetz or TKG) which came into force on August 1, 1997 establishes the basic regulatory framework for the telecommunications sector. It was enacted to prepare the market for the abolition of the voice telephony monopoly and to fulfil Austria's obligations under the relevant EU liberalisation and harmonisation directives.

         The TKG itself only sets out the basic regulatory provisions and leaves it to the competent telecommunications authorities to issue ordinances containing more detailed and specific provisions. So far, the Federal Minister of Science and Transport has issued several ordinances.

         The TKG provides for two regulatory authorities: the Telekom Control GmbH and the Telekom Control Kommission. The Telekom Control GmbH is responsible for the implementation of basic provisions, such as regulatory tasks and adjudicating complaints regarding fee disputes or quality of service. The Telekom Control Kommission is an independent three-member committee responsible for decisions about matters concerning civil rights. These matters include the issuance, withdrawal, revocation and amendment of licenses, the approval of general business conditions and tariffs of dominant operators, the definition of financial compensation to be paid from and to the universal service fund, the conditions for interconnection in the event of a dispute and decisions regarding failure to comply with the ban on cross-subsidisation.

         An individual license issued by the Telekom Control Kommission is required for the public offer of leased lines by means of an owner-operated fixed network. Metromedia Fiber Network Services GmbH ("MFN Austria") will shortly be filing an application for a licence for the provision of leased lines. According to the TKG, such required license shall be granted if the applicant has the necessary technical competence and there is no reason to assume that it will not provide the relevant service in accordance with the license. Further, the financial strength of the applicant, its experience in the telecommunications sector and its expertise shall be taken into consideration.

         Operators of public telecommunications networks have the right to negotiate interconnection with other operators. The framework for this interconnection is set out in the TKG and two ordinances, the "Zusammenschaltungsverordnung" (interconnection ordinance) and the "Numerierungsverordnung" (numbering ordinance). Additional principles for interconnection have been set out by the Kommission in several decisions.

BELGIUM

         The Belgian Telecommunications Act of March 21, 1991 (the "Belgian Act"), as amended, provides for the licensing and regulatory framework for telecommunications activities in Belgium. Under the Belgian Act, voice telephony was liberalized as of January 1, 1998. The Belgian Act is implemented by a number of Royal Decrees. These cover, among other things, licensing procedure, license fees, interconnection, universal service, number portability, mobile telecommunication services and mediation of conflicts between operators.

         Licenses in Belgium are granted by the Minister for Telecommunications, upon the recommendation of the national regulator, the Belgian Institute for Post and Telecommunications or BIPT. Under the Belgian regulatory schemes, there are two basic types of licenses: a voice telephony license (service license) and an infrastructure license (public network license). Other licenses are specific to mobile terrestrial services, mobile satellite services and so forth. Other services, such as the leasing of leased lines, are subject to a prior notification obligation to the BIPT.

         A services license allows the licensee to offer voice telephony services to the public, independent of the infrastructure used. An infrastructure license allows the licensee to build and operate a network and allow the use of that network for public voice telephony services (a "public" network). Only an infrastructure license provides the licensee with certain rights of way over public property. The provision of dark fiber (owned but not-self-operated infrastructure) does not require an infrastructure license.

         Our Belgian subsidiary, Metromedia Fiber Network Belgium BVBA/SPRL, will apply for an infrastructure license in the near future.

         A licensed operator of a public network will have the right, but also the obligation, to negotiate interconnection with other operators. For its interconnection with Belgacom, the Belgian incumbent operator, the interconnection rates are fixed in the BRIO 2000 (the Belgacom Reference Interconnect Offer for the year 2000). A BRIO is negotiated each year among Belgacom, the industry and the BIPT and is subject to regulatory approval. Interconnection rates with other operators are subject to commercial agreement.

         Licensed operators are under an obligation to present their standard terms and conditions with regard to the provision of telecommunication services to the public to the regulator, who may not accept these or suggest modifications. Licensed operators are also subject to certain universal service financing obligations.

FRANCE

         In July 1996, France enacted legislation providing for the liberalization of all telecommunications activities by January 1, 1998. The establishment and operation of public telecommunications networks and the provision of voice telephony services to the public are subject to individual licenses granted by the Minister in charge of telecommunications upon recommendation of France's independent regulatory authority, the Autorite de Regulation des Telecommunications ("ART").

         The regulation of telecommunication services is set out in article L34-1 of the French Post and Telecommunications Code ("PTC"), which requires a license to be issued for "the commercial provision to the public of a service consisting of the conveyance of direct, real-time voice telephony between public switched telephone networks for mobile and fixed users."

         In order to own and control transmission infrastructure in France, and benefit from rights of ways, a carrier must obtain a network license under article L33-1 of the PTC. On October 7, 1999, Metromedia Fiber Network France SAS ("MFN France") was granted an L 33-1 license to be a public telecommunications network operator. This license enables MFN France to build a telecommunications network in the following French regions: Alsace, Champagne-Ardenne, Ile de France, Lorraine, Nord - Pas de Calais and Picardie. The license is granted for 15 years and may not be freely assigned.

         MFN France is subject to the requirements in the operation of its public telecommunications network, as set forth in the schedule of conditions attached to the license.

         Local authorities are under the obligation to grant authorizations for public occupancy to licensed telecommunication operators. MFN France is therefore entitled by law to obtain rights of way on public properties to build its network. However, such authorizations may contain restrictions relating to, among other things, the location, the coordination of works and operations in consideration of public traffic and maintenance of the roads. In consideration for the right to use the public property, MFN France will be required to pay annual fees to such local authorities. The right to occupy the public domain is precarious and is granted to telecommunication operators in consideration of the person or entity to which the telecommunication license is granted. MFN France will also benefit from statutory easements on private properties.

         MFN France is entitled to interconnection with France Telecom. France differentiates between interconnection for public telecommunications network operators, holding a L33.1 license, and voice telephony service providers, holding a L34.1 license. The 2000 interconnection tariffs of France Telecom, which have been officially approved by ART, provide different interconnection rates for public telecommunications network operators and for voice telephony service providers.

GERMANY

         The German Telecommunications Act of July 25, 1996 (the "German Telecommunications Act") liberalized all telecommunications activities. Under the German Telecommunications Act, voice telephony was liberalized as of January 1, 1998. The German Telecommunications Act has been complemented by several Ordinances. The most significant Ordinances concern license fees, rate regulation, interconnection, universal service, frequencies and customer protection. Under the German regulatory scheme, licenses can be granted within four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. The licenses required for the operation of transmission lines are divided into three infrastructure license classes: mobile telecommunications (license class 1); satellite (license class 2); and telecommunications services for the general public (license class
3). The provision of dark fiber does not require a license. Beside the infrastructure licenses, an additional license is required for provision of voice telephony services on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines. Metromedia Fiber Network GmbH obtained a class 3 license for the whole territory of Germany on October 20, 1999.

         According to the License Fees Ordinance, a nationwide class 4 license costs a one-time fee of DM 3,000,000 (approximately $1.5 million at December 31, 1999). A nationwide territorial class 3 license costs DM 10,600,000 (approximately $5.5 million at December 31, 1999). The Administrative Court of Cologne held in a preliminary ruling that there is a high probability that the license fees are excessive and that therefore the Ordinance might be void. The Upper Administrative Court of Northrhine-Westfalia, however, did not agree with these doubts when it received a complaint from the Regulierungsbehorde fur Telekommunikation und Post (the "RegTP"). Metromedia Fiber Network GmbH has received license fee orders in the total amount of DM 10,600,000. Metromedia Fiber Network GmbH has challenged these license fee orders before the Administrative Court. The legal proceedings are currently at an early stage and we do not know when the courts will reach a decision. Since the action does not suspend the obligation to pay the fees, Metromedia Fiber Network GmbH must pay the fees. If the administrative court action is successful, the sum paid or a portion thereof will be refunded.

         Licensees that operate transmission lines crossing the boundary of a property have the right to install transmission lines on, in and above public roads, squares, bridges and public waterways without payment; however, when installing transmission lines a planning agreement must be obtained from the relevant authorities. Metromedia Fiber Network GmbH has concluded framework agreements with the cities of Frankfurt, Stuttgart, Cologne and Munich on the conditions and procedures for obtaining the necessary planning agreements with the city authorities.

         The German Telecommunications Act provides that the operators of public telecommunications networks are under the obligation to interconnect and have a right to request interconnection from other operators. This right and the obligation only apply to operators of public telecommunications networks. According to the Regulatory Authority, a public telecommunications network consists of at least one switch and three transmission lines and is the basis for the provision of telecommunications services to the public. Since Metromedia Fiber Network GmbH does not operate any switching equipment in Germany and does not intend to do so, the right and the obligation do not apply to Metromedia Fiber Network GmbH.

         Licensed operators are under an obligation to present their standard terms and conditions (with regard to the provision of telecommunications services for the public) to the RegTP. The RegTP may, based upon specified criteria, decide not to accept these terms and conditions. Metromedia Fiber Network GmbH may become subject to universal service financing obligations. Currently, it is unlikely that the universal service financing system will be implemented in Germany in the foreseeable future. These obligations do not apply as far as the provision of mere dark fiber is concerned.

ITALY

         Under Presidential Decree No. 318 of September 19, 1997 on the "Regulation for the implementation of European Directives in the telecommunications field" (the "Italian Telecommunications Act") and Ministerial Decree of November 25, 1997 on individual licenses, an individual license is required, inter alia, for (i) the provision of voice telephony services, (ii) the establishment and provision of public telecommunications networks, and (iii) the establishment of a public network in order to provide voice telephony services on such a network (so-called "combined" license). The combined license is intended to expedite the administrative licensing process for any facility-based operator, but it does not allow the provision (e.g., the lease to third parties) of the operator's network.

         On January 21, 2000, Metromedia Fiber Network Italia S.r.l. ("MFN Italy") filed with the Italian Telecommunications Regulatory Authority (the "ITRA") an individual license for the establishment and provision of public telecommunications networks in the Milan area (the "Network License"). Once granted, the Network Licence will entitle MFN Italy to establish and provide its network in the Milan area.

         In addition, in order to dig and build on public land, network licensees must previously obtain ad hoc rights of way from the relevant municipal authorities. Such rights of way are generally granted in the form of concessions. In this respect, the Italian Telecommunications Act provides that the public authorities in charge of public property management may not discriminate among telecommunications operators in connection with the granting of rights of way for the installation of public telecommunications networks. The ad hoc concession is not required for the installation of "backbones", as these will be defined by the ITRA.

         Telecommunications operators belonging to defined categories have the right to negotiate interconnection with any telecommunications operator within the same categories. Accordingly, once MFN Italy obtains the Network License, it will be entitled to negotiate interconnection with other operators (including the incumbent operator, Telecom Italia S.p.A.)

         Under Ministerial Decree of April 23, 1998 on interconnection and network access (the "Interconnection Decree"), the telecommunications operators mentioned above must enter into interconnection agreements within 45 days from the beginning of the relevant negotiations. If there is no agreement between the parties by such deadline, the telecommunications operators involved must transmit to the ITRA the scheme of the agreement, highlighting those parts on which they were unable to find a mutually acceptable solution. The ITRA must resolve interconnection disputes within 90 days from notification of the dispute and, in the meantime, it may also issue temporary restraining orders.

         The telecommunications operators mentioned above and notified by the ITRA as having significant market power with respect to the interconnection (i.e., currently Telecom Italia S.p.A., Telecom Italia Mobile S.p.A. and Omnitel Pronto Italia S.p.A.) must apply non-discriminatory, objective, transparent and cost-oriented interconnection prices.

THE NETHERLANDS

         The Telecommunications Act of 1998 (the "Dutch TA") provides a licensing and regulatory framework for telecommunications activities in the Netherlands. The Secretary of State at the Ministry of Transport, Public Works and Water Management (the "Secretary of Transport") is responsible for granting individual licenses for use of frequencies under the Dutch TA, for enforcing the terms of such licenses and for overseeing telecommunications policy, aided principally by the Directorate General of Telecommunications and Post and the Radio Communications Agency. The Independent Authority for Post and Telecommunications ("OPTA") is responsible, among other things, for performing registrations, issuing numbers, regulating interconnection rights and obligations, adjudicating interconnection disputes, and generally enforcing the obligations under the Dutch TA in respect of registered parties. Both Metromedia Fiber Network B.V. ("MFN BV") and Metromedia Fiber Network ICN B.V. ("MFN ICN BV") have been registered with OPTA as providers of public telecommunications networks as of July 1999. Under these registrations, MFN BV and MFN ICN BV are authorized to construct and publicly offer telecommunications networks, which include dark fiber. As registered parties, both MFN BV and MFN ICN BV are granted statutory rights of way over public land.

         Any provider of a public telecommunications network or of public telecommunications services has the right to negotiate interconnection as well as a corresponding obligation to negotiate interconnection with any other such provider. The terms, conditions and charges to be applied to interconnection between operators who do not have significant market power are not specifically regulated and are therefore subject to commercial agreement. All the aforementioned providers are eligible to benefit from the terms and conditions and charges which fixed-line operators with significant market power are obliged to offer by an interconnection directive. In the Netherlands, KPN Telecom has significant market power for the provision of fixed networks and services and leased lines.

UNITED KINGDOM

         The Telecommunications Act of 1984 (the "U.K. Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry (the "Secretary of Trade") is responsible for granting licenses under the U.K. Act and for overseeing telecommunications policy, while the Director General of Telecommunications (the "Director General") and his office (the Office of Telecommunications ("OFTEL")) are responsible, among other things, for enforcing the terms of such licenses. Both ION and Metromedia Fiber Network UK Limited ("MFN UK") have been granted Public Telecommunication Operator ("PTO") licenses. The PTO license authorizes the operation of and provision of services over the operator's own international facilities as well as an authorization to provide telecommunications services in the United Kingdom.

         MFN UK will be used as the operating company in the United Kingdom and has been granted code powers, which gives it statutory rights of way over land, which override private rights.

         Any operator who appears on the Annex II list on the OFTEL web-site (www.oftel.gov.uk) has the right to negotiate interconnection as well as a corresponding obligation to negotiate interconnection with any other operator in Annex II. The terms, conditions and charges to be applied to interconnection between operators who do not have significant market power are not specifically regulated and are therefore subject to commercial agreement. All Annex II operators are eligible to benefit from the terms and conditions and charges which fixed-line operators with significant market power are obliged to offer by the Interconnection Directive. In the United Kingdom, British Telecommunications and Kingston Communications have significant market power for the provision of fixed networks and services and leased lines. ION is included in the Annex II list of operators on OFTEL's web-site and therefore has a right coupled with a corresponding obligation to negotiate interconnection with any other operator on the Annex II list. MFN UK is not currently included in the Annex II list but may apply to OFTEL to be included in the list.

OTHER COUNTRIES

         In addition to our operations in the above countries, we are also in the process of incorporating or have incorporated local subsidiaries and are applying for licenses in The Czech Republic, Denmark, Hungary, Ireland, Israel, Japan, Spain and Switzerland.

EMPLOYEES

         As of December 31, 1999, we employed 608 people, including 350 in engineering and construction, 163 in sales and marketing and 95 in administration. Our employees are not represented by any labor union. We consider our relationship with employees to be good.

ITEM 2. PROPERTIES

         Our principal properties currently are the fiber optic cable in place and its component assets. We own substantially all of the communications equipment required for our business. Our installed fiber optic cable is laid under the various rights-of-way held by us. Our other fixed assets are located at various leased locations in the geographic areas that we serve. Our executive and administrative offices are located at our principal office at One North Lexington Avenue, White Plains, New York. We lease this space (currently approximately 29,000 square feet) under an agreement that expires in March 2003. We lease additional office or operation space in many of the markets we are building out our network. Such additional space ranges from 1,000 to 10,000 square feet under agreements that expire within the next three to ten years.

         AboveNet's executive and administrative offices are located at 50 West San Fernando Street, San Jose, California. We lease this space (approximately 19,850 square feet) under an agreement that expires in February 2008. PAIX's executive and administrative offices are located at 285 Hamilton Avenue, Palo Alto, California (approximately 5,130 square feet) under an agreement that expires in January 2007. In addition, AboveNet and Palo Alto Internet Exchange lease various co-location facilities in California, Virginia and New York that range from 10,000 to 29,000 square feet under agreements that expire within the next 10 to 20 years.

ITEM 3.  LEGAL PROCEEDINGS

         On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of the Company which we cannot currently ascertain but believe to be approximately 225,000 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses. We have moved for summary judgment on the complaint.

         In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860,627,590.99, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees.

         We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, an award of the magnitude being sought in the Goldsmith Litigation would have a material adverse effect on our financial condition or results of operations.

         On or about October 20, 1997, Vento & Company of New York (referred to as "VCNY") commenced an action against us, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida (collectively, the "Sahagen Defendants") and Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon (the "Kramer Defendants") in the United States District Court for the Southern District of New York (No. 97 CIV 7751) (the "VCNY Litigation"). On or about May 29, 1998, VCNY filed an amended complaint. On or about July 2, 1999, VCNY filed a second amended complaint. In its complaint, as amended, VCNY alleged seven causes of action in connection with its sale of 900,000 shares (not adjusted for subsequent stock splits) of class A common stock to Peter Sahagen and the Kramer Defendants on January 13, 1997. The seven causes of action includes: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty; (iv) negligent misrepresentation and omission; and (v) breach of contract. VCNY was seeking, among other things, rescission of the stock Sale, or alternatively, damages in an amount, which it contended was in excess of $460 million, together with interest. In March 2000, the parties entered into a settlement agreement. Under our portion of the settlement, we are issuing shares of class A common stock having a value of approximately $1.9 million. As a result, the action has been dismissed with prejudice.

         On June 29, 1999, an alleged stockholder of AboveNet filed a lawsuit, captioned KAUFMAN V. TUAN, ET AL, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet and the Company (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend themselves vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by the AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by the Company on July 26, 1999. Upon stipulation of the parties, this action was dismissed without prejudice in December 1999.

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

         In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually or in the aggregate, including the Contardi litigation and the Goldsmith litigation, will have a material adverse effect on our financial condition or results of operations, although we can make no assurances in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Since October 28, 1997, the Class A Common Stock has been listed and traded on the Nasdaq National Market (the "Nasdaq") under the symbol "MFNX." The following table shows the range of reported high and low closing prices per share of Class A Common Stock for each quarter within the Company's two most recent fiscal years:


1999                                                HIGH ($)   LOW ($)
----                                                --------   -------
First Quarter ...................................   14         8 3/8

Second Quarter ..................................   23 3/4     13 11/16

Third Quarter ...................................   20 1/8     11

Fourth Quarter ..................................   24 9/16    12 1/8



1998                                                HIGH ($)   LOW ($)
----                                                --------   -------
First Quarter ...................................   2 5/8      1

Second Quarter ..................................   2 15/16    1 5/8

Third Quarter ...................................   4 7/16     2 5/8

Fourth Quarter ..................................   8 11/16    3 1/8


         The above prices reflect the effect our two-for-one stock splits of our Class A and Class B Common Stock in the form of 100 percent stock dividends to all shareholders completed August 28, 1998, December 22, 1998 and May 19, 1999. Such prices reflect the effect our two-for-one stock split of our Class A and Class B Common Stock with a record date for stockholders of March 14, 2000, which is to be completed on or about April 17, 2000.

         HOLDERS. As of March 14, 2000, there were approximately 441 record holders of Class A Common Stock and three record holders of Class B Common Stock. The closing price for the Class A Common Stock on such date was $91.875 per share as reported on the Nasdaq. The Company is aware that it has a substantial number of additional shareholders who hold their shares through The Depository Trust Company.

         On October 28, 1997, in connection with our initial public offering, we approved two share exchanges pursuant to which 153,039,040 shares of the old common stock, par value $.01 per share, were exchanged for the same number of shares of Class A Common Stock and a total of 134,452 shares of our Series B Convertible Preferred Stock, par value $.01 per share were exchanged for 68,167,776 shares of our Class B Common Stock. Immediately thereafter, two shareholders converted an aggregate of 629,232 shares of Class B Common Stock into an equivalent number of shares of Class A Common Stock. These exchanges were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof.

         DIVIDENDS. We have never declared or paid any cash dividends on our Class A Common Stock or our Class B Common Stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of our business. In addition, the terms of the indentures for our senior notes restrict our ability to pay dividends on our shares of common stock. Any future determination with respect to the payment of dividends will be within the sole discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements, the current terms of the indenture governing our 10% senior notes or other then-existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our board.

         We are not currently, and do not expect to become, subject to the registration requirements of the Investment Company Act of 1940.

ITEM 6.  SELECTED FINANCIAL DATA

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data set forth below for Metromedia Fiber Network for the years ended December 31, 1999, 1998, and 1997 and as of December 31, 1999 and 1998, is derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for Metromedia Fiber Network for the years ended December 31, 1996 and 1995 and as of December 31, 1996 and 1995 are derived from our audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included elsewhere herein


                                                             FISCAL YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                              1999(c)         1998         1997         1996         1995
                                                            (in 000's, except per share data)
STATEMENT OF OPERATIONS DATA
Revenue                                    $  75,247    $  36,436    $   2,524    $     236    $      56
Expenses:
  Cost of sales                               49,019       13,937        3,572          699         --
  Selling, general and administrative         51,010       14,712        6,303        2,070        3,886
  Consulting and employment incentives (a)       397          248       19,218        3,652         --
  Settlement agreement                         1,932        3,400
  Depreciation and amortization               45,965        1,532          757          613          162
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) from operations                (73,076)       2,607      (27,326)      (6,798)      (3,992)
Interest income (expense), net               (40,256)       1,927        1,067       (3,561)        (327)
(Loss) from joint venture                     (1,606)        (146)        --           --           --
Income taxes                                    --          3,402         --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)                          $(114,938)   $     986    $ (26,259)   $ (10,359)   $  (4,319)
                                           ---------    ---------    ---------    ---------    ---------
                                           ---------    ---------    ---------    ---------    ---------

Net income (loss) applicable to common
    stockholders per share-basic           $   (0.28)   $    0.00    $   (0.14)   $   (0.07)   $   (0.04)
Net income applicable to common
    stockholders per share-diluted               N/A    $    0.00          N/A          N/A          N/A
Number of shares of common stock
    assumed outstanding-basic (b)            407,192      373,980      189,788      143,432       99,316
Number of shares of common stock
    assumed outstanding-diluted (b)              N/A      439,048          N/A          N/A          N/A



                                                                   AS OF DECEMBER 31,
                                           ----------------------------------------------------------------
                                                 1999         1998         1997         1996          1995
                                           ----------------------------------------------------------------
                                                                         (in 000's )
SUMMARY BALANCE SHEET DATA
Current assets                             $1,377,465   $  665,823   $  140,557   $      645    $      254
Working capital (deficiency)                1,127,945      555,050      133,030      (12,887)      (11,542)
Fiber optic transmission network and          796,684      244,276       24,934        6,369         5,885
    related equipment, net
Property and equipment, net                     9,215        2,716          759          525           468
Total assets                                3,959,985      974,417      167,378        7,977         7,077
Long-term debt                              1,699,314      672,675         --           --            --
Total liabilities                           2,125,309      816,903       17,838       14,835        12,413
Stockholders' equity (deficiency)           1,834,676      157,514      149,540       (6,858)       (5,336)

--------------------
(a) Represents value of common stock, warrants and options issued to consultants and officers to provide services to Metromedia Fiber Network.
(b) Based upon the weighted average shares outstanding after giving retroactive effect to stock splits; see Note 1 to "Notes to Consolidated Financial Statements."
(c)  Includes the impact of adopting FASB Interpretation No. 43.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to our financial condition and our results of operations for the three years ended December 31, 1999. This information should be read in conjunction with the Item 6. "Selected Consolidated Financial Data" and our consolidated Financial Statements and related notes thereto beginning on page F-1.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain statements in this section are "forward-looking statements." You should read the information under Part I, "Special Note Regarding Forward-Looking Statements" for more information about our presentation of forward-looking information.

GENERAL

         We provide dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for our communications intensive customers. We are a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through our acquisition of AboveNet, we also provide "one-hop" connectivity that enables mission-critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services.

         We currently have operations in, or under construction in, eleven Tier I cities throughout the United States and seven selected international markets. We intend to expand our presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

         Our existing intra-city networks consist of approximately 514,000 fiber miles covering in excess of 1,000 route miles in the first eleven Tier I cities. We are currently working to expand our existing local intra-city networks in these metropolitan areas, and to construct additional intra-city networks in approximately 40 additional Tier I and Tier II markets in the United States.

         Our inter-city network currently consists of approximately 132,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire, (primarily through fiber swaps) a nationwide dark fiber network linking our intra-city networks.

         In addition to our domestic networks, we intend to expand our international presence to include approximately 17 major markets. In February 1999, we entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, the German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. We have also swapped strands of fiber in the United States for strands of fiber on the Circe network, which connects a number of European markets. In addition to our inter-city networks, we are constructing 16 intra-city networks throughout Europe. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

         On September 8, 1999, we completed the acquisition of AboveNet. The holders of AboveNet common stock received 2.35 shares of our class A common stock for each share of AboveNet common stock. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations. PAIX, AboveNet's wholly owned subsidiary, serves as a packet switching center for ISPs. PAIX also offers secure, fault-tolerant co-location services to ISPs. The acquisition has been recorded under the purchase method of accounting and AboveNet's results will be included in the results of operations subsequent to the acquisition date. On October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic would agreed to purchase up to approximately 51.2 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming the issuance of the 51.2 million shares of class A common stock and conversion of the convertible subordinated note, this investment would represent 18.2% of our outstanding shares. Bell Atlantic has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of our network.

         Most of our contracts for the provision of dark fiber are accounted for as operating leases under which we recognize recurring monthly revenues.
For certain other contracts we recognize revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No.
43,"Real Estate Sales" ("FIN 43"), which requires that sales or leases of integral equipment subsequent to June 30, 1999, be accounted for in accordance with real estate accounting rules. We believe that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires us, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which we deliver the fiber. As a result, this change in accounting treatment reduces the revenue and income that we recognize in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

         By way of example, if we entered into an agreement for a 25 year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, we previously recorded average revenues of $20.0 million over the 5 years during which we delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require us to recognize revenue of $4.0 million per year over the 25 year term of the contract, even though we would receive a cash payment of $100.0 million when the contract is signed.

         We implemented this method of accounting for our contracts entered into after June 30, 1999, for which the method is required. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue between the dates of July 1, 1999 and December 31, 1999 than would have been recorded if this change had not been imposed.

STOCK SPLITS. On August 28, 1998, December 22, 1998, and May 19, 1999, we completed two-for-one stock splits of our class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of certain specified dates. On March 2, 2000 the company announced a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000. This stock split will be effective on or about April 17, 2000.

         All share and per share amounts presented herein give retroactive effect to the three stock splits effected in 1998 and 1999, and to the pending stock split. As of December 31, 1999, adjusted for the effect of the stock dividends, we had 411,116,800 class A common shares outstanding and 67,538,544 class B common shares outstanding.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES. Revenues for 1999 were $75.2 million or 107% greater than revenues of $36.4 million for the same period in 1998. The increase reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to sales-type leases of portions of our network for contracts entered into before June 30, 1999, and the inclusion of AboveNet's revenue for the period of September 9, 1999 (acquisition date) through December 31, 1999. Revenue recognized in 1999 using the percentage of completion method was $40.3 million, compared to $32.8 million in 1998. If not for the impact of the aforementioned accounting change, effective June 30, 1999, the increase in revenues would have been greater.

COST OF SALES. Cost of sales was $49.0 million for 1999, a 253% increase over cost of sales of $13.9 million for 1998. Cost of sales increased for 1999 compared with the same period in 1998 due to costs related to the inclusion of AboveNet's operations since the acquisition date, costs associated with the greater number of customers, as well as higher fixed costs associated with the operation and maintenance of our networks. Costs of sales as percentages of revenue for 1999 and 1998 were 65% and 38% respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of the Company's fiber optic network, as well as the higher fixed costs related to our internet connectivity services. Cost of sales in 1999 related to the percentage of completion method was $10.7 million, compared to $11.2 million in 1998. Cost of sales was also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $51.0 million during 1999 from $14.7 million during 1998, an increase of $36.3 million, or 247%. The increase in selling, general and administrative expenses resulted primarily from increased overhead to accommodate our network expansion and the acquisition of AboveNet. As a percentage of revenue, selling, general and administrative expenses increased to 68% of revenue for 1999, from 40% for the comparable period in 1998. Selling, general and administrative expenses as a percentage of revenue were also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SETTLEMENT AGREEMENT. We recorded $1.9 million and $3.4 million for settlement agreements in 1999 and 1998, respectively.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). For the year ended December 31, 1999 we recognized a loss before interest, taxes, depreciation and amortization of $27.1 million compared with income before interest, taxes, depreciation and amortization for the year ended December 31, 1998 of $4.1 million. The change in EBITDA is primarily due to the acquisition of AboveNet and the aforementioned accounting change.

DEPRECIATION AND AMORTIZATION. We recorded depreciation and amortization of $46.0 million during 1999 versus $1.5 million during 1998, an increase of $44.5 million. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of AboveNet and increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS. For the year ended December 31, 1999, loss from operations was $73.1 million, a $75.7 million change over the $2.6 million income for the comparable period in 1998. The loss was greater as a result of the acquisition of AboveNet and the aforementioned accounting change, effective June 30, 1999.

INTEREST INCOME. Interest income was $32.1 million during 1999 compared with $8.8 million during the comparable 1998 period, an increase of $23.3 million or 265%. Interest income increased as a result of the investment of certain of the proceeds from the issuance and sale of our 10% senior notes due in 2008 and 2009.

INTEREST EXPENSE (NET). Interest expense increased for 1999 to $72.4 million compared with $6.9 million during the same period of 1998. The increase in interest expense reflects the issuance and sale of our 10% senior notes due in 2008 and 2009, issued in November 1998 and October 1999, respectively.

INCOME (LOSS) FROM JOINT VENTURES. For the year ended December 31, 1999 we recorded a $1.6 million loss from joint ventures compared with a $146,000 loss for the year ended December 31, 1998. The increase is attributable to the losses incurred by AboveNet's joint venture investees.

NET LOSS. We had net loss of $114.9 million for 1999, versus net income of $986,000 for the comparable period of 1998. For the year ended December 31, 1999, the basic net loss per share was $0.28 versus a basic net income per share of $0.00 for the same period in 1998. The net losses were primarily attributable to the amortization of goodwill related to the AboveNet acquisition, the results of operations of AboveNet since the date of acquisition, the increase in net interest expense related to the issuance and sale of our 10% senior notes due in 2008 and 2009, issued in November 1998 and October 1999, respectively, and the aforementioned accounting change.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES. Revenues for 1998 were $36.4 million or 1,356% greater than revenues of $2.5 million for 1997. The increase in revenue for 1998 versus 1997 reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to grants of indefeasible rights of use to portions of our network and sales of dark fiber classified as sales type leases. Revenue recognized in 1998 using the percentage of completion method was $32.8 million. No revenue was recognized in 1997 using the percentage of completion method.

COST OF SALES. Cost of sales was $13.9 million in 1998, a 286% increase over cost of sales of $3.6 million in 1997. Cost of sales increased for 1998 as compared to 1997 due to costs associated with the commencement of service to customers, higher fixed costs associated with the operation of our network in service and the allocated costs of the network related to revenue recognized for grants of indefeasible rights of use to portions of our network and sales type leases of portions of our dark fiber classified as capital leases. Costs of sales, as percentages of revenue for 1998 and 1997 were 38% and 142%, respectively, declining as a result of the significant increase in the number of customers and revenues. Cost of sales in 1998 related to the percentage of completion method was $11.2 million. No cost of sales was incurred in 1997 relating to the percentage of completion method.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1998 were $14.7 million or 133% greater than selling, general and administrative expenses of $6.3 million during 1997. The increase in selling, general and administrative expenses for 1998 as compared to 1997 resulted primarily from increased overhead to accommodate our network expansion.

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

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for 1998 was $1.5 million or 88% greater than depreciation and amortization expense of $800,000 during 1997. The increases in depreciation and amortization expense resulted from increased investment in our completed fiber optic network and property and equipment.

INTEREST INCOME (EXPENSE). Interest income for 1998 was $8.8 million or 389% greater than interest income of $1.8 million during 1997. Interest income during 1998 was derived from investment of our excess cash received as proceeds from our initial public offering in October 1997 and the additional cash received in November 1998 from the proceeds of our $650 million note issuance. Interest expense increased in 1998 to $6.9 million as compared to $0.7 million for 1997. The increase in interest expense reflects interest accrued for the senior notes issued in November 1998.

INCOME (LOSS) FROM JOINT VENTURE. We recorded a $100,000 loss from our 50% share of the ION joint venture's loss for 1998. The loss primarily represents startup costs and operating activities for the joint venture.

INCOME TAXES. We recorded a provision for income taxes for 1998 in the amount of $3.4 million. This represents an estimated effective tax rate, for federal and state taxes, of 77.5%.

NET INCOME (LOSS). Net income was $1.0 million for 1998, as compared to a net loss of $26.3 million for 1997. For 1998, basic net income per share was $0.00 as compared to a basic net loss per share of $0.14 for 1997. On a diluted basis, net income per share for 1998 was $0.00.

         The improvements in results for 1998 were primarily attributable to the growth of revenues and the improvements in gross margins, as noted above, as well as the increase in net interest income related to the investment made by Metromedia Company and the funds raised through our initial public offering as compared to net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our initial public offering, on October 28, 1997, of 145,728,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriter's commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% Senior Notes due 2008 which generated net proceeds of $630.0 million. Also, on October 25, 1999, we issued and sold 10% Senior Notes due 2009 which generated net proceeds of $974.2 million. On October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic would purchase shares of our class A common stock and a convertible subordinated note. The agreement closed on March 6, 2000 and generated net proceeds of approximately $1.7 billion. In addition, Bell Atlantic has agreed to purchase a minimum of $550 million of fiber optic facilities payable over the next three years.

         For the year ended December 31, 1999, our operating activities generated $59.7 million of cash, compared with $18.0 million during the comparable period in 1998. The increase in cash provided by operations was primarily due to the increase in advance payments received from customers. For the year ended December 31, 1999, we used $344.8 million of cash for net investing activities compared with $126.0 million for 1998. This increase was due primarily to investments in the expansion of our networks and related construction in progress, and the acquisition of dark fiber infrastructure in certain markets in Texas. Offsetting these items was the cash acquired through the AboveNet acquisition. For the year ended December 31, 1999, we had net proceeds of $986.9 million of cash from financing activities, compared with $538.6 million in 1998. These amounts are primarily due to the issuance noted above of 10% senior notes in October, 1999 and November, 1998. We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks and market our services to an expanding customer base. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the build-out of our fiber optic networks and Internet service exchanges in 50 major markets in the United States and in 17 major international markets. We believe that the net proceeds from the investment by Bell Atlantic, the net proceeds from the senior notes, cash on hand, certain vendor financing and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and our other working capital needs through the year ended December 31, 2001. The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing on acceptable terms or at all.

         We expect to continue to experience negative cash flows for the foreseeable future. In addition, as part of our acquisition of AboveNet, we recorded approximately $1.6 billion in goodwill and other intangible assets, which we are amortizing over periods up to twenty years. Accordingly, we expect to report further net operating losses for the foreseeable future.

YEAR 2000 SYSTEM MODIFICATIONS

         Year 2000 has had no impact on our processing of date-sensitive information and network systems. The potential for Year 2000 problems is the result of computer programs being written using two digits (rather than four) to define the year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000.

         The Year 2000 effort has had a nominal cost impact. Such costs have been expensed as incurred, except to the extent such costs have been incurred for the purchase or lease of capital equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on the Company's outstanding debt, the Company is subject to other types of risk such as the collectibility of its accounts receivables. The Company's principal long term obligation are its $650 million 10% senior notes due 2008 and $1 billion 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Bell Atlantic in March 2000. The fair value of the long-term debt at December 31, 1999 was $1.65 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by $112.6 million and a decrease in the fair value of the Company's long term obligation by $94.3 million respectively.

         The Company has also purchased a portfolio of U.S. government securities, which mature at dates sufficient to provide for payment, in full, of interest on the Company's $650 million 10% senior notes due 2008 through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates its carrying value.

         The Company had $1.2 billion in cash and cash and equivalents at December 31, 1999. To the extent the Company's cash and cash equivalents exceed its short-term funding requirements the Company may invest its excess cash and cash equivalents in longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is incorporated by reference to pages F-1 through F-29 and S-1 herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information called for by this Part III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 1999 the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 16, 2000. Such information to be included in the Definitive Proxy Statement is hereby incorporated into Items 10, 11, 12 and 13 by this reference.

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

b)    Current Reports on Form 8-K

         1. On June 30, 1999 the Company filed a Form 8-K related to the Company entering into an Agreement and Plan of Merger among the Company, Magellan Acquisition, Inc. and AboveNet Communications Inc dated June 22, 1999.

         2. On September 10, 1999 the Company filed a Form 8-K announcing its completion of its merger with AboveNet Communications Inc. on September 8, 1999.

         3. On October 14, 1999 the Company filed a Form 8-K/A in connection with the acquisition or disposition of assets Company's in the completion of its merger with AboveNet Communications Inc. pursuant to the Agreement and Plan of Merger. 6.

         4. On October 18, 1999 the Company filed a Form 8-K announcing that Bell Atlantic Investments, Inc., a wholly owned subsidiary of Bell Atlantic Corporation had entered into a Securities Purchase Agreement on October 7, 1999 with the Company.

         5. On October 26, 1999 the Company filed a Form 8-K/A Amendment No. 2 in connection with the conversion of AboveNet shares into the Company shares in the completion of its merger with AboveNet Communications Inc. pursuant to the Agreement and Plan of Merger.

         6. On November 24, 1999 the Company filed a Form 8-K in connection with its completion of its public underwritten registered offerings of $750 million of it 10% Senior Notes due 2009.

         As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

c)    Exhibits


       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------

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



         4.5      Indenture, dated as of November 17, 1999, between Metromedia
                  Fiber Network, Inc. and The Bank of New York, as trustee (incorporated by reference to the Company's current Report on Form 8-K filed
                  November 24, 1999.)
         4.6      Form of 10% Senior Notes due 2009 of Metromedia Fiber
                  Network, Inc. (incorporated by reference to the Company's
                  current Report on Form 8-K filed November 24, 1999.)
         10.1     Form of Metromedia Fiber Network, Inc. 1997 Incentive Stock
                  Plan (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.2     Employment Agreement by and between National Fiber Network,
                  Inc. and Stephen A. Garofalo, dated as of February 26, 1997
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.3     Employment Agreement by and between National Fiber Network,
                  Inc. and Howard M. Finkelstein, dated as of April 30, 1997
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.4     Agreement dated as of April 30, 1997, as amended by a
                  Modification Agreement dated as of October, 1997 by and among
                  Metromedia Company, Stuart Subotnick, Arnold Wadler, Silvia
                  Kessel, Stephen A. Garofalo and National Fiber Network, Inc.
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.5     Franchise Agreement between the City of New York and National
                  Fiber Network, Inc., dated as of December 20, 1993
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.6     Conduit Occupancy Agreement by and between New York Telephone
                  Company and National Fiber Network, Inc., dated as of May 1993
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.7     Consulting Agreement between National Fiber Network and
                  Realprop Capital Corporation, dated as of February 1, 1996
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.8     Letter Agreement from National Fiber Network, Inc. to Peter
                  Sahagen, dated February 11, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
                  No. 333-33653)).
         10.9     Office Lease by and between National Fiber Network, Inc. and
                  110 East 42nd Street Associates, dated as of March 19, 1997
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.10    Trademark License Agreement by and between Metromedia Company and Metromedia Fiber Network, Inc., dated as of August 14,
                  1997 (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).
         10.11    Fiber Optic Use Agreement between National Fiber Network, Inc.
                  and NextLink New York, L.L.C., dated as of June 3, 1997
                  (portions of this exhibit are subject to a request to the
                  Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the
                  Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1
                  (Registration No. 333-33653)).
         10.12    Amended and Restated Agreement for the Provision of a Fiber
                  Optic Transmission Network, dated as of the Effective Date by and between US ONE Communications of New York, Inc. and
                  National Fiber Network, Inc. (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been
                  separately filed with the Securities and Exchange Commission)
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-33653)).



         10.13    Fiber Lease and Innerduct Use Agreement by and between
                  Metromedia Fiber Network, Inc. and NextLink Communications,
                  Inc., dated as of February 23, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange
                  Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange
                  Commission) (incorporated by reference to the Company's 1997
                  Annual Report on Form 10-K (File No.000-23269)).
         10.14    Amendment No. 1 to Fiber Lease and Innerduct Use Agreement by
                  and between Metromedia Fiber Network, Inc. and NextLink
                  Communications, Inc., made and entered into as of March 4,
                  1998 (portions of this exhibit are subject to a request to the
                  Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the
                  Securities and Exchange Commission) (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No.
                  000-23269)).
         10.15    Agreement of Lease by and between Connecticut General Life
                  Insurance Company and Metromedia Fiber Network Services, Inc.,
                  dated as of March 9, 1998 (incorporated by reference to the
                  Company's 1997 Annual Report on Form 10-K (File No.
                  000-23269)).
         10.16    Purchase Agreement, dated November 20, 1998 among Metromedia
                  Fiber Network, Inc., Salomon Smith Barney, Inc., Chase
                  Securities, Inc., Deutsche Bank Securities Inc. and Donaldson
                  Lufkin & Jenrette Securities Corporation (incorporated by
                  reference to the Company's Registration Statement on Form S-4
                  (Registration No. 333-71129)).
         10.17    Registration Rights Agreement, dated as of November 25, 1998 among Metromedia Fiber Network, Inc., Salomon Smith Barney,
                  Inc., Chase Securities, Inc., Deutsche Bank Securities Inc.
                  and Donaldson Lufkin & Jenrette Securities Corporation
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-4 (Registration No. 333-71129)).
         10.18    Security Agreement, dated as of November 25, 1998, between
                  Metromedia Fiber Network, Inc. and IBJ Whitehall Bank & Trust
                  Company (incorporated by reference to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-71129)).
         10.19    Employment Agreement by and between Metromedia Fiber Network,
                  Inc. and Vincent A. Galluccio, dated as of August 31, 1998
                  (incorporated by reference to the Company's Amendment No. 1 to
                  Registration Statement on Form S-4 (Registration No.
                  333-71129)).
         10.20    Employment Agreement by and between Metromedia Fiber Network,
                  Inc. and Gerard Benedetto, dated as of August 31, 1998
                  (incorporated by reference to the Company's Amendment No. 1 to
                  Registration Statement on Form S-4 (Registration No.
                  333-71129)).
         10.21    Employment Agreement by and between Metromedia Fiber Network,
                  Inc. and Nicholas M. Tanzi, dated as of August 31, 1998
                  (incorporated by reference to the Company's Amendment No. 1 to
                  Registration Statement on Form S-4 (Registration No.
                  333-71129)).
         10.22*   Franchise Agreement between the City of New York and National
                  Fiber Network, Inc., dated as of December 20, 1993.
         21.1*    List of Subsidiaries of Metromedia Fiber Network, Inc.
         23.1*    Consent of Ernst & Young LLP.
         24.1     Power of Attorney from officers and directors.
         27.1*    Financial Data Schedule.


-----------------------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METROMEDIA FIBER NETWORK, INC.

                                         By:    /s/ STEPHEN A. GAROFALO
                                             -----------------------------------
                                             Stephen A. Garofalo
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 17, 2000

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


          SIGNATURES                           TITLE OR CAPACITIES                   DATE
          ----------                           -------------------                   ----

/s/ STEPHEN A. GAROFALO                     Chairman of the Board and           March 17, 2000
-----------------------------------         Chief Executive Officer
           Stephen A. Garofalo

/s/ HOWARD M. FINKELSTEIN                   Vice Chairman of the Board and      March 17, 2000
-----------------------------------         Director
           Howard M. Finkelstein

/s/ NICHOLAS M. TANZI                       President and Chief Operating       March 17, 2000
-----------------------------------         Officer
           Nicholas M. Tanzi

/s/ GERARD BENEDETTO                        Senior Vice President,              March 17, 2000
-----------------------------------         Chief Financial Officer and
           Gerard Benedetto                 Chief Accounting Officer

/s/ SILVIA KESSEL                           Executive Vice President and        March 17, 2000
-----------------------------------         Director
           Silvia Kessel

/s/ ARNOLD L. WADLER                        Executive Vice President,           March 17, 2000
-----------------------------------         General Counsel,
           Arnold L. Wadler                 Secretary and Director

/s/ SHERMAN TUAN                            Chief Executive Office of           March 17, 2000
-----------------------------------         AboveNet and Director
           Sherman Tuan



/s/ DAVID RAND                              Chief Technology Officer and        March 17, 2000
-----------------------------------         Director
            David Rand

/s/ VINCENT A. GALLUCCIO                    Senior Vice President and           March 17, 2000
-----------------------------------         Director
            Vincent A. Galluccio

/s/ JOHN W. KLUGE                           Director                            March 17, 2000
-----------------------------------
            John W. Kluge

/s/ STUART SUBOTNICK                        Director                            March 17, 2000
-----------------------------------
            Stuart Subotnick

/s/ DAVID ROCKEFELLER                       Director                            March 17, 2000
-----------------------------------
            David Rockefeller

/s/ LEONARD WHITE                           Director                            March 17, 2000
-----------------------------------
            Leonard White


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . .            F - 2

Consolidated Balance Sheets as of December 31, 1999 and 1998 . . . . . . . . . .            F - 3

Consolidated Statements of Operations for the years ended December 31, 1999,                F - 4
1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows for the years ended December 31, 1999,                F - 5
1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for                 F - 6
the years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .            F - 8

Schedule II, Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .            S - 1


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Metromedia Fiber Network, Inc.

         We have audited the accompanying consolidated balance sheets of Metromedia Fiber Network, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metromedia Fiber Network, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, in 1999 the Company implemented the provisions of FASB Interpretation No. 43 "Real Estate Sales" with respect to certain leases.



                                      /s/ Ernst & Young LLP
                                      ----------------------


New York, New York
March 8, 2000

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                                         DECEMBER 31,
                                                                              ---------------------------
                                                                                     1999           1998
                            ASSETS
Current assets:
    Cash and cash equivalents .............................................   $ 1,262,391    $   569,319
    Pledged securities, current portion ...................................        31,960         61,384
    Accounts receivable, net ..............................................        72,166         30,910
    Prepaid expenses and other current assets .............................        10,948          4,210
                                                                              -----------    -----------
        Total current assets ..............................................     1,377,465        665,823

Fiber optic transmission network and related equipment, net ...............       796,684        244,276
Property and equipment, net ...............................................         9,215          2,716
Pledged securities ........................................................          --           30,512
Restricted cash ...........................................................        82,193           --
Marketable securities .....................................................        29,628           --
Investments in and advances to joint ventures .............................        23,130          4,156
Other assets ..............................................................       102,573         26,934
Goodwill, net .............................................................     1,539,097           --
                                                                              -----------    -----------
        Total assets ......................................................   $ 3,959,985    $   974,417
                                                                              ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................   $    43,344    $     6,106
    Accrued expenses ......................................................       186,528         96,512
    Deferred revenue, current portion .....................................        12,867          8,100
Capital lease obligations and notes payable, current portion...............         6,781             55
                                                                              -----------    -----------
        Total current liabilities .........................................       249,520        110,773

Senior notes payable ......................................................     1,660,900        650,000
Capital lease obligations and notes payable ...............................        38,414         22,675
Deferred revenue ..........................................................       176,475         33,455
Commitments and contingencies (see notes)
Stockholders' equity:
    Class A common stock, $.01 par value; 4,808,062,482
      shares authorized; 411,116,800 and 310,420,440 shares
      issued and outstanding, respectively ................................         4,111          3,104
    Class B common stock, $.01 par value; 1,044,509,564
      shares authorized; 67,538,544 shares issued and
      outstanding .........................................................           676            676
    Additional paid-in capital ............................................     1,995,741        195,971
    Accumulated deficit ...................................................      (157,175)       (42,237)
    Accumulated other comprehensive loss ..................................        (8,677)          --
                                                                              -----------    -----------
        Total stockholders' equity ........................................     1,834,676        157,514
                                                                              -----------    -----------
        Total liabilities and stockholders' equity ........................   $ 3,959,985    $   974,417
                                                                              ===========    ===========


                             SEE ACCOMPANYING NOTES.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                      1999         1998         1997
                                                                 ---------    ---------    ---------
Revenue ......................................................   $  75,247    $  36,436    $   2,524

Expenses:
    Cost of sales ............................................      49,019       13,937        3,572
    Selling, general and administrative ......................      51,010       14,712        6,303
    Consulting and employment incentives .....................         397          248       19,218
    Settlement agreements ....................................       1,932        3,400         --
    Depreciation and amortization ............................      45,965        1,532          757
                                                                 ---------    ---------    ---------
Income (loss) from operations ................................     (73,076)       2,607      (27,326)

    Interest income ..........................................      32,106        8,788        1,808
    Interest expense (including financing costs)  ............     (72,362)      (6,861)        (741)
    Loss from joint ventures .................................      (1,606)        (146)        --
                                                                 ---------    ---------    ---------
Income (loss) before income taxes ............................    (114,938)       4,388      (26,259)
    Income taxes .............................................        --          3,402         --
                                                                 ---------    ---------    ---------
Net income (loss)  ...........................................   $(114,938)   $     986    $ (26,259)
                                                                 =========    =========    =========
Net income (loss) per share, basic ...........................   $   (0.28)   $    0.00    $   (0.14)
                                                                 =========    =========    =========
Net income per share, diluted ................................         N/A    $    0.00          N/A
                                                                 =========    =========    =========
Weighted average number of shares
    outstanding, basic .......................................     407,192      373,980      189,788
                                                                 =========    =========    =========
Weighted average number of shares
    outstanding, diluted .....................................         N/A      439,048          N/A
                                                                 =========    =========    =========

                             SEE ACCOMPANYING NOTES.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   1999           1998           1997
                                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................   $  (114,938)   $       986    $   (26,259)
                                                                                -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Depreciation and amortization ......................................        45,965          1,532            757
         Amortization of deferred financing costs ...........................         2,464           --             --
         Stock, stock options and warrants issued for services ..............           397            248         19,439
         Stock and warrants issued for settlement agreements ................         1,932          3,000           --
         Deferred taxes .....................................................          --            2,707           --
         Reserve for note receivable ........................................          --             --              338
         Loss from joint ventures ...........................................         1,606            146           --
CHANGE IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable ................................................       (31,716)       (30,073)          (656)
         Prepaid expenses ...................................................        (4,567)          --             --
         Accounts payable and accrued expenses ..............................        54,983         13,449            (12)
         Deferred revenue ...................................................       110,390         30,060         10,387
         Other ..............................................................        (6,851)        (4,070)        (1,806)
                                                                                -----------    -----------    -----------
    Net cash provided by operating activities ...............................        59,665         17,985          2,188
                                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities ...........................................       (29,628)          --             --
Capital expenditures on fiber optic transmission
    network and related equipment ...........................................      (409,554)      (114,849)       (19,206)
Deposit payments ............................................................          --           (4,675)           (87)
Investments in and advances to joint venture ................................        (7,674)        (4,246)           (56)
Cash acquired through AboveNet acquisition ..................................       135,163           --             --
Capital expenditures on property and equipment ..............................        (8,155)        (2,305)          (318)
CSD acquisition (net of cash acquired) ......................................       (24,966)          --             --
                                                                                -----------    -----------    -----------
    Net cash used in investing activities ...................................      (344,814)      (126,075)       (19,667)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......................................        20,353          1,038        133,975
Proceeds from issuance of preferred stock and warrants ......................          --             --           32,500
Payment of pre-acquisition debt of acquired business ........................       (15,028)          --             --
Dividends paid on preferred stock ...........................................          --             --              (77)
Repayments of notes payable- private placement ..............................          --             --           (1,408)
Purchases and sales of pledged securities ...................................        59,936        (91,896)          --
Restricted cash secured by letter of credit .................................       (50,973)          --             --
Repayments of notes payable .................................................        (1,544)          --           (5,950)
Proceeds from senior notes payables, net ....................................     1,010,900        630,000           --
Payment of deferred financing costs .........................................       (36,746)          --             --
Payments of capital lease obligations .......................................          --             (579)          --
Purchase of common stock ....................................................          --             --           (1,140)
Purchase of preferred stock .................................................          --             --           (2,039)
                                                                                -----------    -----------    -----------
    Net cash provided by financing activities ...............................       986,898        538,563        155,861
                                                                                -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................        (8,677)          --             --
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................       693,072        430,473        138,382
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR .................................       569,319        138,846            464
                                                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS-END OF YEAR .......................................   $ 1,262,391    $   569,319    $   138,846
                                                                                ===========    ===========    ===========
Supplemental information:
    Interest paid ...........................................................   $   649,441    $       219    $     1,145
                                                                                ===========    ===========    ===========
    Income taxes paid .......................................................   $     2,771    $     3,760    $      --
                                                                                ===========    ===========    ===========
Supplemental disclosure of significant non-cash investing activities:
    Capital lease obligations ...............................................   $     3,384    $    23,309    $      --
                                                                                ===========    ===========    ===========
    Accrued capital expenditures ............................................   $   131,726    $    82,916    $      --
                                                                                ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES.

In connection with the acquisition of all of the common stock of AboveNet, the Company issued shares of Class A common stock with a total value of $1,681,102 and options and warrants with a total value of $98,925.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    ($000'S)



                                                     SERIES A & B                              CLASS A              CLASS B
                                                   PREFERRED STOCK        COMMON STOCK      COMMON STOCK          COMMON STOCK
                                                  SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT
                                                 --------  --------  --------  --------  --------  --------   --------   --------
Balance at December 31, 1996 ...................      600        60   160,024     1,600      --        --         --         --
      Issuance of common stock in
      connection with the exercise of
      warrants .................................     --        --       2,432        24      --        --         --         --
      Issuance of options to
       employees ...............................     --        --        --        --        --        --         --         --

      Issuance of warrants in connection
       with debt extension .....................     --        --        --        --        --        --         --         --

      Dividends on preferred stock .............     --        --        --        --        --        --         --         --

      Repurchase and retirement of
      Series A preferred stock and
      warrants .................................     (600)      (60)     --        --        --        --         --         --

      Repurchase and retirement of
      common stock and warrants ................     --        --      (9,414)      (94)     --        --         --         --


      Sale of Series B Preferred Stock..........       32      --        --        --        --        --         --         --

      Net proceeds from Initial
       Public Offering .........................     --        --        --        --     145,726     1,458       --         --

      Conversion of common stock
       to Series A common stock ................     --        --    (153,042)   (1,530)  153,040     1,530       --         --

      Conversion of Series B
       preferred stock to Series A
       & B common stock ........................      (32)     --        --        --         628         6     67,538        676

      Sale of Series A common
       stock for warrant .......................     --        --        --        --         192         2       --         --

      Net loss for the year ....................     --        --        --        --        --        --         --         --
                                                 --------  --------  --------  --------  --------  --------   --------   --------

Balance at December 31, 1997  ..................     --        --        --        --     299,586     2,996     67,538        676
                                                 --------  --------  --------  --------  --------  --------   --------   --------


                                                                         ACCUMULATED
                                                 ADDITIONAL                 OTHER
                                                  PAID-IN   ACCUMULATED  COMPREHENSIVE
                                                 CAPITAL     DEFICIT         LOSS       TOTAL
                                                 --------    --------     --------    --------
Balance at December 31, 1996 ...................    7,221     (15,739)       --       (6,858)
      Issuance of common stock in
      connection with the exercise of
      warrants .................................      (14)       --          --           10
      Issuance of options to
       employees ...............................   19,218        --          --       19,218

      Issuance of warrants in connection
       with debt extension .....................      220        --          --          220

      Dividends on preferred stock .............     --           (77)       --          (77)

      Repurchase and retirement of
      Series A preferred stock and
      warrants .................................   (1,966)        (14)       --       (2,040)

      Repurchase and retirement of
      common stock and warrants ................       89      (1,134)       --       (1,139)


      Sale of Series B preferred stock..........   32,500        --          --       32,500

      Net proceeds from Initial
       Public Offering .........................  133,421        --          --      133,879

      Conversion of common stock
       to Series A common stock ................     --          --          --          --

      Conversion of Series B
       preferred stock to Series A
       & B common stock ........................     (682)       --          --          --

      Sale of Series A common
       stock for warrant .......................       84        --          --           86

      Net loss for the year ....................     --       (26,259)       --      (26,259)
                                                 --------    --------    --------   --------

Balance at December 31, 1997  ..................  189,091     (43,223)       --      149,540
                                                 --------    --------    --------   --------


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (CONTINUED)
                                    ($000'S)



                                                     SERIES A & B                           CLASS A                 CLASS B
                                                  PREFERRED STOCK      COMMON STOCK       COMMON STOCK          COMMON STOCK
                                                   SHARES   AMOUNT SHARES   AMOUNT     SHARES       AMOUNT   SHARES       AMOUNT
                                                   ------   ------ ------   ------   ----------   ---------- ----------   ----------
      Issuance of options to employees .........     --       --     --       --           --           --         --           --

      Issuance of warrants in
       connection with settlement
       agreement ...............................     --       --     --       --           --           --         --           --

      Issuance of common stock in
       connection with the exercise
       of warrants .............................     --       --     --       --          8,636           86       --           --

      Issuance of common stock in
       connection with the exercise
       of stock options ........................     --       --     --       --          2,200           22       --           --

      Net income for the year ..................     --       --     --       --           --           --         --           --

      Income tax benefit from
      exercises of employee stock
      options ..................................     --       --     --       --           --           --         --           --
                                                   ------   ------ ------   ------   ----------   ---------- ----------   ----------
Balance at December 31, 1998 ...................     --       --     --       --        310,424        3,104     67,538          676
                                                   ------   ------ ------   ------   ----------   ---------- ----------   ----------

      Issuance of common stock in
       connection with the acquisition
      of Abovenet ..............................     --       --     --       --         83,306          834       --           --

      Issuance of warrants in
       connection with the acquisition of
       Abovenet ................................     --       --     --       --           --           --         --           --

      Issuance of common stock in
       connection with the exercise
       of stock options ........................     --       --     --       --         14,482          144       --           --

      Warrant exercises ........................     --       --     --       --          2,874           29       --           --
      Consulting fees ..........................     --       --     --       --             30         --         --           --
      Net loss for the year ....................     --       --     --       --           --           --         --           --

      Cumulative comprehensive loss
      for the year .............................     --       --     --       --           --           --         --           --
                                                   ------   ------ ------   ------   ----------   ---------- ----------   ----------
Balance at December 31, 1999 ...................     --       --     --       --        411,116        4,111     67,538          676
                                                   ======   ====== ======   ======   ==========   ========== ==========   ==========




                                                                          ACCUMULATED
                                                  ADDITIONAL                 OTHER
                                                   PAID-IN    ACCUMULATED COMPREHENSIVE
                                                   CAPITAL      DEFICIT       LOSS       TOTAL
                                                  ----------   ----------    ------    ----------
      Issuance of options to employees .........         248         --        --             248

      Issuance of warrants in
       connection with settlement
       agreement ...............................       3,000         --        --           3,000

      Issuance of common stock in
       connection with the exercise
       of warrants .............................          75         --        --             161

      Issuance of common stock in
       connection with the exercise
       of stock options ........................         850         --        --             872

      Net income for the year ..................        --            986      --             986

      Income tax benefit from
      exercises of employee stock
      options ..................................       2,707         --        --           2,707
                                                  ----------   ----------    ------    ----------
Balance at December 31, 1998 ...................     195,971      (42,237)     --         157,514
                                                  ----------   ----------    ------    ----------

      Issuance of common stock in
       connection with the acquisition
      of Abovenet ..............................   1,680,268         --        --       1,681,102

      Issuance of warrants in
       connection with acquisition of
       Abovenet ................................      98,925         --        --          98,925

      Issuance of common stock in
       connection with the exercise
       of stock options ........................      19,730         --        --          19,874

      Warrant exercises ........................         450         --        --             479
      Consulting fees ..........................         397         --        --             397
      Comprehensive loss                                                                     --
        Net loss ...............................                 (114,938)     --        (114,938)
        Foreign currency translation adjustment.        --           --      (8,677)       (8,677)
      Comprehensive loss........................        --           --        --        (123,615)
                                                  ----------   ----------    ------    ----------
Balance at December 31, 1999 ...................   1,995,741     (157,175)   (8,677)    1,834,676
                                                  ==========   ==========    ======    ==========


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metromedia Fiber Network, Inc. and its wholly owned subsidiaries, (collectively, the "Company"), which includes as of March 11, 1999 Communication Systems Development, Inc. ("CSD") and as of September 8, 1999, AboveNet Communications, Inc. ("AboveNet") and it's wholly-owned subsidiary Palo Alto Internet Exchange ("PAIX"), (see note 2). All significant inter-company balances and transactions have been eliminated in consolidation. Investments in joint ventures which are not majority owned, or which the Company does not control but over which it exercises significant influence, are accounted for using the equity method. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

DESCRIPTION OF BUSINESS

         The Company provides dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet, the Company also provides "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. PAIX serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

         The Company currently has operations in, or under construction in, eleven Tier I cities throughout the United States and seven selected international markets. The Company intends to expand its presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

         The Company's existing intra-city networks consist of approximately 514,000 fiber miles covering in excess of 1,000 route miles in the first eleven Tier I cities. Its inter-city network consists of approximately 132,000 fiber miles primarily covering its 255 route-mile network that the Company has built between New York City and Washington D.C. The Company has also built or contracted to acquire (primarily through fiber swaps) a nationwide dark fiber network linking its intra-city networks.

         In February 1999, the Company entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network among selected cities throughout Germany. Once completed, our German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. The Company has also swapped strands of fiber in the United States for strands of fiber on the Circe network, which connects a number of European markets. In addition to its inter-city networks, the Company is constructing 16 intra-city networks throughout Europe. Separately, the Company has also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

enter similar financial instruments. At December 31, 1999, the fair value of the Company's fixed rate long-term debt for the 10% Senior Notes due in 2008, and 2009 was $650 million, and $1.0 billion, respectively. The recorded amounts for all other long-term debt of the Company approximates fair values.

FOREIGN CURRENCY TRANSLATION

         The statutory accounts of the Company's foreign subsidiaries are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are translated into U.S. generally accepted accounting principles and U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation."

         Under SFAS 52, foreign currency assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation component of other comprehensive income and stockholders' equity. Gains and losses from foreign currency transactions are included in net income in the period in which they occur.

CASH AND CASH EQUIVALENTS

         For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

PLEDGED SECURITIES

         In connection with the sale of 10% Senior Notes due 2008 (see Note 12), a portion of the net proceeds was utilized to purchase a portfolio consisting of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the 10% Senior Notes due 2008 through May 15, 2000. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

ACCOUNTS RECEIVABLE

         Accounts receivable includes trade receivables and costs and estimated earnings in excess of billings for those contracts where the Company utilizes the percentage of completion method for recognizing revenue.

MARKETABLE SECURITIES

         Marketable securities primarily consist of investments in United States Government and corporate obligations and are classified as held-to-maturity. Accordingly, such investments are carried at cost, with unrealized gains and losses reported upon maturation of the underlying investment.

FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

         The fiber optic transmission network and related equipment are stated at cost. Costs in connection with the installation and expansion of the network are capitalized. Depreciation is computed using the straight-line method through the life of either the franchise agreement or right of way for the related network.

PROPERTY AND EQUIPMENT

         Fixed assets are stated at cost and depreciation for financial reporting purposes is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining period of the lease.

OTHER ASSETS

         Other assets include debt issuance costs, franchise agreements and deposits. Those costs that are amortizable, are amortized on a straight-line basis over a period ranging from ten to twenty years.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified no such impairment indicators.

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

         During 1999, the Company completed two-for-one stock splits of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record on August 7, 1998, December 8, 1998, and May 3, 1999. These splits were effective on August 28, 1998, December 22, 1998 and May 19, 1999, respectively.

         On May 6, 1999, the total authorized number of shares of stock of the Company was increased to approximately 5.9 billion shares, par value $0.01 per share, of which 40 million shares were designated as preferred stock, 4.8 billion shares were designated Class A common stock and 1.0 billion shares were designated Class B common stock.

         On March 2, 2000, the Company announced a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000.

         The accompanying financial statements give retroactive effect to the above recapitalizations.

RECOGNITION OF REVENUE

         The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. Revenue on bandwidth and space requirement charges is recognized in the period in which the services are provided. In addition, the Company occasionally enters into sales-type leases for portions of its network. For those leases entered into prior to completion of the portion of the network and under contracts entered into before June 30, 1999, the Company recognizes revenue using the percentage of completion method.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         Most of the Company's contracts for the provision of dark fiber are accounted as operating leases under which it recognizes recurring monthly revenues. For certain other contracts the Company recognizes revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The Company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires the Company, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which the Company delivers the fiber. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

         By way of example, if the Company entered into an agreement for a 25-year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, the Company previously recorded revenues of $20.0 million over the 5 years during which the Company delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require recognition of revenue of $4.0 million per year over the 25 year term of the contract, even though the Company would receive a cash payment of $100.0 million when the contract is signed.

         The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue between the dates of July 1, 1999 and December 31, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the years ended December 31, 1999 and 1998 related to the percentage of completion method was $40.3 million and $32.8 million respectively. The related cost of sales recorded was $10.7 million and $11.2 million, respectively, for the years ended December 31, 1999 and 1998. No revenues were recognized or cost of sales incurred relating to the percentage of completion method in 1997. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 to 25 years.

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

CONSULTING AND EMPLOYMENT INCENTIVES

         The amounts represent the value of common stock, warrants and options issued to consultants, officers, employees and directors of the Company as incentive to provide services to the Company. The 1997 amounts represent the value of options to purchase 49,525,200 shares of the Company's common stock issued in 1997 to officers, employees and directors of the Company. The options have been valued in accordance with APB Opinion No. 25 at the difference between the exercise price of the options and the fair market value of the Company's common stock at the date of grant.

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

DEFERRED REVENUE

         Deferred revenue represents prepayments received from customers for future use of the Company's fiber optic network and co-location facilities as well as prepayment for installation services, which have not yet been

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

provided. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenues and recognized over the term of the respective customer lease agreement.

COMPREHENSIVE LOSS

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income (Loss) establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The comprehensive income (loss) for the years ending December 31, 1999, 1998 and 1997 was approximately ($123.6 million), $1.0 million and ($26.3 million), respectively.

SEGMENT INFORMATION

         The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

         As of and for the years ended December 31, 1999, 1998 and 1997, substantially all of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 2: BUSINESS ACQUISITIONS

         All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

         On September 8, 1999, the Company acquired all of the outstanding common stock of AboveNet for a total purchase price, paid in Company class A common stock, of approximately $1.8 billion. The holders of AboveNet common stock, stock options and warrants received 2.35 shares of the Company's class A common stock, stock options and warrants, respectively. AboveNet has its primary operations in San Jose, California and is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.6 billion and has been recorded as goodwill, which is being amortized on a straight - line basis over 20 years. In addition, in connection with the acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25 million, to further secure a credit facility of AboveNet.

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

         On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The excess of the purchase price over the fair

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: BUSINESS ACQUISITIONS (CONTINUED)

values of the net assets acquired was approximately $11.2 million and has been recorded as goodwill, which is being amortized on a straight - line basis up to 20 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the above acquisitions as if the acquisitions had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts.

                                                            DECEMBER 31,
                                                       ----------------------
                                                        1999            1998
                                                       ---------    ---------
Revenue ............................................   $  96,487    $  46,588

Net Income/(Loss) ..................................   $(198,853)   $ (89,306)

Income/(Loss) per share, basic .....................   $    (.49)   $   (0.20)


         Subsequent to the end of the fiscal year, on January 19, 2000 the Company completed the acquisition of MIBH Inc., a network outsourcing provider offering full-service management of business Internet connectivity solutions for approximately $51 million in cash and stock.

         Under the terms of the agreement, MIBH became a wholly owned subsidiary of Metromedia Fiber Network, Inc. The shareholders of MIBH, a privately held company, received an aggregate of 2,078,096 shares of Metromedia Fiber Network Class A common stock and $3.0 million in cash.

NOTE 3: ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (in 000's):


                                                                          DECEMBER 31,
                                                                     -------------------
                                                                        1999       1998
                                                                     --------   --------
Trade accounts receivable ....................................       $ 20,005   $    560
Costs and earnings in excess of billings .....................         47,442     30,134
Other ........................................................          4,719        216
                                                                     --------   --------
                                                                     $ 72,166   $ 30,910
                                                                     ========   ========


         At December 31, 1999, two customers accounted for 29% and 25%, respectively, of the Company's combined accounts receivable.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

         Fiber optic transmission network and related equipment consists of the following (in 000's):


                                                                                    DECEMBER 31,
                                                                             ----------------------
                                                                                1999         1998
                                                                             ---------    ---------
Fiber optic network, net .................................................   $ 318,494    $  51,418
Data Centers .............................................................      97,400         --
Telecommunication equipment & other ......................................      51,878         --
Construction in progress .................................................     356,404      195,256
                                                                             ---------    ---------
 Total Network ...........................................................     824,176      246,674
Less: accumulated depreciation ...........................................     (27,492)      (2,398)
                                                                             ---------    ---------
                                                                             $ 796,684    $ 244,276
                                                                             =========    =========


         Construction in progress includes amounts incurred in the Company's expansion of its network. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build. During 1999, $9,383 of interest expense was capitalized.

NOTE 5: PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                  DECEMBER 31,
                                                            --------------------
                                                                1999        1998
                                                            --------    --------
Leasehold improvements ..................................   $  1,025    $    614
Furniture, equipment and software .......................     10,490       2,581
                                                            --------    --------
                                                              11,515       3,195
Less: accumulated depreciation and amortization .........     (2,300)       (479)
                                                            --------    --------
                                                            $  9,215    $  2,716
                                                            ========    ========


NOTE 6: INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         During 1997 the Company formed a joint venture with Racal Telecommunications, Inc. ("Racal") that provides broad-based transatlantic communication services between New York and London. During 1999 and 1998, the Company made capital contributions of $1.8 million and $4.3 million, respectively. The Company accounts for its investment using the equity method. For 1999 and 1998, the Company recorded equity losses of $431,000 and $146,000, respectively based on its 50% interest in the joint venture. Included within the Company's accounts receivable is $699,000 for administrative services provided to the joint venture which were not reimbursed as of December 31, 1999.

         As part of its international expansion strategy, AboveNet has entered into joint ventures to provide managed co-location and Internet connectivity solutions for mission critical Internet operations overseas. In March 1999, AboveNet entered into agreements to form joint ventures in Austria, Germany, France and the United Kingdom. AboveNet invested a total of $15.2 million in these ventures in 1999. These joint ventures are accounted for under the equity method of accounting.

         In December 1999, AboveNet entered into a joint venture agreement in Japan. The Company invested a total of $4.0 million and is required to invest an additional $4.0 million for up to a 40% ownership in this venture.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

         In February 2000, the Company purchased 100% of the shares owned by the joint venture partners' of AboveNet's joint venture in the United Kingdom for shares of the Company's stock with a market value of $10 million.



NOTE 7: GERMAN NETWORK BUILD

         In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing a definitive agreement, the Company provided an irrevocable standby letter of credit in the amount of $64 million as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs. At December 31, 1999, construction costs of approximately $35.1 million has been incurred and is included in fiber optic transmission network.

NOTE 8: INVESTMENT IN FIBERNET

         On December 20, 1999, the Company signed a lease agreement with FiberNet Telecom Group, Inc. ("FiberNet") to lease intra-city dark fiber to FiberNet in key markets over the next 20 years. As part of the transaction, the Company exchanged its existing interest in one of FiberNet's subsidiaries, Local Fiber, LLC. Additionally, FiberNet has agreed to provide the Company with access to certain of FiberNet's commercial office buildings. As partial consideration for these agreements, FiberNet issued 5 million shares of its common stock, valued at $30.0 million, to the Company representing approximately 10.0% of FiberNet's fully diluted shares. The Company is accounting for this investment under the cost method.

NOTE 9: ACCRUED EXPENSES

Accrued expenses at December 31, 1999 and 1998 consist of the following (in thousands):


                                             1999       1998
                                         --------   --------
Accrued salaries and wages ...........   $  4,933   $  1,195
Accrued taxes ........................     13,529      2,392
Accrued interest .....................     20,600      6,931
Accrued capital expenditures - network    131,726     82,916
Other ................................     15,740      3,076
                                         --------   --------
                                          186,528   $ 96,510
                                         ========   ========


NOTE 10: RELATED PARTY TRANSACTIONS

         The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 1999 management fee under the agreement was $1.0 million, payable quarterly at a rate of $250,000. The 1998 management fee under the agreement was $500,000, payable quarterly at a rate of $125,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

NOTE 11: SETTLEMENT AGREEMENTS

         In March 1998, the Company entered into a settlement agreement with Howard Katz, Realprop Capital Corporation and Evelyn Katz, among others, which settled and resulted in the dismissal of litigation

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SETTLEMENT AGREEMENTS (CONTINUED)

for which the Company was a defendant in KATZ, ET AL. V. NATIONAL FIBER NETWORK, INC., ET AL., No. 97 Civ. 2764 (JGK).

         In March 2000, the Company and other defendants entered into a settlement agreement with the plaintiffs in VENTO & COMPANY OF NEW YORK, LLC V. METROMEDIA FIBER NETWORK, INC., ET AL., NO. 97 CIV 7751(JGK), which settled and resulted in the dismissal of the litigation.

NOTE 12: NOTES PAYABLE

         On October 25, 1999, the Company issued and sold approximately $1.0 billion of 10% senior notes due October 15, 2009. The net proceeds of the 10% senior notes were approximately $950.0 million, after deducting offering costs, which are included in other long-term assets. Interest on the 10% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2000. The 10% senior notes due 2009 are subject to redemption at the option of the Company, in whole or in part, at any time on or after October 15, 2004, at specified redemption prices. In addition, prior to October 15, 2002, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10% senior notes due 2009 at specified redemption prices.

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

         Both indentures pursuant to which the senior notes are issued contain certain covenants that, among other matters, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets, and enter into certain mergers and consolidations.

         In the event of a change in control of the Company as defined in the indentures, holders of the senior notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The senior notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

         At December 31, 1999, AboveNet had $19.1 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. Borrowings outstanding under the Credit Facility are payable in 42 monthly installments, bear interest at rates ranging from 13.3% to 15.1% and are collateralized by the equipment and leasehold improvements purchased with the proceeds of the borrowing. Additionally, in connection with the acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure the Credit Facility. At December 31, 1999, the outstanding borrowings on the Credit Facility are due as follows:
2000 - $5,385, 2001 - $6,762, and 2002 - $6,934.

NOTE 13: EQUITY TRANSACTIONS

COMMON STOCK

         On November 3, 1997, the Company completed the initial public offering ("the "IPO") of 145,728,000 shares of its Class A common stock, at an offering price of $1 per share. The net proceeds to the Company from the IPO, after deducting expenses of the IPO, were approximately $133.9 million.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EQUITY TRANSACTIONS (CONTINUED)

         In addition, on October 28, 1997, a total of 153,039,040 shares of the common stock of the Company owned by stockholders prior to the IPO were exchanged for an equal number of shares of Class A common stock. The Company also reserved for issuance 68,167,776 shares of Class A common stock for conversion of the Class B common stock.

         On October 28, 1996, a shareholder granted to the Company's Chairman of the Board an option to purchase 6,398,224 shares of common stock of the company for an aggregate exercise price of $500,000. By letter dated December 3, 1996, the option was amended to reduce the number of option shares to 5,181,424 shares. The Chairman thereafter assigned the option to the Company. On February 11, 1997, the Company exercised the option by payment of $500,000.

         In September 1999, in connection with the AboveNet acquisition, the Company issued 83,305,350 shares of common stock in exchange for the outstanding shares of AboveNet's common stock at an exchange ratio of 2.35. On October 7, 1999, the Company entered into a securities purchase agreement with Bell Atlantic Investments, Inc. ("Bell Atlantic"), under which Bell Atlantic would purchase up to approximately 51.2 million newly issued shares of its class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of its class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming the issuance of the 51.2 million shares of class A common stock and conversion of the convertible subordinated note, this investment would represent 18.2% of the Company's outstanding shares. Bell Atlantic has also agreed to pay the Company $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of the Company's network.

PREFERRED STOCK

         On April 30, 1997, the Company sold an aggregate of 134,453,200 shares of Series B convertible preferred stock, par value $0.01 per share (the "Series B preferred stock"), to Metromedia Company and affiliates ("Metromedia") for an aggregate purchase price of $32.5 million (the "Metromedia Investment"). Each share of the Series B preferred stock was convertible into 507 shares of the Company's common stock. On October 28, 1997, the Series B convertible preferred shares were converted into 68,167,776 shares of Class B common stock. Further, on October 28, 1997, a total of 629,232 shares of Class B common stock outstanding were converted into an equivalent number of shares of Class A common stock.

         A portion of the proceeds from the Metromedia Investment was used to repay the Metromedia Loan, discussed below, and accrued interest thereon ($4,058,127), repay other short-term indebtedness ($3,485,000), and redeem (for $2,115,000) all of the outstanding shares of the Company's preferred stock (the "Series A preferred stock") and related warrants.

         Through April 30, 1997, Metromedia loaned the Company an aggregate of $4,000,000 (the "Metromedia Loan"). A portion of the proceeds from the Metromedia Loan was used to purchase 9,415,520 shares of the Company's common stock and warrants to purchase 3,326,128 shares of its common stock.

         No shares of the Company's Series A preferred stock or Series B preferred stock remained outstanding at December 31, 1997. Both the Series A and Series B preferred stock of the Company have been eliminated pursuant to actions by the Board of Directors.

STOCK WARRANTS

         a. In 1996, the Company entered into an agreement with a customer for exclusive usage rights for fibers on portions of network. In connection with this agreement, the Company borrowed $4.9 million from the customer. On April 30, 1997, the Company amended this agreement to satisfy the obligations of the above-referenced note by providing (i) additional leased fiber miles, (ii) a cash payment of $1,370,000 and (iii) a warrant to purchase common stock of the Company. In July 1998, the agreement was amended to include additional fiber miles on the Company's network and for cancellation of the warrants.

         b. From October 1995 through February 1996, the Company issued and sold a private offering of $858,000 of convertible subordinated notes. Concurrent with the issuance of these notes, warrants were issued by the Company to the noteholders to purchase 2,088,032 shares of common stock at $.50 per share through

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EQUITY TRANSACTIONS (CONTINUED)

November 2000. In 1996 and 1997, in exchange for the extension of the due dates of the notes, the Company issued warrants to purchase 2,636,168 shares of its common stock at $.50 per share and recorded a charge of $111,306 and $220,036 in 1996 and 1997, respectively. In 1997, the Company repaid the outstanding balance of these notes plus all accrued interest. As of December 31, 1999, 3,128,064 of such warrants have been exercised.

         c. In September 1996, the Company entered into a loan agreement with a finance company for $550,000. The loan bore interest at 10% per annum and was repaid in 1997. As an incentive for the loan, the Company issued to the finance company warrants to purchase 1,508,832 shares of common stock at an exercise price of $0.37. The warrants were exercisable through September 1999. In 1996, the Company recorded a non-cash charge of $13,640 in connection with the issuance of the warrants. All of the warrants have been exercised. In August 1995, the Company initiated a $600,000 private offering of subordinated notes, which bore interest at an annual rate of 15% and were repaid in 1997. With the issuance of the notes, warrants were issued to the noteholders. In April 1996, the Company issued a total of 1,149,744 shares of the Company's common stock in exchange for the surrender and cancellation of the warrants and a three-month extension of the maturity date of the notes. In 1996, the Company recorded a non-cash charge of $107,322 in connection with such issuance.

         d. In April 1995, the Company entered into a loan agreement with a customer for $500,000 bearing interest at 11% per annum. In July 1997, the note was repaid in full. In connection with this loan, the Company issued the customer a warrant entitling the holder to purchase a total of 10,706,672 shares of the Company's common stock. In February 1997, this warrant was exchanged for a new warrant to purchase 7,300,800 shares of the Company's common stock at $0.30 per share. The new warrant expires on February 13, 2000. As of December 31, 1999, none of the warrants have been exercised.

         e. On December 13, 1996, the Company issued and sold to a private investor, for an aggregate cash consideration of $2,025,000, (i) 2,400,000 shares of 10% cumulative convertible preferred stock (the "Series A preferred stock") bearing dividends at a rate of $.17 per share per annum, (ii) warrants to purchase 1,825,200 shares of Class A common stock at an exercise price of $0.31 per share and (iii) a contingent stock subscription warrant to purchase a number of shares of Class A common stock (such number to be determined based on certain future events) at an exercise price of $0.005 per share. In connection with the Metromedia Investment, the private investor allowed the Series A preferred stock and the contingent warrants to be redeemed at an aggregate redemption price of $2,115,000 (which includes accrued but unpaid dividends on the Series A preferred stock) and the number of shares underlying the private investor's warrants to be increased from 1,825,200 to 3,650,400. In January 1998, the private investor made a cashless exercise of all its warrants and the number of its shares issuable upon exercise was reduced by the number of shares at the closing on the day of exercise having a value equal to the aggregate exercise price. Accordingly, the Company issued the private investor 2,764,240 common shares for all its warrants.

         f. In June 1996, the Company granted 2,433,600 common stock purchase warrants to the Company's legal counsel exercisable at $0.005 per share for a period of four years as additional consideration for legal services provided. The Company recorded a non-cash charge of $200,000 for such issuance. As of December 31, 1999, all of the warrants have been exercised.

         g. In September 1999, in connection with the AboveNet acquisition the Company issued 893,166 common stock warrants in exchange for the outstanding warrants in AboveNet's common stock as of the date of the acquisition.

         As of December 31, 1999, in the aggregate, the Company had reserved approximately 10,912,200 shares of its Class A common stock for exercise of outstanding warrants.

STOCK OPTIONS

         In 1997, the Company granted to certain officers, employees and directors options to purchase up to 49,523,776 shares of its Class A common stock. The options have exercise prices between $0.125 and $0.48 per share and expire in 2007. The Company recorded a non-cash charge of $19,218,591 for such issuances. Of these grants, 8,616,240 were exercised as of December 31, 1999.

         On October 28, 1997, the Stockholders of the Company approved the Metromedia Fiber Network, Inc.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EQUITY TRANSACTIONS (CONTINUED)

1997 Incentive Stock Plan ("1997 Option Plan"). The 1997 Option Plan authorized the award of up to 16,000,000 options to acquire Class A common stock of the Company to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. In 1997, options to purchase 9,800,000 shares of the Company's Class A common stock were granted at an exercise price of $1.00 per share, the market price at the date of grant. In 1998, options to purchase 6,800,000 shares of the Company's Class A common stock were granted at exercise prices ranging from $.97 to $2.15 per share, the market price at the date of grant. Of these grants, 2,230,000 were canceled and 1,931,400 were exercised as of December 31, 1999.

         On May 18, 1998, the Stockholders of the Company approved the Metromedia Fiber Network, Inc. 1998 Incentive Stock Plan ("1998 Option Plan"). The 1998 Option Plan authorized the award of up to 40,000,000 options to acquire Class A common stock of the Company to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. In 1998 options to purchase 13,836,000 shares of the Company's Class A common stock were granted at exercise prices ranging from $1.82 to $6.63 per share, the market prices at the dates of grant. In 1999 option to purchase 12,210,900 shares of the Company's Class A common stock were issued at exercise prices ranging from $8.52 to $19.88 the market prices at the dates of grant. Of these grants, 809,800 were canceled and 1,405,880 were exercised as of December 31,1999.

         Following the September 8, 1999 merger with AboveNet, options granted pursuant to the AboveNet plans were converted into stock options exercisable for 10,885,222 of the Company's Class A common stock representing a 2.35 exchange ratio. Of these options, 147,856 were canceled and 2,985,632 were exercised as of December 31, 1999.

         The compensation committee of the Company's Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediate vesting to four years.

         The following table summarizes the stock option transactions for the three years ended December 31, 1999:


                                                            NUMBER OF
                                                              OPTIONS        EXERCISE PRICES
                                                            ----------      -------------------
    Granted prior to December 31, 1997  .................   59,323,776   $ 0.12 to   $    1.00
                                                            ----------
Balance outstanding at December 31, 1997  ...............   59,323,776     0.12 to        2.00
    Granted .............................................   20,636,000     0.97 to        6.63
    Excercised ..........................................    2,200,096     0.12 to        1.87
    Cancelled ...........................................    2,270,000     1.00 to        2.15
                                                            ----------
Balance outstanding at December 31, 1998  ...............   75,489,680     0.12 to        6.63
    Transfer of AboveNet options in acquisition .........   10,885,222     0.01 to       31.97
    Granted .............................................   12,210,900     8.52 to       21.97
    Excercised ..........................................   14,469,152     0.01 to       18.10
    Cancelled ...........................................      957,656     0.01 to       27.85
                                                            ----------
Balance outstanding at December 31, 1999  ...............   83,158,994     0.01 to       29.63
                                                            ----------
                                                            ----------

Exercisable at:
    December 31, 1997 ...................................   48,964,688     0.12 to         .48
    December 31, 1998 ...................................   49,763,680     0.12 to        1.00
    December 31, 1999 ...................................   52,309,454     0.01 to       31.97


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EQUITY TRANSACTIONS (CONTINUED)

         The following table summarizes information about stock option outstanding at December 31, 1999:


                                Options Granted                   Options Exercisable
                     -------------------------------------    -------------------------
                                       Weighted   Weighted                  Weighted
       Ranges of         Number         Average   Average       Number        Average
     Exercise        Outstanding at   Remaining   Exercise    Exercisable    Exercise
      Prices            12/31/99     Life (Years)   Price     at 12/31/99    Price
      ------            --------     ------------   -----     -----------    -----
  0.01  to   3.20      64,317,974        7.6         0.73      47,951,974        0.36
  3.21  to   6.39       2,783,058        8.7         4.56         692,058        5.03
  6.40  to   9.59       1,410,298        9.3         8.06         470,298        7.77
  9.60  to  12.79         439,522        9.2        11.13         419,522       11.12
 12.80  to  15.99       7,905,904        9.6        13.56         147,218       13.84
 16.00  to  19.18       4,690,480        9.6        17.40       2,346,626       16.67
 19.19  to  22.38       1,543,848        9.7        20.26         213,848       20.86
 22.39  to  25.57           3,524        9.3        22.73           3,524       22.73
 25.58  to  28.77          38,536        3.0        27.11          38,536       27.10
 28.78  to  31.97          25,850        9.3        29.84          25,850       29.84
                       ----------------------------------      -----------------------
                       83,158,994        8.1    $    3.58      52,309,454   $    1.47
                       ==================================      ======================


         Pro forma information regarding net income and earnings per share is required by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for vested and non-vested options:


                                                   DECEMBER 31,
                                             -----------------------
                                               1999            1998
                                               ----            ----
Risk-free interest yield .................   4.57-6.46%   5.53-6.56%
Volatility factor ........................        0.867        0.499
Dividend yield ...........................         --           --
Average life .............................   5 years      5 years


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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EQUITY TRANSACTIONS (CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows (000's):


                                                                   YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                       1999        1998
                                                                       ----        ----
Pro forma net loss applicable to common stock                    $ (131,810)   $   (864)
Pro forma net loss per share applicable to
common stock, basic                                              $    (0.32)   $     (0.01)


         The weighted average fair value of options granted was $10.35, $1.21 and $.43 for the years ended December 31, 1999, 1998, and 1997, respectively.

         Subsequent to the end of the fiscal year, the Company announced on March 2, 2000 that the Executive Committee of its Board of Directors, acting pursuant to authority delegated by the Board, approved a two-for-one stock split of the Company's Class A and Class B Common Stock in the form of a 100 percent stock dividend. All share and per share amounts presented herein give retroactive effect to the stock split.

NOTE 14: SIGNIFICANT CUSTOMERS

         During 1999, three customers accounted for 25%, 12% and 10%, respectively of the Company's total revenue. During 1998, three customers accounted for 40%, 35% and 12%, respectively of the Company's total revenue. During 1997, two customers accounted for 21% and 15%, respectively of the Company's total revenue.

NOTE 15: INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                     1999       1998    1997
                  -------    -------    ----
CURRENT
Federal              --      $ 4,513    $--
State and local      --        2,720     --
                  -------    -------    ----
                     --        7,233     --
                  -------    -------    ----
DEFERRED

Federal              --       (2,375)    --
State and local      --       (1,456)    --
                  -------    -------    ----
                     --       (3,831)    --
                  -------    -------    ----
                  $  --      $ 3,402    $--
                  =======    =======    ====


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: INCOME TAXES (CONTINUED)

         Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                                        1999        1998    1997
                                                    --------    --------    ----
U.S. statutory rate applied to pre-tax income
    (loss)                                          $(39,552)   $  1,492    $-

State and local taxes, net of federal tax benefit       --           834    --
Non deductible expenses                                8,735       1,118    --
Valuation allowance                                   30,726        --      --
Others, net                                               91         (42)   --
                                                    --------    --------    ----
                                                    $   --      $  3,402    $-
                                                    ========    ========    ====




         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are as follows (in thousands):


                                                   1999         1998         1997
                                              ---------    ---------    ---------
DEFERRED TAX ASSETS
Net operating loss                            $ 101,784    $    --      $   1,125
Deferred revenue                                 49,759       19,923        5,173
Employee benefits                                 8,371        9,893       10,074
Cost of sales of IRUs and sales type leases      20,081        5,599          573
Capitalized interest                              4,992         --
Others                                            4,297        2,522        1,465
                                              ---------    ---------    ---------
                                              $ 189,284    $  37,937    $  18,410
                                              ---------    ---------    ---------
Valuation allowance                            (156,033)     (18,309)     (18,309)
                                              ---------    ---------    ---------
                                                 33,251       19,628          101
DEFERRED TAX (LIABILITIES)

Capitalized leases                              (30,162)     (14,782)        --
Depreciation and amortization                       924       (1,003)         (89)
Other                                            (4,013)         (12)         (12)
                                              ---------    ---------    ---------
                                                (33,251)     (15,797)        (101)
                                              ---------    ---------    ---------
Net deferred asset                            $    --      $   3,831    $    --
                                              =========    =========    =========


         The deferred tax asset has been reserved since it is not certain that future taxable income will be realized in the carryforward period or in year of asset turnaround.

         There was no provision for federal or state income taxes for the years ended December 31, 1999 and 1997. As of December 31, 1999, the Company has a net operating loss carryforward in the amount of $226 million. This carryforward will expire in 2019.

NOTE 16: 401(K) PLAN

         In 1998, the Company implemented a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the Plan at the beginning of the quarter following three months

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: 401(K) PLAN (CONTINUED)

of service. Eligible employees may contribute up to 15% of their annual compensation. The Company matches 50% of the employees first 6% of contributions. The Company contributed $293,000 and $78,000 for the years ending December 31, 1999 and 1998, respectively, as these matching contributions. The Company bore the nominal administrative cost of the Plan since inception.

         AboveNet implemented a 401(k) Plan (the "AboveNet Plan") which permits employees to make contributions to the AboveNet Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate at the beginning of the quarter following three months of service. Eligible employees may contribute up to 15% of their annual compensation. The Company matches 50% of the employees first 6% of contributions. The Company contributed $195,000 for the period from the acquisition date through December 31, 1999, as these matching contributions. The Company bore the nominal administrative cost of the AboveNet Plan since the acquisition date. Subsequent to year-end, the AboveNet plan was frozen, and AboveNet employees were enrolled in the Plan. Pending Internal Revenue Service approval, the AboveNet Plan will be rolled into the Plan.

NOTE 17: RECONCILIATION OF EARNINGS PER SHARE (IN THOUSANDS):


                                                     Year Ended December 31,
                                                  1999         1998        1997
                                               ---------    ---------   ---------
Net income (loss)                              $(114,938)   $     986   $ (26,259)
Deduct dividend on preferred shares                 --           --            77
                                               ---------    ---------   ---------
Net loss applicable to common stock             (114,938)         986     (26,336)
                                               =========    =========   =========

Shares
Weighted average number of
common shares outstanding-basic                  407,192      373,980     189,788

Net income (loss) per common share-basic       $   (0.28)   $    0.00   $   (0.14)
                                               =========    =========   =========

Weighted average number of
     common shares outstanding-basic             407,192      373,980     189,788
Assuming conversion of warrants
    and options outstanding                         --         65,068        --
                                              ---------    ---------   ---------
Weighted average number of
    on shares outstanding - diluted              407,192      439,048     189,788
                                               =========    =========   =========
Net income (loss) per common share - diluted         N/A    $    0.00         N/A
                                               =========    =========   =========


NOTE 18: COMMITMENTS AND CONTINGENCIES

NETWORK CONSTRUCTION PROJECTS

         In 1998, the Company commenced construction of various networks outside of the New York Metropolitan area. The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $148.3 million as of December 31, 1999.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: COMMITMENTS AND CONTINGENCIES (CONTINUED)

FRANCHISE, LICENSE, RIGHT-OF WAY AGREEMENTS AND OPERATING AND CAPITAL LEASES

         The Company has entered into various franchise and license agreements with municipalities and utility-related companies to, in most instances, install, operate, repair, maintain and replace cable, wire, fiber or other transmission media and the related equipment and facilities. The terms for these agreements vary in length, with various renewal and termination provisions. The Company charges the portions of these agreements incurred to construction-in-progress until the related portion of the network is completed. The fees charged to operations in connection with these agreements were approximately $8,478,000, $1,673,000 and $607,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In addition, the company leases office and operation facilities and various equipment, which expire at various times through March 31, 2010. Rent expense charged to operations was approximately $4,920,000, $958,000 and $268,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company has entered into capital lease agreements for certain network assets and for certain rights-of-ways. Total assets acquired under capital leases were approximately $27,876,000 at December 31, 1999. The capital leases are held as construction-in-progress until the related portion of the network is completed.

         Approximate minimum payments under the aforementioned agreements are (in thousands):

                                 FRANCHISE,
                                 LICENSE AND
                                 RIGHT-OF-
                                   WAY         CAPITAL   OPERATING
                                 AGREEMENTS    LEASES    LEASES
---------------------------------------------------------------------
For the year ended December 31,
   2000 .......................   $  5,476   $  2,833   $ 30,060
   2001 .......................      3,620      2,827     32,477
   2002 .......................      3,514      2,306     33,242
   2003 .......................      3,231      1,991     33,018
   2004 .......................      3,254      2,060     33,043
Thereafter ....................     32,693     40,975    492,624
                                  --------     ------   --------
Total minimum lease payments ..   $ 51,788     52,992   $654,464
                                  ========              ========
Less amounts representing
  interest ....................                26,878
Present value of future
  minimum lease payments ......                26,114
Less amounts due in one year ..                   876
                                               ------
                                             $ 25,238
                                               ======

LITIGATION

         On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

York, No. 98 CIV 4140(JGK). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of the Company's shares of class A common stock which the Company cannot currently ascertain but believe to be approximately 225,000 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company has moved for summary judgment on the complaint.

         In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860,627,590.99, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees.

         The Company intends to vigorously defend both these actions because the Company believes that it acted appropriately in connection with the matters at issue in these two cases. However, there can be no assurance that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, an award of the magnitude being sought in the Goldsmith litigation would have a material adverse effect on its financial condition and results of operations.

         On or about October 20, 1997, Vento & Company of New York, LLC commenced an action against the Company, Stephen A. Garofalo, Peter Silverman, the law firm of Silverman, Collura, Chernis & Balzano, P.C., Peter Sahagen, Sahagen Consulting Group of Florida, Robert Kramer, Birdie Capital Corp., Lawrence Black, Sterling Capital LLC, Penrush Limited, Needham Capital Group, Arthur Asch, Michael Asch and Ronald Kuzon in the United States District Court for the Southern District of New York, No. 97 CIV 7751(JGK). On or about May 29, 1998, Vento & Company filed an amended complaint. On or about July 1, 1999, Vento & Company filed a second amended complaint. In its complaint, as amended, Vento & Company alleged seven causes of action in connection with its sale of 900,000 shares, not adjusted for subsequent stock splits, of the Company's class A common stock to Mr. Sahagen and some of the defendants on January 13, 1997. These seven causes of action included: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act; (ii) fraud and fraudulent concealment; (iii) breach of fiduciary duty (but not against the Company); (iv) negligent misrepresentation and omission; and (v) breach of contract. Vento & Company was seeking, among other things, rescission of the stock Sale, or alternatively, damages in an amount, which it contended was in excess of $460 million, together with interest. In March 2000, the parties entered into a settlement agreement. Under the Company's portion of the settlement, the Company is issuing shares of class A common stock having a value of approximately $1.9 million. As a result, the action has been dismissed with prejudice.

         On June 29, 1999, an alleged stockholder of AboveNet filed a lawsuit, captioned KAUFMAN V. TUAN, et al, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet, and the Company (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend themselves vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by the AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by the Company on July 26, 1999. Upon stipulation of the parties, this action was dismissed without prejudice in December 1999.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually, or in the aggregate, including the Contardi litigation and the Goldsmith litigation, will have a material adverse effect on our financial condition or results of operations, although the Company can make no assurances in this regard.

NOTE 19: SELECTED QUARTERLY FINANCIAL DATA(UNAUDITED):

Selected financial information for the quarterly periods in 1999 and 1998 is presented below (in thousands, except per share amounts):


                                           FIRST QUARTER OF        SECOND QUARTER OF
                                         --------------------    --------------------
                                             1999        1998        1999        1998
                                         --------    --------    --------    --------
Revenues                                 $ 18,379    $  1,726    $ 20,294    $  7,407
Operating income(loss)                      2,853      (5,941)      2,157         572
Net income(loss)                           (5,814)     (4,247)     (6,464)      2,190

Income (loss) per common share - Basic   $  (0.02)   $  (0.01)   $   (.02)   $    .01



                                           THIRD QUARTER OF        FOURTH QUARTER OF
                                         --------------------    --------------------
                                           1999        1998       1999        1998
                                         --------    --------   --------    --------
Revenues                                 $ 10,723    $ 11,707   $ 25,851    $ 15,596
Operating income(loss)                    (23,041)      2,513    (55,045)      5,463
Net income (loss)                         (32,012)      3,123    (70,648)        (80)

Income (loss) per common share - Basic   $  (0.08)   $    .01   $   (.16)   $   (.01)


                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                      BALANCE AT      ADDITIONS                      BALANCE AT
                     BEGINNING OF  CHARGED TO COSTS                    END OF
DESCRIPTION              YEAR        AND EXPENSES      ADJUSTMENTS      YEAR
                     ------------  -----------------  -------------- ----------
Reserves deducted from assets to
which they apply:

TRADE RECEIVABLES
1997                  $    --     $    --                    --      $    --
1998                       --          --                    --      $    --
1999                  $    --     $    --               $ 450,000    $ 450,000

OTHER CURRENT ASSETS
1997                  $    --     $ 337,500             $    --      $ 337,500
1998                  $ 337,500   $    --               $    --      $ 337,500
1999                  $ 337,500   $    --               $(126,562)   $ 210,938
