Form 10-Q
period 2000-03-31
METROMEDIA FIBER NETWORK INC
filed 2000-05-11
CIK 1043533

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

                       For the period ended March 31, 2000

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

The number of shares outstanding of the registrant's common stock as of May 8, 2000 was:

                      CLASS                   NUMBER OF SHARES
                      -----                   ----------------
                        A                        477,815,089
                        B                         67,538,544

================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


    ITEM NO.      DESCRIPTION

                         PART I - FINANCIAL INFORMATION


                                                                                                       PAGE
                                                                                                       ----
    Item 1.       Financial Statements

                  Consolidated Statements of Operations for the Three Month Periods
                  Ended March 31, 2000 and 1999..........................................                1

                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                 2

                  Consolidated Statements of Cash Flows for the Three Month Periods
                  Ended March 31, 2000 and 1999..........................................                3

                  Notes to Consolidated Financial Statements.............................                4

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................               12

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............               17

                           PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings......................................................               18

    Item 2.       Changes in Securities and Use of Proceeds..............................               19

    Item 3.       Defaults Upon Senior Securities........................................               19

    Item 4.       Submission of Matters to a Vote of Security Holders....................               19

    Item 5.       Other Information......................................................               19

    Item 6.       Exhibits and Reports on Form 8-K.......................................               19


                      PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)



                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                 2000           1999
                                                              ---------      ---------
Revenue .................................................     $  31,921      $  18,379

Expenses:
     Cost of sales ......................................        35,576          8,258
     Selling, general and administrative ................        27,660          6,073
     Depreciation and amortization ......................        32,489          1,195
                                                              ---------      ---------
Income (loss) from operations ...........................       (63,804)         2,853

     Interest income ....................................        25,057          7,437
     Interest expense ...................................       (45,180)       (15,904)
     Loss from joint ventures ...........................        (1,233)          (200)
                                                              ---------      ---------
Net loss ................................................     $ (85,160)     $  (5,814)
                                                              =========      =========

Net loss per share, basic ...............................     $   (0.16)     $   (0.02)
                                                              =========      =========

Net loss per share, diluted .............................         N/A            N/A
                                                              =========      =========

Weighted average number of shares
     outstanding, basic .................................       533,410        378,004
                                                              =========      =========

Weighted average number of shares
     outstanding, diluted ...............................         N/A            N/A
                                                              =========      =========



                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2000             1999
                                                                                  -----------      -----------
                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..............................................     $ 2,535,829      $ 1,262,391
     Pledged securities .....................................................          32,312           31,960
     Accounts receivable ....................................................          83,501           72,166
     Prepaid expenses and other current assets ..............................          15,485           10,948
                                                                                  -----------      -----------
          Total current assets ..............................................       2,667,127        1,377,465
Fiber optic transmission network and related equipment, net .................       1,127,417          796,684
Property and equipment, net .................................................          16,869            9,215
Restricted cash .............................................................          69,355           82,193
Marketable securities .......................................................         119,639           29,628
Investment in/advances to joint venture .....................................          35,043           23,130
Other assets ................................................................          97,558          102,573
Goodwill, net ...............................................................       1,582,230        1,539,097
                                                                                  -----------      -----------
          Total assets ......................................................     $ 5,715,238      $ 3,959,985
                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................     $    48,678      $    43,344
     Accrued expenses .......................................................         235,898          186,528
     Deferred revenue, current portion ......................................          16,598           12,867
     Capital lease obligations and notes payable, current portion ...........           7,409            6,781
                                                                                  -----------      -----------
          Total current liabilities .........................................         308,583          249,520
Senior notes payable ........................................................       1,660,900        1,660,900
Convertible subordinated notes payable ......................................         975,281               --
Capital lease obligations and notes payable .................................          37,291           38,414
Deferred revenue ............................................................         191,331          176,475

Commitments and contingencies (see notes)

Stockholders' equity:
     Class A common stock, $.01 par value; 4,808,062,482
        shares authorized; 476,696,386 and 411,116,800
        shares issued and outstanding, respectively .........................           4,766            4,111
     Class B common stock, $.01 par value; 1,044,509,564
        shares authorized; 67,538,544 shares
        issued and outstanding ..............................................             676              676
     Additional paid-in capital .............................................       2,792,217        1,995,741
     Accumulated deficit ....................................................        (242,335)        (157,175)
     Cumulative comprehensive loss ..........................................         (13,472)          (8,677)
                                                                                  -----------      -----------
          Total stockholders' equity ........................................       2,541,852        1,834,676
                                                                                  -----------      -----------
          Total liabilities and stockholders' equity ........................     $ 5,715,238      $ 3,959,985
                                                                                  ===========      ===========


                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         -----------------------------
                                                                                             2000             1999
Cash flows from operating activities:
Net loss ...........................................................................     $   (85,160)     $    (5,814)
Adjustments to reconcile net loss to net cash
  provided by  operating activities:
      Depreciation and amortization ................................................          32,489            1,195
      Amortization of deferred financing costs .....................................           1,420              500
      Loss from joint venture ......................................................           1,233              200
CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable ..........................................................         (11,521)         (14,901)
      Accounts payable and accrued expenses ........................................          53,431           24,497
      Deferred revenue .............................................................          16,986            1,937
      Other ........................................................................             515            2,417
                                                                                         -----------      -----------
    Net cash provided by operating activities ......................................           9,393          10,031
                                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities .................................................         (90,011)              --
Capital expenditures on fiber optic transmission
  network and related equipment ....................................................        (342,332)         (60,133)
Investment in / advances to joint venture ..........................................         (15,432)              --
Capital expenditures on property and equipment .....................................          (7,370)            (647)
Business acquisitions (net of cash acquired) .......................................             515          (24,966)
                                                                                         -----------      -----------
    Net cash used in investing activities ..........................................        (454,630)         (85,746)
                                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .............................................         737,851              317
Purchases and sales of pledged securities ..........................................            (352)              --
Restricted cash secured by letter of credit ........................................          12,838          (63,313)
Repayment of notes payable .........................................................          (2,148)              --
Proceeds from issuance of notes payable ............................................         975,281               --
Payments of business acquisition's pre-acquisition debt ............................              --          (15,028)
                                                                                         -----------      -----------
    Net cash (used in) provided by financing activities ............................       1,723,470          (78,024)
                                                                                         -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................          (4,795)              --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................       1,273,438         (153,739)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ......................................       1,262,391          569,319
                                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ............................................     $ 2,535,829      $   415,580
                                                                                         ===========      ===========
Supplemental information:
    Interest paid ..................................................................     $       592      $       457
                                                                                         ===========      ===========
    Income taxes paid ..............................................................     $        --      $     1,552
                                                                                         ===========      ===========

    Accrued capital expenditures ...................................................     $   130,742      $    11,716
                                                                                         ===========      ===========



In connection with the acquisitions of MIBH and of 100% of the shares owned by the joint venture partners of AboveNet UK Ltd., the Company issued shares of class A common stock with a total value of $49,280 and $10,000, respectively.

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Metromedia Fiber Network, Inc. and its wholly owned subsidiaries, (collectively, "MFN" or the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. Investments in joint ventures which are not majority owned, or which the Company does not control but over which it exercises significant influence, are accounted for using the equity method. Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the current presentation.

The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under accounting principles generally accepted in the United States. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated
Financial Statements of the Company and accompanying Notes for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information.
The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.

DESCRIPTION OF BUSINESS

The Company provides dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet") on September 8, 1999, the Company also provides "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. AboveNet's wholly-owned subsidiary, PAIX.net, Inc. ("PAIX"), serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

The Company currently has operations in, or under construction in, fifteen cities throughout the United States and seven selected international markets. The Company intends to expand its presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

The Company's existing intra-city networks consist of approximately 610,000 fiber miles covering in excess of 1,200 route miles in the United States. Its inter-city network consists of approximately 132,000 fiber miles primarily covering its 255 route-mile network that the Company has built between New York City and Washington D.C. The Company has also built or contracted to acquire a nationwide dark fiber network linking its intra-city networks.

In February 1999, the Company entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network among selected cities throughout Germany. Once completed, our German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. The Company has also acquired fiber on the Circe network, which connects a number of European markets. In addition to its inter-city networks, the Company is constructing 16 intra-city networks throughout Europe. Separately, the Company has also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

The fiber optic transmission network and related equipment are stated at cost. Costs incurred in connection with the installation and expansion of the network are capitalized. Depreciation is computed using the straight-line method through the life of either the franchise agreement or right of way for the related network.

RECAPITALIZATIONS

On March 2, 2000 the Company announced a two-for-one stock split of the Company's class A and class B common stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000. This split was effective on April 17, 2000.

The accompanying financial statements give retroactive effect to the above recapitalization.

RECOGNITION OF REVENUE

The Company recognizes revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. Revenue on bandwidth and space requirement charges is recognized in the period in which the services are provided. In addition, the Company had occasionally entered into sales-type leases for portions of its network. For those leases entered into prior to completion of the portion of the network and under contracts entered into before June 30, 1999, the Company recognizes revenue using the percentage of completion method.

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

Most of the Company's contracts for the provision of dark fiber are accounted as operating leases under which it recognizes recurring monthly revenues. For certain other contracts the Company recognizes revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires the Company, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

prior method of recognizing revenue when the Company delivers the fiber. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

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

The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after July 1, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the three months ended March 31, 2000 and 1999 related to the percentage of completion method was $325,000 and $16.8 million, respectively. The related cost of sales recorded was $49,000 and $6.3 million, respectively, for the three months ended March 31, 2000 and 1999. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 to 25 years.

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

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income establishes rules for the reporting of comprehensive income and its components. Comprehensive loss consists of net loss and foreign currency translation adjustments. The comprehensive loss for the three months ended March 31, 2000 and 1999 was approximately $90 million and $8.7 million, respectively.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information is not required as the Company operates in only one business segment.

As of and for the three months ended March 31, 2000 and 1999, substantially all of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have an impact on its results of operations, financial position or cash flows.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation " ("FIN 44"), an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000 and effects the way certain stock options granted to non-employees will be accounted for.

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

Fiber optic transmission network and related equipment consist of the following (in 000's):


                                                   MARCH 31,        DECEMBER 31,
                                                     2000              1999
                                                  -----------      -----------
          Fiber optic network ...............     $   462,311      $   318,494
          Data Centers ......................         128,502           97,400
          Telecommunication equipment & other          66,001           51,878
          Construction in progress ..........         509,810          356,404
                                                  -----------      -----------
          Total Network .....................       1,166,624          824,176
          Less: accumulated depreciation ....         (39,207)         (27,492)
                                                  -----------      -----------
                                                  $ 1,127,417      $   796,684
                                                  ===========      ===========


Construction in progress includes amounts incurred in the Company's expansion of its network and data centers. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

3.  INVESTMENT IN/ADVANCES TO JOINT VENTURES

During 1997 the Company formed a joint venture with Racal Telecommunications, Inc. ("Racal") that provides broad-based transatlantic communication services between New York and London. During 1999 and 1998, the Company made capital contributions of $1.8 million and $4.3 million, respectively. The Company accounts for its investment using the equity method. The Company records equity losses based on its 50% interest in the joint venture.

As part of its international expansion strategy, AboveNet has entered into joint ventures to provide managed co-location and Internet connectivity solutions for mission critical Internet operations overseas. In March 1999, AboveNet entered into agreements to form joint ventures in Austria, Germany, France and the United Kingdom. (The Company purchased an additional interest in the joint venture in the United Kingdom in February 2000 - see note 4). AboveNet invested a total of $30.6 million in these ventures through March 31, 2000. These joint ventures are accounted for under the equity method of accounting.

In December 1999, AboveNet entered into a joint venture agreement in Japan. The Company invested a total of $4.0 million through March 31, 2000, and is required to invest an additional $4.0 million for up to a 40% ownership in this venture.

4. ACQUISITIONS

In February 2000, the Company purchased the remaining 60% of it's 40% owned joint venture in the United Kingdom, AboveNet UK Limited, for shares of the Company's stock with a market value of $10 million. The excess of purchase price over the fair values of net assets acquired was approximately $10 million and has been recorded as goodwill, which is being amortized on a straight - line basis over 20 years.

On January 19, 2000, the Company completed the acquisition of MIBH Inc., a network outsourcing provider offering full-service management of business Internet connectivity solutions for approximately $52.3 million in cash and stock. The excess of purchase price over the fair values of net assets acquired was approximately $51 million and has been recorded as goodwill, which is being amortized on a straight - line basis over 20 years

Under the terms of the agreement, MIBH became a wholly owned subsidiary of Metromedia Fiber Network, Inc. The shareholders of MIBH, a privately held company, received an aggregate of 1,884,418 shares of Metromedia Fiber Network class A common stock, having a fair market value of approximately $49.3 million and $3.0 million in cash.

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

On June 21, 1999, AboveNet acquired certain assets and assumed certain liabilities of PAIX from Compaq Computer Corporation ("Compaq") for a total purchase price of $76.4 million consisting of $70 million in cash, certain future ongoing services to be provided by AboveNet to Compaq, with a value estimated to be $5.0 million, and acquisition related costs of $1.4 million. PAIX is a high-level switching and peering point for global and Internet service providers and content providers.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The excess of the purchase price over the fair values of the net assets acquired was approximately $11.2 million and has been recorded as goodwill, which is being amortized on a straight - line basis up to 20 years.

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

5. GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing a definitive agreement, the Company provided an irrevocable standby letter of credit in the amount of $64 million as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs. During the first quarter of 2000, the letter of credit amount was increased by $12.5 million. As of March 31, 2000, construction costs of approximately $40.9 million have been incurred and are included in fiber optic transmission network.

6. RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2000 and 1999 management fee under the agreement is $1.0 million, payable quarterly at a rate of $250,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

7. NOTES PAYABLE

On March 6, 2000, the Company issued $975.3 million of 6.15% convertible subordinated notes due March 6, 2010, to Bell Atlantic Investments, Inc. ("Bell Atlantic"). The notes are convertible into shares of class A common stock at a conversion price of $17.00 per share. Interest on the notes is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2000. Upon the occurrence of a change of control, each holder of convertible subordinated notes will have the right to require the Company to purchase all or any part of that holder's convertible subordinated notes at a price equal to 100% of the outstanding principal amount. The payment of all amounts due on the convertible subordinated notes is subordinated to the prior payment of the senior notes.

At March 31, 2000, AboveNet had $17.6 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. Borrowings outstanding under the Credit Facility are payable in 42 monthly installments, bear interest at rates ranging from 13.3% to 15.1% and are collateralized by the equipment and leasehold improvements purchased with the proceeds of the borrowing. Additionally, in connection with the AboveNet acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure the Credit Facility. At March 31, 2000, the outstanding borrowings on the Credit Facility are due as follows: 2000 - $3.9 million, 2001 - $6.8 million, and 2002 - $6.9 million.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

8. BELL ATLANTIC INVESTMENT

On October 7, 1999, the Company entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share (see Note 7). After the issuance of the
51.1 million shares of class A common stock and assuming conversion of the convertible subordinated notes, this investment represents 18.2% of our outstanding shares. Bell Atlantic has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these transactions will be used to fund the expansion of our network.

9. CONTINGENCIES

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140 (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of the Company's shares of class A common stock which the Company cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company has moved for summary judgment on the complaint.

In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of approximately $861 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000, the Company filed a motion to dismiss the complaint. The motion is expected to be fully briefed by June 19, 2000.

The Company intends to vigorously defend both these actions because the Company believes that it acted appropriately in connection with the matters at issue in these two cases. However, there can be no assurance that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, awards of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on its financial condition and results of operations.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

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

11. SUBSEQUENT  EVENT

On May 9, 2000 the Company finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in two transoceanic fiber-optic cable consortia. Under the terms of the sale, the Company will pay approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payment to the consortia to date. MFN will assume PGE's future payment obligations to the cable consortia.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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

         - construction schedules; costs and other effects of legal and administrative proceedings;

         - dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

         - development risks; risks relating to the availability of financing; and

         -    other factors referenced in this Report and the Form 10-K.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

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

         We currently have operations in, or under construction in, fifteen cities throughout the United States and seven selected international markets. We intend to expand our presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

         Our existing intra-city networks consist of approximately 610,000 fiber miles covering in excess of 1,200 route miles in the United States. We are currently working to expand our existing local intra-city networks in these metropolitan areas, and to construct additional intra-city networks in approximately 40 additional Tier I and Tier II markets in the United States.

         Our inter-city network currently consists of approximately 132,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

         In addition to our domestic networks, we intend to expand our international presence to include approximately 17 major markets. In February 1999, we entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network connecting selected cities throughout Germany. Once completed, the German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. We have also acquired fiber on the Circe network, which connects a number of European markets. In addition to our inter-city networks, we are constructing 16 intra-city networks throughout Europe. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

         On September 8, 1999, we completed the acquisition of AboveNet. The holders of AboveNet common stock received 2.35 shares of our class A common stock for each share of AboveNet common stock. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance Internet connectivity solutions for electronic commerce and other business critical Internet operations. PAIX, AboveNet's wholly owned subsidiary, serves as a packet switching center for ISPs. PAIX also offers secure, fault-tolerant co-location services to ISPs. The acquisition has been recorded under the purchase method of accounting and AboveNet's results are included in the results of operations subsequent to the acquisition date.

          On October 7, 1999, we entered into a securities purchase agreement with Bell Atlantic, under which Bell Atlantic purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. After the issuance of the 51.1 million shares of class A common stock and assuming conversion of the convertible subordinated note, this investment represents 18.2% of our outstanding shares. Bell Atlantic has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of our network.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

         Most of our contracts for the provision of dark fiber are accounted for as operating leases under which we recognize recurring monthly revenues. For certain other contracts we recognize revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43,"Real Estate Sales" ("FIN 43"), which requires that sales or leases of integral equipment subsequent to June 30, 1999, be accounted for in accordance with real estate accounting rules. We believe that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires us, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue when we deliver the fiber. As a result, this change in accounting treatment reduces the revenue and income that we recognize in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

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

         We implemented this method of accounting for our contracts entered into after June 30, 1999, as required. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after the date of July 1, 1999 than would have been recorded if this change had not been imposed.

         On March 2, 2000, the Company announced a two-for-one stock split of the Company's class A and class B common stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000. This stock split became effective on April 17, 2000.

         All share and per share amounts presented herein give retroactive effect to the above stock split.

RESULTS OF OPERATIONS

REVENUES
Revenues for the first quarter of 2000 were $31.9 million or 73% greater than revenues of $18.4 million for the first quarter of 1999. This increase reflected higher revenues associated with commencement of service to an increased total number of customers, and the inclusion of Abovenet's revenue in 2000. Revenue recognized for the three months ended March 31, 2000 using the percentage of completion method was $325,000, compared to $16.8 million for the three months ended March 31, 1999. If not for the impact of the aforementioned accounting change, effective June 30,1999, the increase in revenues would have been greater.

COST OF SALES
Cost of sales was $35.6 million in the first quarter of 2000, a 329% increase over cost of sales of $8.3 million for the first quarter of 1999. Cost of sales increased for the three months ended March 31, 2000 as compared to the same period in 1999, primarily due to the inclusion of AboveNet and costs associated with an increased amount of customers and higher fixed costs associated with the operation of our network in service. Cost of sales as percentages of revenue for the first quarters of 2000 and 1999 was 112% and 45%, respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of the Company's network, as well as the higher fixed costs of the internet connectivity services related to AboveNet's operations. Cost of sales in the three months ended March 31, 2000 related to the percentage of completion method was $48,000, compared to $6.3 million for the three months ended March 31, 1999. Costs of sales was also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $27.7 million during the first quarter of 2000, from $6.1 million during the first quarter of 1999, an increase of $21.6 million, or 354%. The increase in selling, general and administrative expenses, for the three-month period ended March 31, 2000 versus the three-month period ended March 31, 1999, resulted primarily from the acquisition of AboveNet and the increased headcount and other overhead to support our network expansion. As a percentage of revenue, selling, general and administrative expenses increased to 87% of revenue for the three months ended March 31, 2000, from 33% for the comparable period in 1999. This is primarily a result of the aforementioned accounting change.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)
For the three months ended March 31, 2000, we recognized a loss before interest, taxes, depreciation and amortization of $31.3 million compared with income before interest, taxes, depreciation and amortization for the three months ended March 31, 1999 of $4.0 million. The change in EBITDA is primarily due to the acquisition of AboveNet and the aforementioned accounting change.

EBITDA consists of earning (loss) before income taxes plus all net interest expense and all depreciation and amortization expense. We have included EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $32.5 million during the three months ended March 31, 2000, versus $1.2 million during the three months ended
March 31, 1999, an increase of $31.3 million. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of AboveNet and increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS
For the three months ended March 31, 2000 we recognized a loss from operations of $63.8 million, an increased loss of $66.7 million from the $2.9 million income from operations reported for the three months ended March 31, 1999. The increased loss from operations was attributable to the acquisition of AboveNet and the related goodwill and the aforementioned accounting change.

INTEREST INCOME
Interest income was $25.1 million during the three months ended March 31, 2000, as compared to $7.4 million during the comparable 1999 period, an increase of $17.7 million, or 239%. Interest income increased in the period as a result of the investment of our excess cash received as proceeds from the issuance and sale of our 10% senior notes in October 1999, as well as from the convertible subordinated notes issued in March 2000.

INTEREST EXPENSE (NET)
Interest expense increased in the three months ended March 31, 2000 to $45.2 million versus $15.9 million for the three months ended March 31, 1999. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in October 1999, as well as the convertible subordinated notes issued in March 2000.

NET LOSS
We had a net loss of $85.2 million for the three months ended March 31, 2000, versus a net loss of $5.8 million for the comparable period of 1999. For the three months ended March 31, 2000, basic net loss per share was $0.16 versus a basic net loss per share of $0.02 for the three months ended March 31, 1999.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

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

         Cash provided by operating activities was $9.4 million for the three months ended March 31, 2000, compared with $10.0 million provided by operations during the comparable period in 1999. For the three months ended March 31, 2000 we used $454.6 million of cash for investing activities as compared to $85.7 million for the same period in 1999. This increase was due primarily to investments in the expansion of our networks and related construction in progress. For the three months ended March 31,1999, $1.7 billion was provided by financing activities, primarily through the Bell Atlantic investment, compared to the $78 million cash outflow in the three months ended March 31, 1999. The primary use of cash in the first quarter of 1999 related to financing activities was the restriction of cash as security for a letter of credit in connection with our German network build.

         On May 9, 2000, we finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in two transoceanic fiber-optic cable consortia. Under the terms of the sale, we will pay approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payment to the consortia to date. We will assume PGE's future payment obligations to the cable consortia.

         We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks and market our services to an expanding customer base. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the build-out of our fiber optic networks and Internet service exchanges in 50 major markets in the United States and in 17 major international markets. We believe that the net proceeds from the investment by Bell Atlantic, the net proceeds from the senior notes, cash on hand, certain vendor financing and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and our other working capital needs through the year ending December 31, 2001. The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing on acceptable terms or at all.

         We expect to experience negative cash flows for the foreseeable future. In addition, as part of our acquisition of AboveNet, we recorded approximately $1.6 billion in goodwill and other intangible assets, which we are amortizing over periods up to twenty years. Accordingly, we expect to report further net operating losses for the foreseeable future.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on the Company's outstanding debt, the Company is subject to other types of risk such as the collectibility of its accounts receivables. The Company's principal long term obligation are its $650 million 10% senior notes due 2008 and $1 billion 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Bell Atlantic in March 2000. The fair value of the long-term debt at March 31, 2000 was $2.63 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by $82 million and a decrease in the fair value of the Company's long term obligation by $74 million respectively.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses. The Company has moved for summary judgment on the complaint.

In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of approximately $861 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000, the Company filed a motion to dismiss the complaint. The motion is expected to be fully briefed by June 19, 2000.

We intend to vigorously defend both these actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, awards of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on our financial condition and results of operations.

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

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT #
         ---------
            27            Financial Data Schedule for the period ended
                          March 31, 2000.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

b)       Reports on Form 8-K

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

                                   METROMEDIA FIBER NETWORK, INC.
                                   ------------------------------
                                            (Registrant)

                                            By:     /s/ GERARD BENEDETTO
                                               ---------------------------------
                                            Gerard Benedetto
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                            May 11, 2000