Form 10-Q
period 2000-06-30
METROMEDIA FIBER NETWORK INC
filed 2000-08-09
CIK 1043533

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

                       For the period ended June 30, 2000

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

                   c/o Metromedia Fiber Network Services, Inc.
                              360 Hamilton Avenue
                             White Plains, NY 10601
                             ----------------------

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

The number of shares outstanding of the registrant's common stock as of August 8, 2000 was:

                 CLASS         NUMBER OF SHARES
                 -----         ----------------
                   A             481,898,311
                   B              67,538,544


================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000


                                TABLE OF CONTENTS


 ITEM NO.   DESCRIPTION                                                  PAGE
 --------   -----------                                                  ----

                         PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations for the
            Three and Six Month Periods Ended June 30, 2000
            and 1999.............................................          1

            Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999................................          2

            Consolidated Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2000 and 1999.......          3

            Notes to Consolidated Financial Statements...........          4

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations........          11

  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk..........................................          15

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings....................................          16

  Item 2.   Changes in Securities and Use of Proceeds............          17

  Item 3.   Defaults Upon Senior Securities......................          17

  Item 4.   Submission of Matters to a Vote of Security Holders..          17

  Item 5.   Other Information....................................          17

  Item 6.   Exhibits and Reports on Form 8-K.....................          17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                             ------------------       ------------------
                                               2000      1999           2000      1999
                                             --------  --------       --------  --------
Revenue ...................................  $ 43,315  $ 20,294       $ 75,236  $ 38,673

Expenses:
    Cost of sales .........................    47,148     6,561         82,724    14,819
    Selling, general and administrative ...    27,968     7,713         55,628    13,786
    Depreciation and amortization .........    40,045     3,863         72,534     5,058
                                             --------  --------       --------  --------
Income (loss) from operations .............   (71,846)    2,157       (135,650)    5,010
Other income (expenses):
    Interest income .......................    36,831     6,075         61,888    13,512
    Interest expense ......................   (55,689)  (14,503)      (100,869)  (30,407)
    Loss from joint ventures ..............    (1,308)     (193)        (2,541)     (393)
                                             --------  --------       --------  --------
Net loss ..................................   (92,012)   (6,464)      (177,172)  (12,278)
                                             ========  ========       ========  ========

Net loss per share, basic .................  $  (0.17) $  (0.03)      $  (0.33) $  (0.06)
                                             ========  ========       ========  ========

Net loss per share, diluted ...............     N/A       N/A            N/A       N/A
                                             ========  ========       ========  ========

Weighted average number of shares
    outstanding, basic ....................   547,708   189,667        537,789   189,098
                                             ========  ========       ========  ========

Weighted average number of shares
    outstanding, diluted ..................     N/A       N/A            N/A       N/A
                                             ========  ========       ========  ========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,     DECEMBER 31,
                                                                      2000            1999
                                                                   -----------    -----------
                                                                   (UNAUDITED)
                    ASSETS
Current assets:
    Cash and cash equivalents ..................................   $ 2,082,010    $ 1,262,391
    Marketable securities ......................................       176,859           --
    Pledged securities .........................................          --           31,960
    Accounts receivable ........................................        77,088         72,166
    Prepaid expenses and other current assets ..................        26,605         10,948
                                                                   -----------    -----------
        Total current assets ...................................     2,362,562      1,377,465
Fiber optic transmission network and related equipment, net ....     1,530,586        796,684
Property and equipment, net ....................................        25,271          9,215
Restricted cash ................................................        62,182         82,193
Marketable securities ..........................................          --           29,628
Investment in/advances to joint ventures .......................        21,608         23,130
Other assets ...................................................        99,131        102,573
Intangibles, net ...............................................     1,564,808      1,539,097
                                                                   -----------    -----------
        Total assets ...........................................   $ 5,666,148    $ 3,959,985
                                                                   ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................   $    60,529    $    43,344
    Accrued expenses ...........................................       214,080        186,528
    Deferred revenue, current portion ..........................        17,329         12,867
    Capital lease obligations and notes payable, current portion         7,784          6,781
                                                                   -----------    -----------
        Total current liabilities ..............................       299,722        249,520

Senior notes payable ...........................................     1,660,900      1,660,900
Convertible subordinated notes payable .........................       975,281           --
Capital lease obligations and notes payable ....................        35,863         38,414
Deferred revenue ...............................................       219,269        175,405
Other long term liabilities ....................................        12,878          1,070

Commitments and contingencies (see notes)

Stockholders' equity:
    Class A common stock, $.01 par value; 4,808,062,482
      shares authorized; 480,436,326 and 411,116,800
      shares issued and outstanding, respectively ..............         4,803          4,111
    Class B common stock, $.01 par value; 1,044,509,564
      shares authorized; 67,538,544 shares
      issued and outstanding ...................................           676            676
  Additional paid-in capital ...................................     2,805,666      1,995,741
  Accumulated deficit ..........................................      (334,346)      (157,175)
  Cumulative comprehensive loss ................................       (14,564)        (8,677)
                                                                   -----------    -----------
        Total stockholders' equity .............................     2,462,235      1,834,676
                                                                   -----------    -----------
        Total liabilities and stockholders' equity .............   $ 5,666,148    $ 3,959,985
                                                                   ===========    ===========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          ------------------------
                                                             2000          1999
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss ..............................................   $  (177,172)   $ (12,278)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization ...................        72,534        5,057
      Amortization of deferred financing costs ........         2,838        1,000
      Stocks, options and warrants issued for services           --            395
      Loss from joint ventures ........................         2,541          393
CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable .............................        (4,855)     (48,985)
      Accounts payable and accrued expenses ...........        14,477       37,990
      Deferred revenue ................................        46,726       35,081
      Other ...........................................        (1,097)       2,391
                                                          -----------    ---------
   Net cash (used in) provided by operating activities        (44,008)      21,044
                                                          -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ....................      (147,231)     (19,716)
Capital expenditures on fiber optic transmission
   network and related equipment ......................      (726,632)    (122,823)
Investment in / advances to joint ventures ............        (5,266)      (3,000)
Capital expenditures on property and equipment ........       (24,226)      (1,676)
Business acquisitions (net of cash acquired) ..........        (2,315)     (24,966)
                                                          -----------    ---------
   Net cash used in investing activities ..............      (905,670)    (172,181)
                                                          -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ................       751,337        2,056
Purchases and sales of pledged securities, net ........        31,960         --
Restricted cash secured by letter of credit ...........        20,011      (63,313)
Repayment of notes payable ............................        (3,405)        --
Proceeds from issuance of notes payable ...............       975,281         --
Payments of business acquisition's pre-acquisition debt          --        (15,028)
                                                          -----------    ---------
   Net cash (used in) provided by financing activities      1,775,184      (76,285)
                                                          -----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............        (5,887)        --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       819,619     (227,422)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD .........     1,262,391      569,319
                                                          -----------    ---------
CASH AND CASH EQUIVALENTS-END OF PERIOD ...............   $ 2,082,010    $ 341,897
                                                          ===========    =========
Supplemental information:
   Interest paid ......................................   $    90,361    $  31,152
                                                          ===========    =========
   Income taxes paid ..................................   $      --      $   2,736
                                                          ===========    =========
   Accrued capital expenditures .......................   $   156,010    $  30,092
                                                          ===========    =========

In connection with the acquisitions in 2000 of MIBH and of 100% of the shares owned by the joint venture partners of AboveNet UK Ltd., shares of class A common stock were issued with a total value of $49,280 and $10,000, respectively.

                             SEE ACCOMPANYING NOTES

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Metromedia Fiber Network, Inc. and its wholly owned subsidiaries, (collectively, "MFN" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures which are not majority owned, or which the Company does not control but over which it exercises significant influence, are accounted for using the equity method. Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the current presentation.

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

The Company's existing intra-city networks consist of approximately 784,000 fiber miles covering in excess of 1,400 route miles in the United States. Its inter-city network consists of approximately 173,000 fiber miles primarily covering its 255 route-mile network that the Company has built between New York City and Washington D.C. The Company has also built or contracted to acquire a nationwide dark fiber network linking its intra-city networks.

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

Most of the Company's contracts for the provision of dark fiber are accounted as operating leases under which it recognizes recurring monthly revenues. For certain other contracts the Company recognizes revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The Company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires the Company, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue when the Company delivers the fiber. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

By way of example, if the Company entered into an agreement for a 25-year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, the Company previously recorded revenues of $20.0 million per year over the 5 years during which the Company delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require recognition of revenue of $4.0 million per year over the 25 year term of the contract, even though the Company would receive a cash payment of $100.0 million when the contract is signed.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after July 1, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the three months ended June 30, 2000 and 1999 related to the percentage of completion method was zero and $16.8 million, respectively. Revenue recognized for the six months ended June 30, 2000 and 1999 related to the percentage of completion method was $325,000 and $33.6 million, respectively. The related cost of sales recorded was zero and $3.4 million, respectively, for the three months ended June 30, 2000 and 1999, and $49,000 and $9.7 million for the six months ended
June 30, 2000 and 1999, respectively. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 to 25 years.

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

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income establishes rules for the reporting of comprehensive income and its components. Comprehensive loss consists of net loss and foreign currency translation adjustments. The comprehensive loss for the three and six months ended June 30, 2000 was approximately $93.1 million and $183.1 million, respectively, compared to a loss of $8.5 million and $17.2 million for the three and six months ended June 30, 1999, respectively.

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

As of and for the three and six months ended June 30, 2000 and 1999, substantially all of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

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

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation " ("FIN 44"), an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000 and effects the way certain stock options granted to non-employees will be accounted for. The Company does not believe the adoption of FIN 44 will have a material impact on its results of operations.

In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulleting No. 101 or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe the adoption of SAB 101 will have a material impact on its results of operations.

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

Fiber optic transmission network and related equipment consist of the following (in 000's):

                                                      June 30,      December 31,
                                                       2000            1999
                                                    -----------      ---------
Fiber optic network ..........................      $   719,386      $ 318,494
Data Centers .................................          152,641         97,400
Telecommunication equipment & other ..........           56,502         51,878
Construction in progress .....................          659,365        356,404
                                                    -----------      ---------
    Total Network ............................        1,587,894        824,176
Less: accumulated depreciation ...............          (57,308)       (27,492)
                                                    -----------      ---------
                                                    $ 1,530,586      $ 796,684
                                                    ===========      =========

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

As part of its international expansion strategy, AboveNet has entered into joint ventures to provide managed co-location and Internet connectivity solutions for mission critical Internet operations overseas. In March 1999, AboveNet entered into agreements to form joint ventures in Austria, Germany, France and the United Kingdom. (The Company purchased additional interests in the joint ventures in Germany and the United Kingdom in June and February 2000, respectively - see note 4). AboveNet invested a total of $30.7 million in these ventures through June 30, 2000. These joint ventures are accounted for under the equity method of accounting.

In December 1999, AboveNet entered into a joint venture agreement in Japan. The Company invested a total of $4.0 million through June 30, 2000, and is required to invest an additional $4.0 million for up to a 40% ownership interest in this venture.

4. ACQUISITIONS

In June 2000, the company purchased an additional 37.5% interest in it's 50% owned joint venture in Germany, AboveNet GMBH, for approximately $1.4 million.

On May 9, 2000 the Company finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in the cable consortia that owns and operates the TAT-14 and Japan-U.S. Cable Networks, and two of PGE's Japanese subsidiaries. Under the terms of the sale, the Company will have paid approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payment made to date to the consortia. MFN will assume PGE's future payment obligations to the cable consortia. The acquisition of the two Japanese subsidiaries has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired of approximately $1.6 million has been recorded as goodwill.

In February 2000, the Company purchased the remaining 60% of its 40% owned joint venture in the United Kingdom, AboveNet UK Limited, for shares of the Company's stock with a market value of $10 million. The excess of purchase price over the fair values of net assets acquired was approximately $10 million and has been recorded as goodwill.

On January 19, 2000, the Company completed the acquisition of MIBH Inc., a network outsourcing provider offering full-service management of business Internet connectivity solutions for approximately $52.3 million in cash and stock. The excess of purchase price over the fair values of net assets acquired was approximately $51 million and has been recorded as goodwill.

Under the terms of the agreement, MIBH became a wholly owned subsidiary of Metromedia Fiber Network, Inc., and has subsequently merged into Metromedia Fiber Network Services, Inc. The shareholders of MIBH, a privately held company, received an aggregate of 1,884,418 shares of Metromedia Fiber Network class A common stock having a fair market value of approximately $49.3 million and $3.0 million in cash.

On September 8, 1999, the Company acquired all of the outstanding common stock of AboveNet for a total purchase price, paid in Company class A common stock, of approximately $1.8 billion. The holders of AboveNet common stock, stock options and warrants received, in exchange for those securities, 2.35 shares of the Company's class A common stock, stock options and warrants, respectively. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.6 billion and has been recorded as goodwill.

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

On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The excess of the purchase price over the fair values of the net assets acquired was approximately $11.2 million and has been recorded as goodwill.

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. Goodwill is amortized on a straight-line basis over 10 to 20 years.

5.   GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing a definitive agreement, the Company provided an irrevocable standby letter of credit in the amount of $64 million as security for the construction costs of the network, which, in addition to the deposit payment made, covers the Company's portion of the estimated construction costs. During the first quarter of 2000, the letter of credit amount was increased by $12.5 million. As of June 30, 2000, construction costs of approximately $58.9 million have been incurred and are included in fiber optic transmission network.

6.    RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2000 and 1999 management fee under the agreement is $1.0 million, payable quarterly. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

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

At June 30, 2000, AboveNet had $16.2 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. Borrowings outstanding under the Credit Facility are payable in 42 monthly installments, bear interest at rates ranging from 13.3% to 15.1% and are collateralized by the equipment and leasehold improvements purchased with the proceeds of the borrowing. Additionally, in connection with the AboveNet acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure the Credit Facility. At June 30, 2000, the outstanding borrowings on the Credit Facility are due as follows: 2000 - $3.1 million, 2001 - $6.9 million, and 2002 - $6.2 million.

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

9.  CONTINGENCIES

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140 (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares of class A common stock which the Company cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses and moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction.

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

The Company intends to vigorously defend both the Goldsmith Litigation and the Contardi Litigation (if plaintiff pursues the action) because it believes that it acted appropriately in connection with the matters at issue in these two cases. However, there can be no assurance that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, awards of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on its financial condition and results of operations.

On June 29, 1999, an alleged stockholder of AboveNet filed a lawsuit, captioned Kaufman v. Tuan, et al, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet, and the Company (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend against it vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by the Company on July 26, 1999. Upon stipulation of the parties, this action was dismissed without prejudice in December 1999.

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

      Our existing intra-city networks consist of approximately 784,000 fiber miles covering in excess of 1,400 route miles in the United States. We are currently working to expand our existing local intra-city networks in these metropolitan areas, and to construct additional intra-city networks in approximately 40 additional Tier I and Tier II markets in the United States.

      Our inter-city network currently consists of approximately 173,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

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

      By way of example, if we entered into an agreement for a 25 year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, we previously recorded average revenues of $20.0 million per year over the 5 years during which we delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require us to recognize revenue of $4.0 million per year over the 25 year term of the contract, even though we would receive a cash payment of $100.0 million when the contract is signed.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999, AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES
Revenues for the second quarter of 2000 were $43.3 million or 113% greater than revenues of $20.3 million for the second quarter of 1999. Revenues for the six months ended June 30, 2000 were $75.2 million, or 94% greater than revenues of $38.7 million for the same period in 1999. The increase for the three and six months ended June 30, 2000, compared with the three and six months ended June 30, 1999 reflected higher revenues associated with commencement of service to an increased total number of customers, and the inclusion of AboveNet's revenue in 2000. Revenue recognized for the three and six months ended June 30, 2000 using the percentage of completion method was zero and $325,000, respectively, compared to $16.8 million and $33.6 million for the three and six months ended June 30, 1999, respectively. If not for the impact of the aforementioned accounting change, effective June 30,1999, the increase in revenues would have been greater.

COST OF SALES
Cost of sales was $47.1 million in the second quarter of 2000, a 614% increase over cost of sales of $6.6 million for the second quarter of 1999. Cost of sales for the six months ended June 30, 2000 was $82.7 million, or 459% greater than cost of sales of $14.8 million for the same period in 1999. The increase for the three and six months ended June 30, 2000, compared with the three and six months ended June 30, 1999 is primarily due to the inclusion of AboveNet and costs associated with an increased amount of customers and higher fixed costs associated with the operation of our network in service. Cost of sales as percentages of revenue for the second quarters of 2000 and 1999 was 109% and 33%, respectively, and 110% and 38% for the six months ended June 30, 2000 and 1999, respectively, increasing in 2000 as a result of the higher fixed costs related to the operation and maintenance of the Company's network, as well as the higher fixed costs of the internet connectivity services related to AboveNet's operations. Cost of sales in the three and six months ended June 30, 2000 related to the percentage of completion method was zero and $48,000, compared to $3.4 million and $9.7 million for the three and six months ended June 30, 1999. Costs of sales was also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $28.0 million for the second quarter of 2000, from $7.7 million during the second quarter of 1999, an increase of $20.3 million or 264%. Selling, general and administrative expenses, for the six month period ended June 30, 2000 versus the six month period ended June 30, 1999, increased 303% to $55.6 million from $13.8 million. The increase in selling, general and administrative expenses in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 resulted primarily from the acquisition of AboveNet and the increased headcount and other overhead to support our network expansion. As a percentage of revenue, selling, general and administrative expenses increased to 65% and 74%, of revenue for the three and six months ended June 30, 2000, respectively, from 38% and 36%, respectively, for the comparable periods in 1999. This is primarily a result of the aforementioned accounting change.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) EBITDA consists of earning (loss) before income taxes plus all net interest expense and all depreciation and amortization expense and losses from joint ventures. We have included EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies.

For the three and six months ended June 30, 2000, we recognized an EBITDA loss of $31.8 million and $63.1 million, respectively, compared with income before interest, taxes, depreciation and amortization for the three and six months ended June 30, 1999 of $6.0 million and $10.0 million, respectively. The change in EBITDA is primarily due to the acquisition of AboveNet and the aforementioned accounting change.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $40.0 million and $72.5 million for the three and six months ended June 30, 2000, respectively, versus $3.9 million and $5.0 million for the three and six months ended June 30, 1999, respectively. This represents increases of $36.1 million for the second quarter of 2000 as compared to the second quarter of 1999 and $67.5 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increases in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of AboveNet and increased investment in our completed fiber optic network and additional property and equipment acquired.

INCOME (LOSS) FROM OPERATIONS
For the three and six months ended June 30, 2000 we recognized losses from operations of $71.8 million and $135.7 million, respectively. This represents an increased loss of $74.0 million for the three months ended June 30, 2000 from the $2.2 million income from operations reported for the three months ended June 30, 1999, and an increased loss of $140.7 million for the six months ended June 30, 2000 from the $5.0 million income from operations recognized at June 30, 1999 . The increased loss from operations was attributable to the acquisition of AboveNet and the related goodwill and the aforementioned accounting change.

INTEREST INCOME
Interest income was $36.8 million during the three months ended June 30, 2000, as compared to $6.1 million during the comparable 1999 period, an increase of $30.7 million, or 503%. Interest income was $61.9 million during the six months ended June 30, 2000, as compared to $13.5 million during the comparable 1999 period, an increase of $48.4 million, or 359%. Interest income increased in 2000 as a result of the investment of our excess cash received as proceeds from the issuance and sale of our 10% senior notes in October 1999, as well as from the convertible subordinated notes issued in March 2000.

INTEREST EXPENSE
Interest expense increased in the three and six months ended June 30, 2000 to $55.7 million and $100.9 million, respectively, versus $14.5 million and $30.4 million for the three and six months ended June 30, 1999. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in October 1999, as well as the convertible subordinated notes issued in March 2000.

NET LOSS
We had a net loss of $92.0 million and $177.2 million for the three and six months ended June 30, 2000, versus net losses of $6.5 million and $12.3 million for the comparable periods of 1999. For the three and six months ended June 30, 2000, basic net loss per share was $0.17 and $0.33 versus basic net loss per share of $0.03 and $0.06 for the three and six months ended June 30, 1999.

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

Cash used in operating activities was $44.0 million for the six months ended June 30, 2000, compared with $21.0 million provided by operations during the comparable period in 1999. For the six months ended June 30, 2000 we used $905.7 million of cash for investing activities as compared to $172.2 million for the same period in 1999. This increase was due primarily to investments in the expansion of our networks and related construction in progress. For the six months ended June 30, 2000, $1.8 billion was provided by financing activities, primarily through the Bell Atlantic investment, compared to the $76.3 million cash outflow in the six months ended June 30, 1999. The primary use of cash in the first two quarters of 1999 related to financing activities was the restriction of cash as security for a letter of credit in connection with our German network build.

On May 9, 2000, we finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in two transoceanic fiber-optic consortia. Under the terms of the sale, we will have paid approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payment to the consortia to date. We will assume PGE's future payment obligations to the cable consortia.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on the Company's outstanding debt, the Company is subject to other types of risk such as the collectibility of its accounts receivables. The Company's principal long term obligation are its $650 million 10% senior notes due 2008 and $1 billion 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Bell Atlantic in March 2000. The fair value of the long-term debt at June 30, 2000 was $2.63 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by $55 million and a decrease in the fair value of the Company's long term obligation by $27 million respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses and moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction.

In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of approximately $861 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000, we filed a motion to dismiss the complaint.

We intend to vigorously defend both the Goldsmith Litigation and the Contardi Litigation (if plaintiff pursues the action) because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, awards of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on our financial condition and results of operations.

On June 29, 1999, an alleged stockholder of AboveNet filed a lawsuit, captioned Kaufman v. Tuan, et al, Del. Ch. C.A. No. 17259NC, in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiff, who purports to represent a class of all AboveNet stockholders, challenges the terms of the proposed merger between the Company and AboveNet. The complaint names, as defendants, AboveNet, the directors of AboveNet, and the Comapny (as an aider and abettor). The complaint alleges generally that AboveNet's directors breached their fiduciary duty to stockholders of AboveNet, and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. AboveNet, the Company and the individual defendants believe the lawsuit is without merit and intend to defend against it vigorously. AboveNet and the individual director defendants' responses were filed on July 22, 1999. In connection with these responses, a motion to dismiss the complaint in its entirety and a motion to stay discovery pending the outcome of the motion to dismiss were filed by the AboveNet and the individual directors of AboveNet on July 22, 1999. Similar motions to dismiss the complaint and stay discovery were filed by us on July 26, 1999. Upon stipulation of the parties, this action was dismissed without prejudice in December 1999.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2000 annual meeting of stockholders on May 16, 2000.

The stockholders elected the following class A directors at the 2000 annual meeting of stockholders by the indicated votes of the shares of our class A common stock:

                      CLASS OF                   VOTES
        NAME          DIRECTOR     VOTES FOR    WITHHELD
        ----          --------     ---------    --------
Stephen A. Garofalo    Class A    182,758,255   2,876,804
Nicholas M. Tanzi      Class A    182,756,765   2,878,294
Vincent A. Galluccio   Class A    177,445,122   8,189,937

At the annual meeting, the stockholders voted to approve the amendment to the Metromedia Fiber Network, Inc. 1998 Incentive Stock Plan increasing the number of shares of class A common stock available for issuance under the plan by a vote of 103,586,596 class A shares and all 33,769,272 class B shares (337,692,720 votes) voting for the amendment; and 35,530,788 class A shares voting against the amendment, 113,185 class A shares abstaining and 46,404,490 class A shares constituting broker non-votes.

At the annual meeting, the stockholders voted to ratify the retention of Ernst & Young LLP as independent auditors for the 2000 fiscal year, by a vote of 185,511,016 class A shares and all 33,769,272 class B shares (337,692,720 votes) voting for the proposal; and 70,378 class A shares voting against the amendment and 53,665 class A shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      EXHIBIT #
      ---------

            27 Financial Data Schedule for the period ended June 30, 2000.

b)    Reports on Form 8-K

      None.

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METROMEDIA FIBER NETWORK, INC.
                                          (Registrant)


                                          By: /s/ GERARD BENEDETTO
                                              ----------------------------------
                                          Gerard Benedetto
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                                          August 9, 2000