Form 10-Q
period 2000-09-30
METROMEDIA FIBER NETWORK INC
filed 2000-10-31
CIK 1043533

  ============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the period ended September 30, 2000

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

The number of shares outstanding of the registrant's common stock as of October 27, 2000 was:

                 CLASS         NUMBER OF SHARES
                   A             483,329,806
                   B             67,538,544


  ============================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
              QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE
                     MONTH PERIODS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS




 ITEM NO.   DESCRIPTION                                                           PAGE
 --------   -----------                                                           ----
                         PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Statements of Operations for the Three and Nine
            Month Periods Ended September 30, 2000 and 1999.....................    1

            Consolidated Balance Sheets as of September 30, 2000 and December
            31, 1999............................................................    2

            Consolidated Statements of Cash Flows for the Nine Month Periods
            Ended September 30, 2000 and 1999...................................    3

            Notes to Consolidated Financial Statements..........................    4

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........   16

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...................................................   17

  Item 2.   Changes in Securities and Use of Proceeds...........................   18

  Item 3.   Defaults Upon Senior Securities.....................................   18

  Item 4.   Submission of Matters to a Vote of Security Holders.................   18

  Item 5.   Other Information...................................................   18

  Item 6.   Exhibits and Reports on Form 8-K....................................   18

                         PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)



                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                        ---------------------     ------------------------
                                          2000        1999           2000         1999
                                        ---------   ----------    ----------    ----------
Revenue ............................     $ 51,882     $ 10,723     $ 127,118     $  49,397

Expenses:
 Cost of sales .....................       50,742        9,595       133,466        24,414
 Selling, general and administrative       38,735       13,581        94,363        27,369
 Deferred compensation .............          919           --           919            --
 Depreciation and amortization .....       46,033       10,588       118,567        15,645
                                         --------     --------     ---------     ---------
Income (loss) from operations ......      (84,547)     (23,041)     (220,197)      (18,031)
Other income (expenses):
 Interest income ...................       31,306        5,615        93,194        19,127
 Interest expense ..................      (41,876)     (14,504)     (142,745)      (44,911)
 Loss from joint ventures ..........         (198)         (82)       (2,739)         (475)
                                         --------     --------     ---------     ---------
Net loss ...........................      (95,315)     (32,012)     (272,487)      (44,290)
                                         ========     ========     =========     =========

Net loss per share, basic ..........     $  (0.17)    $  (0.16)    $   (0.51)    $   (0.23)
                                         ========     ========     =========     =========

Net loss per share, diluted ........       N/A          N/A           N/A           N/A
                                         ========     ========     =========     =========

Weighted average number of shares
 outstanding, basic ................      549,471      199,789       538,811       190,639
                                         ========     ========     =========     =========

Weighted average number of shares
 outstanding, diluted ..............       N/A          N/A           N/A           N/A
                                         ========     ========     =========     =========

                             SEE ACCOMPANYING NOTES

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2000             1999
                                                                ---------------   --------------
                                                                   (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents ..................................     $ 1,492,513      $ 1,262,391
  Marketable securities ......................................         188,433               --
  Pledged securities .........................................              --           31,960
  Accounts receivable ........................................          86,249           72,166
  Prepaid expenses and other current assets ..................          33,291           10,948
                                                                ---------------   --------------
    Total current assets .....................................       1,800,486        1,377,465
Fiber optic transmission network and related equipment, net ..       2,049,166          796,684
Property and equipment, net ..................................          32,613            9,215
Restricted cash ..............................................          52,605           82,193
Marketable securities ........................................              --           29,628
Investment in/advances to joint ventures .....................          23,068           23,130
Other assets .................................................          97,642          102,573
Intangibles, net .............................................       1,604,259        1,539,097
                                                                ---------------   --------------
    Total assets .............................................     $ 5,659,839      $ 3,959,985
                                                                ===============   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................     $    91,242      $    43,344
  Accrued expenses ...........................................         257,674          186,528
  Deferred revenue, current portion ..........................          21,048           12,867
  Capital lease obligations and notes payable, current
    portion ..................................................           8,037            6,781
                                                                ---------------   --------------
    Total current liabilities ................................         378,001          249,520
Senior notes payable .........................................       1,660,900        1,660,900
Convertible subordinated notes payable .......................         975,281               --
Capital lease obligations and notes payable ..................          34,389           38,414
Deferred revenue .............................................         226,278          175,405
Other long term liabilities ..................................          16,445            1,070

Commitments and contingencies (see notes)

Stockholders' equity:
   Class A common stock, $ .01 par value; 4,808,062,482
     shares authorized; 483,020,162 and 411,116,800
     shares issued and outstanding, respectively .............           4,829            4,111
   Class B common stock, $ .01 par value; 1,044,509,564
     shares authorized; 67,538,544 shares
     issued and outstanding ..................................             676              676
   Additional paid-in capital ................................       2,812,671        1,995,741
   Accumulated deficit .......................................        (429,661)        (157,175)
   Cumulative comprehensive loss .............................         (19,970)          (8,677)
                                                                ---------------   --------------
      Total stockholders' equity .............................       2,368,545        1,834,676
                                                                ---------------   --------------
      Total liabilities and stockholders' equity .............     $ 5,659,839      $ 3,959,985
                                                                ===============   ==============

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in 000's)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ------------------------------
                                                                2000             1999
                                                               -----             ----
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss ..............................................     $  (272,487)     $   (44,290)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization .....................         118,567           15,645
    Amortization of deferred financing costs ..........           4,259            1,503
    Stocks, options and warrants issued for services ..             108              401
    Deferred compensation .............................             919               --
    Loss from joint ventures ..........................           2,739              329
CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable ...............................         (14,016)         (61,465)
    Accounts payable and accrued expenses .............          83,172           52,350
    Deferred revenue ..................................          57,453           50,765
    Other .............................................          (5,164)          (8,925)
                                                            -----------      -----------
  Net cash (used in) provided by operating activities .         (24,450)           6,313
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ....................        (158,805)         (29,628)
Capital expenditures on fiber optic transmission
  network and related equipment .......................      (1,309,320)        (229,104)
Restricted cash secured by letters of credit ..........              --          (63,014)
Investment in / advances to joint ventures ............          (7,236)          (3,359)
Capital expenditures on property and equipment ........         (41,199)          (3,284)
Business acquisitions (net of cash acquired) ..........          (8,426)         117,126
                                                            -----------      -----------
  Net cash used in investing activities ...............      (1,524,986)        (211,263)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ................         757,341            3,559
Purchases and sales of pledged securities, net ........          31,960               --
Restricted cash secured by letter of credit ...........          29,588               --
Repayment of notes payable ............................          (3,319)              --
Proceeds from issuance of notes payable ...............         975,281               --
Payments of business acquisition's pre-acquisition debt              --          (15,028)
                                                            -----------      -----------
  Net cash provided by (used in) financing activities .       1,790,851          (11,469)
                                                            -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............         (11,293)              --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..         230,122         (216,419)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD .........       1,262,391          569,319
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ...............     $ 1,492,513      $   352,900
                                                            ===========      ===========
Supplemental information:
    Interest paid .....................................     $    31,489      $    31,375
                                                            ===========      ===========
    Income taxes paid .................................     $        --      $     2,771
                                                            ===========      ===========
    Accrued capital expenditures ......................     $   105,954      $    65,629
                                                            ===========      ===========

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


DESCRIPTION OF BUSINESS

The Company provides dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet") on September 8, 1999, the Company also provides "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. AboveNet's wholly owned subsidiary, PAIXnet, Inc. ("PAIX"), serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

The Company intends to expand its presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets.

The Company's existing intra-city networks consist of approximately 924,000 fiber miles covering in excess of 1,600 route miles in the United States. Its inter-city network consists of approximately 225,000 fiber miles primarily covering its 255 route-mile network that the Company has built between New York City and Washington D.C. The Company has also built or contracted to acquire a nationwide dark fiber network linking its intra-city networks.

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

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after July 1, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the three months ended September 30, 2000 and 1999 related to the percentage of completion method was zero and $4.1 million, respectively. Revenue recognized for the nine months ended September 30, 2000 and 1999 related to the percentage of completion method was $325,000 and $37.7 million, respectively. The related cost of sales recorded was zero and $620,000, respectively, for the three months ended September 30, 2000 and 1999, and $48,000 and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 to 25 years.

DEFERRED REVENUE

Deferred revenue represents prepayments received from customers for future use of the Company's fiber optic network and co-location facilities as well as prepayment for installation services, which have not yet been provided Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenues and recognized over the term of the respective customer lease agreement.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income establishes rules for the reporting of comprehensive income and its components. Comprehensive loss consists of net loss and foreign currency translation adjustments. The comprehensive loss for the three and nine months ended September 30, 2000 was approximately $100.7 million and $283.8 million, respectively, compared to a loss of $28.2 million and $45.4 million for the three and nine months ended September 30, 1999, respectively.

SEGMENT INFORMATION

The Company discloses information regarding segments in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information is not required as the Company operates in only one business segment. As of and for the three and nine months ended September 30, 2000 and 1999, substantially all of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000 and effects the way certain stock options granted to non-employees will be accounted for. The Company has adopted FIN 44 and in connection therewith recorded compensation expense of $919,000 for the nine months ended September 30, 2000.

In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulleting No. 101 or SAB 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe the adoption of SAB 101 will have a material impact on its results of operations.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133 ("SFAS 133"), "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have an impact on its results of operations, financial position or cash flows.

2. FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT


Fiber optic transmission network and related equipment consist of the following (in 000's):


                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2000             1999
                                                          -------------    -------------
      Fiber optic network ............................     $   777,510      $   318,494
      Data Centers ...................................         189,435           97,400
      Telecommunication equipment & other ............          82,176           51,878
        Construction in progress .....................       1,077,999          356,404
                                                          -------------    -------------
          Total Network ..............................       2,127,120          824,176
      Less: accumulated depreciation .................         (77,954)         (27,492)
                                                          -------------    -------------
                                                           $ 2,049,166      $   796,684
                                                          =============    =============


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

As part of its international expansion strategy, the Company has entered into joint ventures to provide managed co-location and Internet connectivity solutions for mission critical Internet operations overseas. In March 1999, the Company entered into agreements to form joint ventures in Austria, Germany, France and the United Kingdom. (The Company purchased additional interests in the joint ventures in Austria, Germany and the United Kingdom in September, June and February 2000, respectively -- see note 4). The Company invested a total of $30.7 million in these ventures through September 30, 2000. These joint ventures are accounted for under the equity method of accounting.

In December 1999, the Company entered into a joint venture agreement in Japan. The Company invested a total of $4.0 million through September 30, 2000, and is required to invest an additional $4.0 million for up to a 40% ownership interest in this venture.

In September 2000, the Company entered into a joint venture agreement in Taiwan, and purchased a 50% interest for approximately $2.0 million.

4. ACQUISITIONS

In September 2000, the Company purchased the remaining 50% interest in its 50% owned joint venture in Austria, AboveNet Austria GMBH, for approximately $2.0 million.

In June 2000, the Company purchased an additional 37.5% interest in its 50% owned joint venture in Germany, AboveNet Germany GMBH, for approximately $1.4 million.

On May 9, 2000 the Company finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in the cable consortia that owns and operates the TAT-14 and Japan-U.S. Cable Networks, and two of PGE's subsidiaries. The Japan-U.S. transaction closed in June 2000 and the TAT-14 transaction closed in August 2000. Under the terms of the sale, the Company has paid approximately $52.0 million in net cash proceeds to PGE, primarily to reimburse it for payment made by PGE to the consortia. MFN has assumed PGE's future payment obligations to the cable consortia. The acquisition of a related Japanese subsidiary and a related U.S. subsidiary has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired of approximately $1.6 million has been recorded as goodwill.

In February 2000, the Company purchased the remaining 60% of its 40% owned joint venture in the United Kingdom, AboveNet UK Limited, for shares of the Company's stock with a market value of $10.0 million. The excess of purchase price over the fair values of net assets acquired was approximately $10.0 million and has been recorded as goodwill.

On January 19, 2000, the Company completed the acquisition of MIBH Inc., a network outsourcing provider offering full-service management of business Internet connectivity solutions for approximately $52.3 million in cash and stock. The excess of purchase price over the fair values of net assets acquired was approximately $51.0 million and has been recorded as goodwill.

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

In addition, in connection with the acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure a credit facility of AboveNet.

On June 21, 1999, AboveNet acquired certain assets and assumed certain liabilities of PAIX from Compaq Computer Corporation ("Compaq") for a total purchase price of $76.4 million consisting of $70.0 million in cash, certain future ongoing services to be provided by AboveNet to Compaq, with a value estimated to be $5.0 million, and acquisition related costs of $1.4 million.

On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25.0 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The excess of the purchase price over the fair values of the net assets acquired was approximately $11.2 million and has been recorded as goodwill.

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. Goodwill is amortized on a straight-line basis over 10 to 20 years.

5.  GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing an agreement, the Company provided an irrevocable standby letter of credit in the amount of $64.0 million as security for the construction costs of the network. Payment made, covers the Company's portion of the estimated construction. During the first quarter of 2000, the letter of credit amount was increased by $12.5 million. As of September 30, 2000, construction costs of approximately $136.1 million have been incurred and are included in fiber optic transmission network.

6. RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2000 and 1999 annual management fee under the agreement is $1.0 million, payable monthly. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

7. NOTES PAYABLE

On March 6, 2000, the Company issued $975.3 million of 6.15% convertible subordinated notes due March 6, 2010, to Bell Atlantic Investments, Inc. ("Bell Atlantic" now Verizon Communication, or "Verizon"). The notes are convertible into shares of class A common stock at a conversion price of $17.00 per share. Interest on the notes is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2000. Upon the occurrence of a change of control, each holder of convertible subordinated notes will have the right to require the Company to purchase all or any part of that holder's convertible subordinated notes at a price equal to 100% of the outstanding principal amount. The payment of all amounts due on the convertible subordinated notes is subordinated to the prior payment of the senior notes.

At September 30, 2000, AboveNet had $14.7 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. Borrowings outstanding under the Credit Facility are payable in 42 monthly installments, bear interest at rates ranging from 13.3% to 15.1% and are collateralized by the equipment and leasehold improvements purchased with the proceeds of the borrowing. Additionally, in connection with the AboveNet acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure the Credit Facility. At September 30, 2000, the outstanding borrowings on the Credit Facility are due as follows: 2000 - $1.5 million, 2001 - $7.0 million, and 2002 - $6.2 million.

8. VERIZON INVESTMENT

On March 6, 2000, the Company closed a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share (see Note 7). After the issuance of the
51.1 million shares of class A common stock and assuming conversion of the convertible subordinated notes, this investment represents 18.2% of the Company's outstanding shares. Verizon has also agreed to pay the Company $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these transactions will be used to fund the expansion of the Company's network.

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

In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co, Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co, Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of approximately $861 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000, the Company filed a motion to dismiss the complaint.

The Company intends to vigorously defend both the Goldsmith Litigation (and the Contardi Litigation if plaintiff pursues the action) because it believes that it acted appropriately in connection with the matters at issue in these two cases. However, there can be no assurance that the Company will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, awards of the magnitude being sought in the Goldsmith Litigation would have a material adverse effect on its financial condition and results of operations.

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

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually, or in the aggregate, including the Goldsmith Litigation, will have a material adverse effect on our financial condition or results of operations, although the Company can make no assurances in this regard.

9. SUBSEQUENT EVENT

On October 9, 2000, the Company entered into an agreement with SiteSmith Inc. ("SiteSmith"), a provider of Internet infrastructure management services, to exchange all outstanding shares of SiteSmith common and preferred stock for the right to receive between 55 million and 62.5 million shares of MFN class A common stock. The exchange ratio will depend on the average closing price of MFN class A common stock during the twenty trading day period ending on the fourth business day prior to the effective time of merger. This transaction is expected to close during the fourth quarter of fiscal 2000, subject to various closing conditions.

      The aggregate merger consideration will be based on the average trading price of MFN class A common stock on The Nasdaq National Market during the twenty trading day period ending four days prior to consummation of the merger subject to the following conditions:

    - If the average trading price is greater than or equal to $24.00 and less than or equal to $27.2727, then the aggregate merger consideration will be the number of shares obtained by dividing $1,500,000,000 by the average trading price.

    - If the average trading price is less than $24.00, then the aggregate merger consideration will be 62,500,000 shares.

    - If the average trading price is greater than $27.2727, then the aggregate merger consideration will be 55,000,000 shares.

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

      As of September 30, 2000 we had 1,351 employees.

      We intend to expand our presence to include approximately 50 Tier I and Tier II markets in the United States and 17 major international markets. To date we have 10 cities operational, 24 cities currently under construction, and the balance in the engineering phase.

      Our existing intra-city networks consist of approximately
924,000 fiber miles covering in excess of 1,600 route miles in the United States. Our inter-city network consists of approximately 225,000 fiber miles primarily covering its 255 route-mile network that we have built between New York City and Washington D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

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

       As of September 30, 2000, the operational gross square footage of co-location/data center space was 385,000 square feet.

       On October 7, 1999, we entered into a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. After the issuance of the 51.1 million shares of class A common stock and assuming conversion of the convertible subordinated note, this investment represents 18.2% of our outstanding shares. Verizon has also agreed to pay us $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these two transactions will be used to fund the expansion of our network.

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

      Total revenue for the quarter ended September 30, 2000 was $51.9 million. Optical infrastructure revenue increased to $13.0 million, up 25% from last quarter. Of the $13.0 million, 96% came from recurring domestic revenue with pricing in line with our expectations. Approximately 85% of the optical infrastructure revenue is from carrier customers. Internet infrastructure revenue rose 19% over the previous quarter to $38.9 million.

      On March 2, 2000, the Company announced a two-for-one stock split of the Company's class A and class B common stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000 This stock split became effective on April 17, 2000.

All share and per share amounts presented herein give retroactive effect to the above stock split.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES
Revenues for the third quarter of 2000 were $51.9 million or 385% greater than revenues of $10.7 million for the third quarter of 1999. Revenues for the nine months ended September 30, 2000 were $127.1 million, or 157% greater than revenues of $49.4 million for the same period in 1999. The increase for the three and nine months ended September 30, 2000, compared with the three and nine months ended September 30, 1999 reflected higher revenues associated with commencement of service to an increased total number of customers, and the inclusion of AboveNet's revenue in 2000. Revenue recognized for the three and nine months ended September 30, 2000 using the percentage of completion method was zero and $325,000, respectively, compared to $4.1 million and $37.7 million for the three and nine months ended September 30, 1999, respectively. If not for the impact of the aforementioned accounting change, effective June 30,1999, the increase in revenues for the nine month period would have been greater.

COST OF SALES
Cost of sales was $50.7 million in the third quarter of 2000, a 428% increase over cost of sales of $9.6 million for the third quarter of 1999. Cost of sales for the nine months ended September 30, 2000 was $133.5 million, or 447% greater than cost of sales of $24.4 million for the same period in 1999. The increase for the three and nine months ended September 30, 2000, compared with the three and nine months ended September 30, 1999, is primarily due to the inclusion of AboveNet and costs associated with an increased amount of customers and higher fixed costs associated with the operation of our network in service. Cost of sales as percentages of revenue for the third quarters of 2000 and 1999 was 98% and 89%, respectively, and 105% and 49% for the nine months ended September 30, 2000 and 1999, respectively, increasing in 2000 as a result of the higher fixed costs related to the operation and maintenance of the Company's network, as well as the higher fixed costs of the internet connectivity services related to AboveNet's operations. Cost of sales in the three and nine months ended September 30, 2000 related to the percentage of completion method was zero and $48,000, compared to $620,000 and $10.3 million for the three and nine months ended September 30, 1999. Costs of sales were also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $38.7 million for the third quarter of 2000, from $13.6 million during the third quarter of 1999, an increase of $25.1 million or 185%. Selling, general and administrative expenses, for the nine month period ended September 30, 2000 versus the nine month period ended September 30, 1999, increased 245% to $94.4 million from $27.4 million. The increase in selling, general and administrative expenses in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 resulted primarily from the acquisition of AboveNet and the increased headcount and other overhead to support our network expansion. As a percentage of revenue, selling, general and administrative expenses were 74.7% and 74.2% for the three and nine months ended September 30, 2000, respectively compared to 126.7% and 55.4%, respectively for the comparable periods in 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA consists of earning (loss) before income taxes plus all net interest expense and all depreciation and amortization expense and losses from joint ventures. We have included EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies.

For the three and nine months ended September 30, 2000, we recognized EBITDA losses of $38.5 million and $101.6 million, respectively, compared with an EBITDA loss for the three and nine months ended September 30, 1999 of $12.4 million and $2.4 million, respectively. The change in EBITDA is primarily due to the acquisition of AboveNet and, for the nine month period, the aforementioned accounting change.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $46.0 million and $118.6 million for the three and nine months ended September 30, 2000, respectively, versus $10.6 million and $15.7 million for the three and nine months ended September 30, 1999, respectively. This represents increases of $35.4 million for the third quarter of 2000 as compared to the third quarter of 1999 and $102.9 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increases in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of AboveNet and increased investment in our completed fiber optic network and additional property and equipment acquired.

LOSS FROM OPERATIONS
For the three and nine months ended September 30, 2000 we recognized losses from operations of $84.6 million and $220.2 million, respectively. This represents an increased loss of $61.6 million for the three months ended September 30, 2000 from the $23.0 million loss from operations reported for the three months ended September 30, 1999, and an increased loss of $202.2 million for the nine months ended September 30, 2000 from the $18.0 million loss from operations recognized at September 30, 1999. The increased loss from operations was attributable to the acquisition of AboveNet and the related goodwill and, for the nine month period, the aforementioned accounting change.

INTEREST INCOME
Interest income was $31.3 million during the three months ended September 30, 2000, as compared to $5.6 million during the comparable 1999 period, an increase of $25.7 million, or 459%. Interest income was $93.2 million during the nine months ended September 30, 2000, as compared to $19.1 million during the comparable 1999 period, an increase of $74.1 million, or 388%. Interest income increased in 2000 as a result of the investment of our excess cash received as proceeds from the issuance and sale of our 10% senior notes in October 1999, as well as from the convertible subordinated notes issued in March 2000.

INTEREST EXPENSE
Interest expense increased in the three and nine months ended September 30, 2000 to $41.9 million and $142.8 million, respectively, versus $14.5 million and $44.9 million for the three and nine months ended September 30, 1999, respectively. The increase in interest expense reflects the cost of additional debt acquired related to the issuance and sale of 10% senior notes in October 1999, as well as the convertible subordinated notes issued in March 2000.

NET LOSS

We had net losses of $95.3 million and $272.5 million for the three and nine months ended September 30, 2000, respectively, versus net losses of $32.0 million and $44.3 million for the comparable periods of 1999. For the three and nine months ended September 30, 2000, basic net loss per share was $0.17 and $0.51, respectively, versus basic net loss per share of $0.16 and $0.23 for the three and nine months ended September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On October 25, 1999, we issued and sold 10% Senior Notes due 2009 which generated net proceeds of $974.2 million. On October 7, 1999, we entered into a securities purchase agreement with Verizon, under which Verizon would purchase shares of our class A common stock and a convertible subordinated note. The agreement closed on March 6, 2000 and generated net proceeds of approximately $1.7 billion. In addition, Verizon has agreed to purchase a minimum of $550 million of fiber optic facilities payable over the next three years.

Cash used in operating activities was $24.5 million for the nine months ended September 30, 2000, compared with $6.3 million provided by operations during the comparable period in 1999. For the nine months ended September 30, 2000 we used $1.5 billion of cash for investing activities as compared to $211.3 million for the same period in 1999. This increase was due primarily to investments in the expansion of our networks and related construction in progress. For the nine months ended September 30, 2000, $1.8 billion was provided by financing activities, primarily through the Verizon investment, compared to the $11.5 million cash outflow in the nine months ended September 30, 1999.

On May 9, 2000, we finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in two transoceanic fiber-optic consortia. One of the transactions closed in June 2000 and the other closed in August 2000. Under the terms of the sale, we paid approximately $52.0 million in net cash proceeds to PGE, primarily to reimburse it for payment to the consortia to date. We have assumed PGE's future payment obligations to the cable consortia.

We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional networks, market our services to an expanding customer base and incur operating expenses related to the business of SiteSmith. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the build-out of our fiber optic networks and Internet service exchanges in 50 major markets in the United States and in 17 major international markets. We believe that the net proceeds from the investment by Verizon, the net proceeds from the senior notes, cash on hand, certain vendor financing and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and our other working capital needs through the year ending December 31, 2001. The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network. We cannot assure you that we will be able to successfully consummate any such financing on acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest movements on the Company's outstanding debt, the Company is subject to other types of risk such as the collectibility of its accounts receivables. The Company's principal long term obligation are its $650 million 10% senior notes due 2008 and $1 billion 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Verizon in March 2000. The fair value of the long-term debt at June 30, 2000 was $2.63 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of the Company's long term obligation by $73 million and a decrease in the fair value of the Company's long term obligation by $33 million respectively.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr.Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses and moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction.

In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co, Inc. and Stephen A Garofalo in the Supreme Court of the State of New York, County of New York (No 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co, Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of approximately $861 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000, we filed a motion to dismiss the complaint.

We intend to vigorously defend both the Goldsmith Litigation (and the Contardi Litigation if plaintiff pursues the action) because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we cannot assure you that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, awards of the magnitude being sought in the Goldsmith Litigation would have a material adverse effect on our financial condition and results of operations.

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

In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually, or in the aggregate, including the Goldsmith Litigation, will have a material adverse effect on our financial condition or results of operations, although we can make no assurances in this regard.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

      EXHIBIT #

            27 Financial Data Schedule for the period ended September 30, 2000.

b)    REPORTS ON FORM 8-K

            1. On October 11, 2000, we filed a current report on Form 8-K to announce our entering into an Agreement and Plan of Merger in connection with our acquisition of SiteSmith, Inc.

SIGNATURE


Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROMEDIA FIBER NETWORK, INC
                           (Registrant)

                           By: /s/ Gerard Benedetto
                              -------------------------------
                           Gerard Benedetto
                           Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

                           October 31, 2000