Form 10-Q/A
period 2000-06-30
METROMEDIA FIBER NETWORK INC
filed 2001-01-26
CIK 1043533

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             ----------------------

                                   FORM 10-Q/A
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to ______________

                       Commission File Number - 000-23269

                        METROMEDIA FIBER NETWORK, INC
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  11-3168327
               --------                                  ----------
   (State or other jurisdiction of        (IRS Employer Identification No)
    incorporation or organization)

                 c/o Metromedia Fiber Network Services, Inc
                               360 Hamilton Avenue
                           White Plains, NY 10601
                           -----------------------
              (Address of principal executive office) (Zip code)

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
                        MONTH PERIODS ENDED JUNE 30, 2000


                                TABLE OF CONTENTS




 ITEM NO   DESCRIPTION                                                                      PAGE
 --------   -----------                                                                      ----
                         PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations for the Three and Six Month
            Periods Ended June 30, 2000 and 1999................................             1

            Consolidated Balance Sheets as of June 30, 2000 and December 31,
            1999................................................................             2

            Consolidated Statements of Cash Flows for the Six Month Periods
            Ended June 30, 2000 and 1999........................................             3

            Notes to Consolidated Financial Statements..........................             4

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................             11

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........             15


                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...................................................             16

  Item 2.   Changes in Securities and Use of Proceeds...........................             17

  Item 3.   Defaults Upon Senior Securities.....................................             17

  Item 4.   Submission of Matters to a Vote of Security Holders.................             17

  Item 5.   Other Information...................................................             18

  Item 6.   Exhibits and Reports on Form 8-K....................................             18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)



                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------  ---------------------
                                                2000      1999       2000        1999
                                              --------  --------  ---------   ---------
Revenue ...................................   $ 43,315  $ 20,294  $  75,236   $  38,673

Expenses:
 Cost of sales ............................     47,148     6,561     82,724      14,819
 Selling, general and administrative ......     27,968     7,713     55,628      13,786
 Depreciation and amortization ............     40,045     3,863     72,534       5,058
                                              --------  --------  ---------   ---------
Income (loss) from operations .............    (71,846)    2,157   (135,650)      5,010
Other income (expenses):
 Interest income ..........................     36,831     6,075     61,888      13,512
 Interest expense .........................    (55,689)  (14,503)  (100,869)    (30,407)
 Loss from joint ventures .................     (1,308)     (193)    (2,541)       (393)
                                              --------  --------  ---------   ---------
Net loss ..................................    (92,012)   (6,464)  (177,172)    (12,278)
                                              ========  ========  =========   =========

Net loss per share, basic .................   $  (0.17) $  (0.02) $   (0.33)  $   (0.03)
                                              ========  ========  =========   =========

Net loss per share, diluted ...............     N/A        N/A       N/A         N/A
                                              ========  ========  =========   =========

Weighted average number of shares
 outstanding, basic .......................    547,708   379,334    535,787     378,196
                                              ========  ========  =========   =========

Weighted average number of shares
 outstanding, diluted .....................     N/A        N/A       N/A         N/A
                                              ========  ========  =========   =========

                             SEE ACCOMPANYING NOTES

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                     June 30,      December 31,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (UNAUDITED)
                            ASSETS
Current assets:
     Cash and cash equivalents ..................................   $ 2,082,010    $ 1,262,391
     Marketable securities ......................................       176,859             --
     Pledged securities .........................................          --           31,960
     Accounts receivable ........................................        77,088         72,166
     Prepaid expenses and other current assets ..................        26,605         10,948
                                                                    -----------    -----------
          Total current assets ..................................     2,362,562      1,377,465

Fiber optic transmission network and related equipment, net .....     1,530,586        796,684
Property and equipment, net .....................................        25,271          9,215
Restricted cash .................................................        62,182         82,193
Marketable securities ...........................................          --           29,628
Investment in/advances to joint ventures ........................        21,608         23,130
Other assets ....................................................        99,131        102,573
Intangibles, net ................................................     1,564,808      1,539,097
                                                                    -----------    -----------
          Total assets ..........................................   $ 5,666,148    $ 3,959,985
                                                                    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................   $    60,529    $    43,344
     Accrued expenses ...........................................       214,080        186,528
     Deferred revenue, current portion ..........................        17,329         12,867
     Capital lease obligations and notes payable, current portion         7,784          6,781
                                                                    -----------    -----------
          Total current liabilities .............................       299,722        249,520
Senior notes payable ............................................     1,660,900      1,660,900
Convertible subordinated notes payable ..........................       975,281           --
Capital lease obligations and notes payable .....................        35,863         38,414
Deferred revenue ................................................       219,269        175,405
Other long term liabilities .....................................        12,878          1,070

Commitments and contingencies (see notes)

Stockholders' equity:
     Class A common stock, $.01 par value; 2,404,031,240
          shares authorized; 480,436,326 and 411,116,800
          shares issued and outstanding, respectively ...........         4,803          4,111
     Class B common stock, $.01 par value; 522,254,782
          shares authorized; 67,538,544 shares
          issued and outstanding ................................           676            676
   Additional paid-in capital ...................................     2,805,666      1,995,741
   Accumulated deficit ..........................................      (334,346)      (157,175)
   Cumulative comprehensive loss ................................       (14,564)        (8,677)
                                                                    -----------    -----------
          Total stockholders' equity ............................     2,462,235      1,834,676
                                                                    -----------    -----------
          Total liabilities and stockholders' equity ............   $ 5,666,148    $ 3,959,985
                                                                    ===========    ===========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                                 2000           1999
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss .................................................   $  (177,172)   $   (12,278)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization ..................        72,534          5,057
          Amortization of deferred financing costs .......         2,838          1,000
          Stocks, options and warrants issued for services          --              395
          Loss from joint ventures .......................         2,541            393
CHANGE IN OPERATING ASSETS AND LIABILITIES:
          Accounts receivable ............................        (4,855)       (48,985)
          Accounts payable and accrued expenses ..........        14,477         37,990
          Deferred revenue ...............................        46,726         35,081
          Other ..........................................        (1,097)         2,391
                                                             -----------    -----------
       Net cash (used in) provided by operating activities       (44,008)        21,044
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities .......................      (147,231)       (19,716)
Capital expenditures on fiber optic transmission
     network and related equipment .......................      (726,632)      (122,823)
Investment in / advances to joint ventures ...............        (5,266)        (3,000)
Capital expenditures on property and equipment ...........       (24,226)        (1,676)
Business acquisitions (net of cash acquired) .............        (2,315)       (24,966)
                                                             -----------    -----------
     Net cash used in investing activities ...............      (905,670)      (172,181)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...................       751,337          2,056
Purchases and sales of pledged securities, net ...........        31,960           --
Restricted cash secured by letter of credit ..............        20,011        (63,313)
Repayment of notes payable ...............................        (3,405)          --
Proceeds from issuance of notes payable ..................       975,281           --
Payments of business acquisition's pre-acquisition debt ..          --          (15,028)
                                                             -----------    -----------
     Net cash (used in) provided by financing activities .     1,775,184        (76,285)
                                                             -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................        (5,887)          --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....       819,619       (227,422)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ............     1,262,391        569,319
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ..................   $ 2,082,010    $   341,897
                                                             ===========    ===========
Supplemental information:
       Interest paid .....................................   $    90,361    $    31,152
                                                             ===========    ===========
       Income taxes paid .................................   $     --       $     2,736
                                                             ===========    ===========
       Accrued capital expenditures ......................   $   156,010    $    30,092
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


2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT


Fiber optic transmission network and related equipment consist of the following (in 000's):

                                              JUNE 30,      DECEMBER 31,
                                                2000           1999
                                             -----------    -----------
       Fiber optic network ...............   $   719,386    $   318,494
       Data Centers ......................       152,641         97,400
       Telecommunication equipment & other        56,502         51,878
       Construction in progress ..........       659,365        356,404
                                             -----------    -----------
            Total Network ................     1,587,894        824,176
       Less: accumulated depreciation ....       (57,308)       (27,492)
                                             -----------    -----------
                                             $ 1,530,586    $   796,684
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


6. RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2000 and 1999 management fee under the agreement is $1.0 million, payable monthly. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.


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

NET LOSS
We had a net loss of $92.0 million and $177.2 million for the three and six months ended June 30, 2000, versus net losses of $6.5 million and $12.3 million for the comparable periods of 1999. For the three and six months ended June 30, 2000, basic net loss per share was $0.17 and $0.33 versus basic net loss per share of $0.02 and $0.03 for the three and six months ended June 30, 1999.

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

The stockholders elected the following class A directors at the 2000 annual meeting of stockholders by the indicated votes of the shares of our class A common stock:

                                                                   VOTES
                                                                   -----
                 NAME          CLASS OF DIRECTOR   VOTES FOR      WITHHELD
                 ----          -----------------   ---------      --------
          Stephen A. Garofalo       Class A       182,758,255     2,876,804
          Nicholas M. Tanzi         Class A       182,756,765     2,878,294
          Vincent A. Galluccio      Class A       177,445,122     8,189,937

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

      None.

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

                                    METROMEDIA FIBER NETWORK, INC.
                                    ------------------------------
                                          (Registrant)

                                          By:   /s/ Gerard Benedetto
                                              ---------------------------------
                                          Gerard Benedetto
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                                          January 26, 2001