Form 10-Q/A
period 2000-09-30
METROMEDIA FIBER NETWORK INC
filed 2001-01-26
CIK 1043533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock as of October 27, 2000 was:

                 CLASS         NUMBER OF SHARES
                 -----         ----------------
                   A            483,329,806
                   B             67,538,544


================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                 QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND
                   NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS



 ITEM NO.   DESCRIPTION                                                                  PAGE
 --------   -----------                                                                  ----
                              PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Consolidated Statements of Operations for the Three and Nine
            Month Periods Ended September 30, 2000 and 1999.....................          1

            Consolidated Balance Sheets as of September 30, 2000 and December
            31, 1999............................................................          2

            Consolidated Statements of Cash Flows for the Nine Month Periods
            Ended September 30, 2000 and 1999...................................          3

            Notes to Consolidated Financial Statements .........................          4

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................         12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........         16


                               PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...................................................         17

  Item 2.   Changes in Securities and Use of Proceeds...........................         18

  Item 3.   Defaults Upon Senior Securities.....................................         18

  Item 4.   Submission of Matters to a Vote of Security Holders.................         18

  Item 5.   Other Information...................................................         18

  Item 6.   Exhibits and Reports on Form 8-K....................................         18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           ----------------------    ----------------------
                                             2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
Revenue ................................   $  51,882    $  10,723    $ 127,118    $  49,397

Expenses:
     Cost of sales .....................      50,742        9,595      133,466       24,414
     Selling, general and administrative      38,735       13,581       94,363       27,369
     Deferred compensation .............         919         --            919         --
     Depreciation and amortization .....      46,033       10,588      118,567       15,645
                                           ---------    ---------    ---------    ---------
Income (loss) from operations ..........     (84,547)     (23,041)    (220,197)     (18,031)
Other income (expenses):
     Interest income ...................      31,306        5,615       93,194       19,127
     Interest expense ..................     (41,876)     (14,504)    (142,745)     (44,911)
     Loss from joint ventures ..........        (198)         (82)      (2,739)        (475)
                                           ---------    ---------    ---------    ---------
Net loss ...............................     (95,315)     (32,012)    (272,487)     (44,290)
                                           =========    =========    =========    =========

Net loss per share, basic ..............   $   (0.17)   $   (0.08)   $   (0.51)   $   (0.12)
                                           =========    =========    =========    =========

Net loss per share, diluted ............         N/A          N/A          N/A          N/A
                                           =========    =========    =========    =========

Weighted average number of shares
     outstanding, basic ................     549,471      399,578      536,808      381,278
                                           =========    =========    =========    =========

Weighted average number of shares
     outstanding, diluted ..............         N/A          N/A          N/A          N/A
                                           =========    =========    =========    =========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2000           1999
                                                                   ------------    -----------
                                                                    (UNAUDITED)
                            ASSETS
Current assets:
     Cash and cash equivalents ..................................   $ 1,492,513    $ 1,262,391
     Marketable securities ......................................       188,433             --
     Pledged securities .........................................          --           31,960
     Accounts receivable ........................................        86,249         72,166
     Prepaid expenses and other current assets ..................        33,291         10,948
                                                                    -----------    -----------
          Total current assets ..................................     1,800,486      1,377,465

Fiber optic transmission network and related equipment, net .....     2,049,166        796,684
Property and equipment, net .....................................        32,613          9,215
Restricted cash .................................................        52,605         82,193
Marketable securities ...........................................          --           29,628
Investment in/advances to joint ventures ........................        23,068         23,130
Other assets ....................................................        97,642        102,573
Intangibles, net ................................................     1,604,259      1,539,097
                                                                    -----------    -----------
          Total assets ..........................................   $ 5,659,839    $ 3,959,985
                                                                    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................   $    91,242    $    43,344
     Accrued expenses ...........................................       257,674        186,528
     Deferred revenue, current portion ..........................        21,048         12,867
     Capital lease obligations and notes payable, current portion         8,037          6,781
                                                                    -----------    -----------
          Total current liabilities .............................       378,001        249,520
Senior notes payable ............................................     1,660,900      1,660,900
Convertible subordinated notes payable ..........................       975,281           --
Capital lease obligations and notes payable .....................        34,389         38,414
Deferred revenue ................................................       226,278        175,405
Other long term liabilities .....................................        16,445          1,070

Commitments and contingencies (see notes)

Stockholders' equity:
     Class A common stock, $.01 par value; 2,404,031,240
          shares authorized; 483,020,162 and 411,116,800
          shares issued and outstanding, respectively ...........         4,829          4,111
     Class B common stock, $.01 par value; 522,254,782
          shares authorized; 67,538,544 shares
          issued and outstanding ................................           676            676
  Additional paid-in capital ....................................     2,812,671      1,995,741
  Accumulated deficit ...........................................      (429,661)      (157,175)
  Cumulative comprehensive loss .................................       (19,970)        (8,677)
                                                                    -----------    -----------
          Total stockholders' equity ............................     2,368,545      1,834,676
                                                                    -----------    -----------
          Total liabilities and stockholders' equity ............   $ 5,659,839    $ 3,959,985
                                                                    ===========    ===========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    2000            1999
                                                                 -----------    -----------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss .....................................................   $  (272,487)   $   (44,290)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
          Depreciation and amortization ......................       118,567         15,645
          Amortization of deferred financing costs ...........         4,259          1,503
          Stocks, options and warrants issued for services ...           108            401
          Deferred compensation ..............................           919           --
          Loss from joint ventures ...........................         2,739            329
CHANGE IN OPERATING ASSETS AND LIABILITIES:
          Accounts receivable ................................       (14,016)       (61,465)
          Accounts payable and accrued expenses ..............        83,172         52,350
          Deferred revenue ...................................        57,453         50,765
          Other ..............................................        (5,164)        (8,925)
                                                                 -----------    -----------
       Net cash (used in) provided by operating activities ...       (24,450)         6,313
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ...........................      (158,805)       (29,628)
Capital expenditures on fiber optic transmission
  network and related equipment ..............................    (1,309,320)      (229,104)
Restricted cash secured by letters of credit .................          --          (63,014)
Investment in / advances to joint ventures ...................        (7,236)        (3,359)
Capital expenditures on property and equipment ...............       (41,199)        (3,284)
Business acquisitions (net of cash acquired) .................        (8,426)       117,126
                                                                 -----------    -----------
  Net cash used in investing activities ......................    (1,524,986)      (211,263)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .......................       757,341          3,559
Purchases and sales of pledged securities, net ...............        31,960           --
Restricted cash secured by letter of credit ..................        29,588           --
Repayment of notes payable ...................................        (3,319)          --
Proceeds from issuance of notes payable ......................       975,281           --
Payments of business acquisition's pre-acquisition debt ......          --          (15,028)
                                                                 -----------    -----------
  Net cash provided by (used in) financing activities              1,790,851        (11,469)
                                                                 -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................       (11,293)          --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........       230,122       (216,419)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ................     1,262,391        569,319
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ......................   $ 1,492,513    $   352,900
                                                                 ===========    ===========
Supplemental information:
     Interest paid ...........................................   $    31,489    $    31,375
                                                                 ===========    ===========
     Income taxes paid .......................................   $      --      $     2,771
                                                                 ===========    ===========
     Accrued capital expenditures ............................   $   105,954    $    65,629
                                                                 ===========    ===========

In connection with the acquisitions in 2000 of MIBH and of 100% of the shares owned by the joint venture partners of AboveNet UK Ltd., shares of class A common stock were issued with a total value of $49,280 and $10,000, respectively.

                            SEE ACCOMPANYING NOTES 19

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


DESCRIPTION OF BUSINESS

The Company provides dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet") on September 8, 1999, the Company also provides "one-hop" connectivity that enables mission critical Internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. AboveNet's wholly owned subsidiary, PAIX.net, Inc. ("PAIX"), serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

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

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after July 1, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the three months ended September 30, 2000 and 1999 related to the percentage of completion method was zero and $4.1 million, respectively. Revenue recognized for the nine months ended September 30, 2000 and 1999 related to the percentage of completion method was $325,000 and $37.7 million, respectively. The related cost of sales recorded was zero and $620,000, respectively, for the three months ended September 30, 2000 and 1999, and $49,000 and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 to 25 years.

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

SEGMENT INFORMATION

The Company discloses information regarding segments in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information is not required as the Company operates in only one business segment. As of and for the three and nine months ended September 30, 2000 and 1999, substantially all of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

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

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

Fiber optic transmission network and related equipment consist of the following (in 000's):

                                            SEPTEMBER 30,   DECEMBER 31,
                                                2000           1999
                                             -----------    -----------
       Fiber optic network ...............   $   777,510    $   318,494
       Data Centers ......................       189,435         97,400
       Telecommunication equipment & other        82,176         51,878
       Construction in progress ..........     1,077,999        356,404
                                             -----------    -----------
           Total Network .................     2,127,120        824,176
       Less: accumulated depreciation ....       (77,954)       (27,492)
                                             -----------    -----------
                                             $ 2,049,166    $   796,684
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

As part of its international expansion strategy, the Company has entered into joint ventures to provide managed co-location and Internet connectivity solutions for mission critical Internet operations overseas. In March 1999, the Company entered into agreements to form joint ventures in Austria, Germany, France and the United Kingdom. (The Company purchased additional interests in the joint ventures in Austria, Germany and the United Kingdom in September, June and February 2000, respectively - see note 4). The Company invested a total of $30.7 million in these ventures through September 30, 2000. These joint ventures are accounted for under the equity method of accounting.

In December 1999, the Company entered into a joint venture agreement in Japan. The Company invested a total of $4.0 million through September 30, 2000, and is required to invest an additional $4.0 million for up to a 40% ownership interest in this venture.

In September 2000, the Company entered into a joint venture agreement in Taiwan, and purchased a 50% interest for approximately $2 million.

4. ACQUISITIONS

In September 2000, the Company purchased the remaining 50% interest in its 50% owned joint venture in Austria, AboveNet Austria GMBH, for approximately $2 million.

In June 2000, the Company purchased an additional 37.5% interest in its 50% owned joint venture in Germany, AboveNet Germany GMBH, for approximately $1.4 million.

On May 9, 2000 the Company finalized an agreement with Pacific Gateway Exchange ("PGE") to purchase PGE's ownership position in the cable consortia that owns and operates the TAT-14 and Japan-U.S. Cable Networks, and two of PGE's subsidiaries. The Japan-U.S. transaction closed in June 2000 and the TAT -14 transaction closed in August 2000. Under the terms of the sale, the Company has paid approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payments made by PGE to the consortia. MFN has assumed PGE's future payment obligations to the cable consortia. The acquisition of related Japanese subsidiary and a related U.S subsidiary has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired of approximately $1.6 million has been recorded as goodwill.

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

5. GERMAN NETWORK BUILD

In February 1999, the Company entered into a joint venture with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. Upon completion of construction, the joint venture will be dissolved and the Company will own its own separate German broadband network. In connection with the terms of this agreement, the Company made a deposit payment of $4.7 million, during the third quarter of 1998. Upon signing an agreement, the Company provided an irrevocable standby letter of credit in the amount of $64 million as security for the construction costs of the network. During the first quarter of 2000, the letter of credit amount was increased by $12.5 million. As of September 30, 2000, construction costs of approximately $136.1 million have been incurred and are included in fiber optic transmission network.

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

7. NOTES PAYABLE

On March 6, 2000, the Company issued $975.3 million of 6.15% convertible subordinated notes due March 6, 2010, to Bell Atlantic Investments, Inc. ("Bell Atlantic" now Verizon Communications, or "Verizon"). The notes are convertible into shares of class A common stock at a conversion price of $17.00 per share. Interest on the notes is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2000. Upon the occurrence of a change of control, each holder of convertible subordinated notes will have the right to require the Company to purchase all or any part of that holder's convertible subordinated notes at a price equal to 100% of the outstanding principal amount. The payment of all amounts due on the convertible subordinated notes is subordinated to the prior payment of the senior notes.

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

8. VERIZON INVESTMENT

On March 6, 2000, the Company closed a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of MFN class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of MFN class A common stock at a conversion price of $17.00 per share (see Note 7). After the issuance of the 51.1 million shares of class A common stock and assuming conversion of the convertible subordinated notes, this investment represents 18.2% of the Company's outstanding shares. Verizon has also agreed to pay the Company $550 million over the next three years in exchange for delivery of fiber optic facilities over the next five years. The proceeds from these transactions will be used to fund the expansion of the Company's network.

9. CONTINGENCIES

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140 (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares of class A common stock which the Company cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses and moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned CONTARDI V. SAHAGEN ET AL 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of the Company's stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

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

9. SUBSEQUENT EVENT


On October 9, 2000, the Company entered into an agreement with SiteSmith Inc. ("SiteSmith"), a provider of Internet infrastructure management services, to exchange all outstanding shares of SiteSmith common and preferred stock for the right to receive between 55 million and 62.5 million shares of MFN class A common stock. The exchange ratio will depend on the average closing price of MFN class A common stock during the 20 trading day period ending on the fourth business day prior to the effective time of merger. This transaction is expected to close during the fourth quarter of fiscal 2000, subject to various closing conditions.
      The aggregate merger consideration will be based on the average trading price of MFN class A common stock on The Nasdaq National Market during the twenty trading day period ending four days prior to consummation of the merger subject to the following conditions:

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

      As of September 30, 2000, we have 1,351 employees.

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

      Most of our contracts for the provision of dark fiber are accounted for as operating leases under which we recognize recurring monthly revenues. For certain other contracts we recognize revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43, "Real Estate Sales" ("FIN 43"), which requires that sales or leases of integral equipment subsequent to June 30, 1999, be accounted for in accordance with real estate accounting rules. We believe that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires us, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue when we deliver the fiber. As a result, this change in accounting treatment reduces the revenue and income that we recognize in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

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

      Total revenue for the quarter ended September 30, 2000 was $51.9 million. Of the $13.0 million of optical infrastructure revenue, 96% came from recurring domestic revenue with pricing in line with our expectations. Approximately 85% of the optical infrastructure revenue is from carrier customers. Internet infrastructure revenue rose 19% over the previous quarter to $38.9 million.

      On March 2, 2000, the Company announced a two-for-one stock split of the Company's class A and class B common stock in the form of a 100 percent stock dividend to all shareholders of record on March 14, 2000. This stock split became effective on April 17, 2000.

All share and per share amounts presented herein give retroactive effect to the above stock split.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

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

For the three and nine months ended September 30, 2000, we recognized an EBITDA loss of $38.5 million and $101.6 million, respectively, compared with an EBITDA loss for the three and nine months ended September 30, 1999 of $12.4 million and $2.4 million, respectively. The change in EBITDA is primarily due to the acquisition of AboveNet and, for the nine month period, the aforementioned accounting change.

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

NET LOSS
We had a net loss of $95.3 million and $272.5 million for the three and nine months ended September 30, 2000, respectively, versus net losses of $32.0 million and $44.3 million for the comparable periods of 1999. For the three and nine months ended September 30, 2000, basic net loss per share was $0.17 and $0.51, respectively, versus basic net loss per share of $0.08 and $0.12 for the three and nine months ended September 30, 1999, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York, No. 98 CIV 4140(JGK) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of our shares which we cannot currently ascertain but believe to be approximately 112,500 (calculated as of the date on which the complaint was filed and does not take into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believe to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses and moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned CONTARDI V. SAHAGEN ET AL 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of the Company's stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

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

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      None

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

                       METROMEDIA FIBER NETWORK, INC.
                       ------------------------------
                          (Registrant)

                          By:   /s/ Gerard Benedetto
                              -----------------------------------------
                          Gerard Benedetto
                          Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

                          January 26, 2001