Form 10-K405
period 2000-12-31
METROMEDIA FIBER NETWORK INC
filed 2001-03-30
CIK 1043533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 000-23269

                        --------------------------------

                         METROMEDIA FIBER NETWORK, INC.
             (Exact name of registrant, as specified in its charter)

                        --------------------------------

                      DELAWARE                          11-3168327
            (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)         Identification No.)

                        --------------------------------

                   C/O METROMEDIA FIBER NETWORK SERVICES, INC.
                               360 HAMILTON AVENUE
                             WHITE PLAINS, NY 10601
              (Address and zip code of principal executive offices)
                                 (914) 421-6700
               (Registrant's telephone number, include area code)

                        --------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Class A Common Stock, par value $.01 per share

                        --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      The aggregate market value of voting stock and non-voting common equity of the registrant held by nonaffiliates of the registrant was approximately $3,130,820,819 as of March 19, 2001 based on the last reported bid quotation on the Nasdaq National Market as of that date. The number of shares of Class A Common Stock outstanding as of March 19, 2001 was 541,191,800 The number of shares of Class B Common Stock outstanding as of March 19, 2001 was 67,538,544.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Stockholders, to be held on May 11, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

   ITEM NO.   DESCRIPTION                                                                        PAGE
   --------   -----------                                                                        ----
                                               PART I

    Item 1.   Business........................................................................     4

    Item 2.   Properties......................................................................    23

    Item 3.   Legal Proceedings...............................................................    24

    Item 4.   Submission of Matters to a Vote of Securities Holders...........................    25

                                               PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........    25

    Item 6.   Selected Financial Data.........................................................    27

    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............. .......................................................    28

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....................    34

    Item 8.   Financial Statements and Supplementary Data ....................................    34

    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure .....................................................................    34

                                               PART III

    Item 10.  Directors and Executive Officers of the Registrant..............................    34

    Item 11.  Executive Compensation..........................................................    34

    Item 12.  Security Ownership of Certain Beneficial Owners and Management..................    34

    Item 13.  Certain Relationships and Related Transactions..................................    34

                                               PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................    34

                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Annual Report on Form 10-K, including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, also known collectively, as the Reform Act. Some, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our expected future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that may affect our results, performance or achievements are, the following:

      o     general economic and business conditions;

      o competition in the telecommunications and internet services industries;

      o industry capacity; success of acquisitions and operating initiatives;

      o     management of growth;

      o     dependence on senior management;

      o     brand awareness;

      o general risks of the telecommunications and internet services industries;

      o     development risk;

      o     risk relating to the availability of financing;

      o     the existence or absence of adverse publicity;

      o     changes in business strategy or development plan;

      o     availability, terms and deployment of capital;

      o     business abilities and judgment of personnel;

      o     availability of qualified personnel;

      o     labor and employee benefit costs;

      o     changes in, or failure to comply with, government regulations;

      o     construction schedules;

      o     the costs and other effects of legal and administrative proceedings;

      o     changes in methods of marketing and technology;

      o changes in political, social and economic conditions and other factors referenced in this Form 10-K.

We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS

GENERAL

         We provide dedicated fiber optic infrastructure and high performance internet connectivity for our communications intensive customers. We are a facilities-based provider of end-to-end optical solutions that offer virtually unlimited, unmetered bandwidth at a fixed cost to our communications carrier, corporate and government customers in the United States and Europe. Through our AboveNet Communications Inc. subsidiary, we provide internet infrastructure to our customers. The combined company facilitates the growth of e-commerce and advanced internet and communications applications by delivering secure, reliable and scaleable optical networks and IP services to internet content and service providers, communications carriers and enterprise users worldwide.

         On February 8, 2001, we completed our merger with SiteSmith, Inc. ("SiteSmith"), pursuant to an Agreement and Plan of Merger dated as of October 9, 2000. Upon completion of the merger, SiteSmith became our wholly-owned subsidiary. SiteSmith provides its customers with a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software installation, co-location and network connectivity, and ongoing management through provision of 24 hours per day and seven days per week monitoring, security services and fail-over systems. SiteSmith employs more than 400 employees, and has 8 locations in the U.S. and Europe.

         We were founded in 1993 and are a Delaware corporation. Our executive offices are located at 360 Hamilton Avenue, White Plains, New York 10601.

         We are expanding our presence to include approximately 50 cities in the United States and 17 international cities. We currently have 14 cities operational, 30 cities under construction, and the balance in the engineering phase.

THE INTRA-CITY NETWORKS. Our existing intra-city networks consist of approximately 1,045,000 fiber miles covering in excess of 1,900 route miles in the United States. We are currently expanding our existing local intra-city networks in metropolitan areas and constructing additional intra-city networks in other Tier I and Tier II cities in the United States.

THE INTER-CITY NETWORKS. Our inter-city network currently consists of approximately 281,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

THE INTERNATIONAL NETWORKS. In addition to our domestic networks, we are expanding our international presence to include approximately 17 major cities. We are constructing 16 intra-city networks throughout Europe. Our existing intra-city international network consists of approximately 98,000 fiber miles covering approximately 248 route miles. Our inter-city international network consists of approximately 8,000 miles on the Circe network, which connects a number of European markets. Additionally, in February 1999, we entered into an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles connecting 14 major cities. Separately, we have entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

INTERNET CONNECTIVITY AND EXCHANGE. Through our acquisition of AboveNet, we are a leading provider of high performance internet connectivity services to a wide range of internet service providers, internet content providers and web hosting companies and facilities-based, managed co-location services. Our internet exchange server facilities provide high performance, reliable and scalable solutions for electronic commerce and other business critical applications. AboveNet developed a network architecture based upon strategically located, fault-tolerant internet exchange servers. We currently operate 19 internet service exchanges or data centers, two of which are located near two of the major internet access points, Metropolitan Area Exchange West and Metropolitan Area Exchange East, using our suite of sophisticated network management and remote monitoring tools. AboveNet's internet service exchange model offers customers the benefits of combining direct internet service providers access with co-location services for internet content providers. As of December 31, 2000, AboveNet had more than 486 direct public and private data exchange agreements including relationships with most major network providers. The convergence of content providers and internet service providers at our internet service exchanges enables internet service provider customers to provide their users with "one hop" connectivity, through our local area network, to the Web sites of the internet content providers that are co-located at the same site. This direct connectivity minimizes the risk of delays and data loss often encountered in the transmission of data over the public internet infrastructure.

         AboveNet's wholly-owned subsidiary PAIX.net, Inc., known as PAIX, began operations in 1996 as Digital Equipment Corporation's Palo Alto Internet Exchange. Having proven itself as a vital part of the internet infrastructure, PAIX serves as a packet switching center for internet service providers. PAIX also offers secure, fault-tolerant co-location services to internet service providers. PAIX is the only major commercial internet exchange or IX that is not owned by a telecommunications carrier, which enables internet service providers at PAIX to form public and private peering relationships with each other and choose from multiple telecommunications carriers for circuits, all within the same facility.

         SiteSmith is a provider of comprehensive, internet infrastructure management services to internet companies and traditional businesses seeking to maximize the performance, reliability and security of large-scale, complex internet sites. By relying on SiteSmith to manage their internet operations, its customers can focus on their strategic initiatives and core competencies. SiteSmith's core services include establishing and maintaining the infrastructure for its customers' internet operations, and its premium services currently include automated monitoring, security and network redundancy.

         SiteSmith's technical personnel focus on analyzing, recommending, implementing and supporting its customers' internet infrastructure. SiteSmith has relationships with hardware, software, web hosting and other internet infrastructure companies, including Cisco, Sun Microsystems, Storage Networks, Oracle and AboveNet. To date, SiteSmith has worked with over 100 customers, including About.com, Critical Path, Electronic Arts, Microsoft HotMail, and Ogilvy & Mather.

         CUSTOMERS. We are focused on providing our broadband communications infrastructure and internet connectivity services to two main customer groups located in Tier I and Tier II cities: communications carriers and corporate/government customers.

         Our targeted customers include a broad range of companies such as:

         o        incumbent local exchange carriers or ILECs;

         o        competitive local exchange carriers or CLECs;

         o        long distance companies/interexchange companies or IXCs;

         o        paging, cellular and PCS companies;

         o        cable companies;

         o        Fortune 500 and major financial institutions;

         o        internet service providers; and

         o        Web hosting and e-commerce companies.


         Our customers typically lease our fiber optic capacity, with which they develop their own communications networks or engage MFN to develop. Leasing our fiber optic capacity is a low-cost alternative to building their own infrastructure or purchasing metered services from ILECs or CLECs. Our internet connectivity and co-location customers typically lease bandwidth and co-location space which allows them to provide their internet related services on a reliable and cost-effective basis. We believe that we are well-positioned to penetrate our target customer base since we plan to continue to install most of our dark fiber networks and internet service exchanges in major cities where these customers are concentrated. We believe the target customers for our dark fiber and internet connectivity are complementary and will provide significant cross selling opportunities.

NETWORK INFRASTRUCTURE. We have designed our networks to provide high levels of reliability, security and flexibility by virtue of a self-healing SONET architecture that prevents interruption in service to our customers by instantaneously rerouting traffic in the event of a fiber cut. Our advanced network architecture is also capable of supporting state-of-the-art technologies, including dense wave division multiplexing or DWDM, which significantly increases the transmission capacity of a strand of fiber optic cable. Because DWDM can boost transmission capacity significantly, it has greater relevance on our inter-city routes where we have, on average, fewer strands of fiber installed than in our intra-city markets. Where practicable, we install additional unused conduits to cost effectively accommodate future network expansion and eliminate the need for future construction.

MARKET OPPORTUNITY. We believe that the market for our dark fiber services is characterized by significant and growing demand for, and limited supply of, fiber optic capacity. To meet our customers' demand, we tailor the amount of fiber capacity leased to the needs of our customers. Generally, customers lease fiber optic capacity from us and connect their own transmission equipment to the leased fiber, thereby obtaining a high-bandwidth, fixed-cost, secure communications alternative to the metered communications services offered by traditional providers. In some instances, the Company manages the equipment for the customers. In addition, we believe that we have installation, operating and maintenance cost advantages per fiber mile relative to our competitors because we generally install 432 fibers, and have begun installing as many as 864 fibers, per route mile, as compared to the generally lower number of fibers per mile in existing competitive networks.

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

MANAGEMENT EXPERTISE. We benefit from the support of our controlling stockholder, Metromedia Company. On April 30, 1997, Metromedia Company and some of its affiliates made a substantial equity investment in our company. As a result, Metromedia Company and its partners own all of our outstanding shares of class B common stock, par value $.01 per share. Our class B common stock is entitled to 10 votes per share and to vote separately to elect at least 75% of the members of the Board of Directors. As of December 31, 2000, Metromedia Company and its partners own and control more than a majority of such outstanding voting power.

VERIZON COMMUNICATIONS INVESTMENT. We also anticipate benefits from the March 6, 2000 investment by Verizon Communications. On October 7, 1999, we entered into a securities purchase agreement with Verizon Communications, under which Verizon Communications purchased 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming conversion of the convertible subordinated note, this investment would represent 19.7% of our outstanding shares.


BUSINESS STRATEGY

         Our objective is to become the preferred facilities-based provider of broadband communications infrastructure and internet connectivity solutions to communications carriers, corporations and government agencies in our target markets. The following are the key elements of our strategy to achieve this objective:

ESTABLISH THE COMPANY AS THE PREFERRED CARRIERS' CARRIER OF BROADBAND COMMUNICATIONS INFRASTRUCTURE AND

INTERNET CONNECTIVITY SOLUTIONS

         o Lease broadband communications infrastructure on a fixed cost basis;

         o Enable carriers to penetrate markets previously too costly to build or purchase;

         o Continue to differentiate ourselves as the only company with a central mission of providing dark fiber on a fixed cost basis;

         o Lease high-bandwidth long haul capacity to provide seamless connectivity between our intra-city networks;

         o Provide internet connectivity services through leasing bandwidth and co-location space to internet service providers or ISPs;

         o Enable ISPs to provide reliable, high-quality internet access services; and

         o Capitalize on the fact that we do not offer competing metered communications or retail internet connectivity solutions in competition with our carrier and ISP customers.

POSITION THE COMPANY AS THE PREFERRED PROVIDER OF BROADBAND COMMUNICATIONS INFRASTRUCTURE AND INTERNET CONNECTIVITY SERVICES TO CORPORATE AND GOVERNMENT CUSTOMERS

         o Target broadband communications infrastructure customers with significant transmission and high security needs;

         o Provide scalable services for customers seeking lower broadband transmission capacity;

         o Offer our fiber services on a fixed cost rather than metered basis, to provide a more economical solution to our customers;

         o Target internet connectivity customers who require reliable, secure and cost effective connectivity to the internet to drive their electronic commerce and other mission critical business internet applications; and

         o Capitalize on the complementary customer bases for our infrastructure, internet connectivity, and managed services through effective cross selling.

REPLICATE SUCCESSFUL BUSINESS MODEL IN NEW MARKETS

         o Leverage our success in existing markets by replicating our network architecture in a number of additional markets;

         o Rapidly roll out our U.S. network to a total of approximately 50 intra-city networks in Tier I and Tier II cities;

         o Deploy internet service exchanges in selected U.S. and international markets, replicating the successful AboveNet design.

CREATE A LOW COST POSITION

         o Provide our customers a cost effective alternative to constructing their own networks and internet connectivity facilities;

         o Install trunks with up to 864 fibers per route mile, which is substantially more fiber than we believe our competitors are installing, reducing our per mile cost to construct, upgrade and operate our networks;

         o Capitalize on the operating and maintenance cost advantages generated by our newly constructed networks, with advanced fiber optic technology;

         o Create first mover advantages for us versus new entrants by securing rights of way and building our networks quickly;

         o Install spare conduit where practical to reduce expansion and upgrade costs in the future and provide significant excess capacity;

         o Establish a low cost advantage for our internet connectivity services by utilizing our own network rather than leasing capacity like some of our competitors; and

         o Use our low cost position to remain price competitive with other providers of broadband communications infrastructure and internet connectivity services.

UTILIZE FIBER SWAPS AND STRATEGIC RELATIONSHIPS TO EXPAND THE REACH OF OUR NETWORKS

         o Opportunistically utilize fiber swaps, as we have in the past, to expand our network reach at little incremental cost; and

         o Enter into strategic relationships, such as our joint build arrangement with Viatel, to cost effectively expand our network footprint.

EXPAND PRODUCT AND SERVICE OFFERINGS TO UTILIZE DARK FIBER NETWORK CAPACITY

         o Vertically expand our service offering by identifying additional uses for our dark fiber network, such as with the AboveNet and SiteSmith acquisitions, that will drive new revenue opportunities and cost synergies;

         o Maintain our competitive advantage by offering services that do not directly compete with our carrier customers; and

         o Focus on serving our carrier and large corporate/government customers' bandwidth intensive communications needs.

INSTALL TECHNOLOGICALLY ADVANCED NETWORKS AND INTERNET SERVICE EXCHANGES

         o Construct our networks to deliver the high levels of reliability, security and flexibility that our customers demand;

         o Continually monitor and maintain quality control over our networks on a 24-hour basis;

         o Continue to ensure our network is capable of providing the highest commercially available capacity transmission (OC-192) to support capacity intensive data applications such as Frame Relay, ATM and internet applications;

         o Provide fault tolerant internet service exchange facilities designed to enable the uninterrupted operations necessary for mission critical business applications; and

         o Use our proprietary software to monitor our network connections for latency and packet loss and automatically reroute internet traffic to avoid internet congestion points.

BUILD ON MANAGEMENT EXPERIENCE AND METROMEDIA COMPANY RELATIONSHIP

         Leverage the communications industry knowledge and sales expertise of our management team and board of directors including:

         o Stephen Garofalo, our Chairman and Chief Executive Officer and founder, who has approximately 25 years of experience in the cable installation business;

         o Nick Tanzi, our President and Chief Operating Officer, who served as Vice President - Sales from August 1997 to January 2000, and has held various executive positions in the telecommunications industry;

         o David Rand and Sherman Tuan, who joined our Board of Directors following the acquisition of AboveNet and have extensive experience with internet related ventures; and

         o John W. Kluge, Stuart Subotnick and David Rockefeller, each of whom bring extensive communications industry expertise and corporate governance experience.


BUILD-OUT OF NETWORKS

         We have concentrated on developing and constructing our networks. We have either obtained or are currently pursuing the acquisition of necessary licenses, franchises and rights-of-way to construct these networks. On May 22, 2000, we awarded Bechtel Corporation a contract to provide program and construction management, and construction services, for our currently planned build of optical networks in metropolitan areas throughout North America. The agreement allows us to streamline engineering processes, control network quality and maintain our low-cost position by using a single point-of-contact for our infrastructure projects. We utilize only advanced commercially available fiber. We have ordered a substantial portion of our fiber optic cable from Lucent Technologies, Inc. However, we believe that we could obtain advanced fiber from other suppliers on acceptable terms.

         Our existing intra-city networks currently consist of approximately 1,045,000 fiber miles covering in excess of 1,900 route miles in the United States. Our inter-city network consists of approximately 281,000 fiber miles primarily covering our 255 route-mile network that we have built between New York City and Washington D.C. We have also built or, contracted to acquire a nationwide dark fiber network linking our intra-city networks.

         We are constructing 16 intra-city networks throughout Europe. Our existing intra-city international network consists of approximately 98,000 fiber miles covering approximately 248 route miles. Our inter-city international network consists of approximately 8,000 miles on the Circe network, which connects a number of European markets. Additionally, we have entered into an agreement with Carrier 1 Holdings, Ltd. and Viatel, Inc., to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German inter-city network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles that will connect 14 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada. Our networks will be high-capacity broadband networks capable of supporting high-quality voice, video, internet protocol and data traffic and built using a self-healing SONET architecture.

         In addition, we have acquired from Pacific Gateway Exchange, Inc. up to 137 STM-1s of capacity on the Japan-U.S. Cable Network and up to 168 STM-1s of capacity on the TAT-14 cable network, which will connect the United States and Europe. The amount of capacity available to us on each cable system will depend on the amount of capacity that each system ultimately places in service. We expect the initial tranches of capacity on TAT-14 to be available by the end of May 2001, and on the Japan-U.S. Cable Network to be available by the end of August 2001.


THE INTERNET SERVICE EXCHANGE

         Our internet service exchanges ("ISXs") provide co-location services, internet connectivity services, network management services and tools. Our ISXs provide our customers with the most advanced, fail-safe data center environment available, as well as superior internet connectivity. The unique combination of intelligent connectivity and massive bandwidth availability enables content and service providers to deliver an ever-advancing class of new, data-rich applications. Our network employs intelligent network routing and peering technology, thereby ensuring the highest level of data integrity of any network. By co-locating network equipment and servers in ISXs, enterprise customers, content providers and internet service providers can combine the advanced internet connectivity solutions with virtually unlimited data throughput capacity via dark fiber connections running into each center. Our management services and tools enable us and our customers to continuously manage their internet operations jointly, proactively and remotely.

INTERNET CONNECTIVITY

         Our internet connectivity services are designed to meet the requirements of high bandwidth, business critical internet operations by providing highly reliable, scalable, non-stop and uncongested operations. As of December 31, 2000, AboveNet had peering relationships with more than 486 network providers. Any failure by AboveNet to maintain and increase peering relationships would have a material adverse effect on our business, results of operations and financial condition.

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

TECHNOLOGY

         Our networks consist of fiber optic communications networks, which allow for high speed, high quality transmission of voice, data and video. Fiber optic systems use laser-generated light to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface to digital switching equipment or digital microwave systems. We are installing backbone fiber optic cables containing up to 864 fiber optic strands, which have significantly greater bandwidth than traditional analog copper cables. Using current electronic transmitting devices, a single pair of glass fibers used by our network can transmit up to 8.6 gigabits of data per second or the equivalent of approximately 129,000 simultaneous voice conversations, which is substantially more than traditional analog copper cable installed in many current communications networks. We believe that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber optic strand, thereby providing more bandwidth carrying capacity at relatively low incremental costs. Our network is capable of using the highest commercially available capacity transmission (OC-192) and thereby can handle advanced, capacity-intensive data applications such as voice over internet protocol, video teleconferencing, Frame Relay, ATM, multimedia and internet-related applications. In our intra-city networks, we offer end-to-end fiber optic capacity, capable of utilizing SONET capable ring architecture, which has the ability to route customer traffic in either direction around our ring design, thereby assuring that fiber cuts do not interrupt service to customers on our networks. Our networks are also capable of supporting DWDM. Currently, a state-of-the-art network operating system continuously monitors and maintains quality control of networks on a 24-hour basis, alerts us of any degradation or loss of fiber capacity and pinpoints the location of such degradation. This network operating system also enables us to repair or replace impaired fiber without any loss of service. In addition, the monitoring system automatically reroutes traffic in the event of a catastrophic break in the system, enabling us to ensure that its customers obtain continuous service.

         Our connectivity services utilize our internally developed network monitoring and routing technology to enhance internet connectivity by monitoring all of our direct and indirect network connections for congestion. Our monitoring tools automatically monitors all of our major providers' and peers' direct and indirect connections on a real-time 24-hour basis to identify congestion. If packet loss and congestion is detected on any of the links that directly affect customers' performance, our network engineers are able to reroute traffic temporarily away from the problem link. This functionality is particularly important for emerging applications such as audio and video streaming and voice over the internet.

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

SALES AND MARKETING

         Our sales and marketing strategy includes:

         o positioning ourselves as the preferred facilities based provider of broadband communications infrastructure and internet connectivity services;

         o focusing on high dollar volume corporate and government customers;

         o emphasizing the cost advantages that will allow us to lease our fiber optic infrastructure at fixed prices that represent potentially significant savings for our large volume carrier and corporate customers relative to their present build or buy alternatives;

         o achieving broad market penetration and increasing brand recognition for our internet connectivity services among internet service providers, internet content providers and Web hosting companies; and

         o identifying opportunities to cross-sell our internet connectivity services to our complementary infrastructure customer base.

         We also believe that communications carrier and corporate and government customers will continue to be attracted to our dark fiber product and our unmetered pricing structure. Dark fiber is installed fiber optic cable which is not otherwise carrying a signal originated by the service provider, such as ourselves, but which will carry a signal generated by the customer. We are initially directing our sales and marketing efforts on carrier customers through a national sales team and we are currently in the process of hiring additional sales professionals to focus on these customers. As we have constructed fiber optic networks in new cities, we have hired sales forces in these areas to target regional corporate, government and to a lesser extent carrier customers. We plan to continue this strategy.

         For our internet connectivity services, we have developed a two-tiered sales strategy to target leading internet service providers, internet content providers and Web hosting companies through direct sales and channel relationships. We maintain a direct sales force of highly trained individuals in San Jose and Los Angeles, California, New York, New York, Vienna, Virginia, Seattle, Washington, London, England, Austria and Germany. Our sales engineers and, in many circumstances, our senior management support our sales force. We are also seeking to develop new strategic relationships with complementary companies including hardware vendors, value added resellers, system integrators, and application hosting companies in order to leverage their sales organizations.

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

         Various communications carriers already own fiber optic cables as part of their communications networks. Accordingly, each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity. In addition, although CLECs generally provide a wider array of services to their customers than we presently provide to our customers, CLECs nevertheless represent an alternative means by which our potential customer could obtain direct access to an IXC point of presence, known as a POP or other site of the customer's choosing. Thus, CLECs could compete with us. In November 1999, the Federal Communications Commission ordered ILECs to provide nondiscriminatory access to their dark fiber to other telecommunications services providers. This will increase the competitive nature of our business.

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

         We believe that as competition in the local exchange market develops, a fundamental division between the needs of corporate, governmental and institutional end users and residential end users will drive the creation of differentiated communications services and service providers. We believe that the CLECs, IXCs, internet service providers, wireless carriers and corporate and government customers on which we focus will have distinct requirements, including maximum reliability, consistent high quality transmissions, capacity for high-speed data transmissions, diverse routing and responsive customer service. We believe that we will be able to satisfy the needs of such customers.

         Our internet connectivity services business is intensely competitive. There are few substantial barriers to entering the co-location service business, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We believe that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We believe that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name and the availability of network management tools. We might not have the resources or expertise to compete successfully in the future. Our current and potential competitors in this market include:

         o providers of co-location services, such as Exodus Communications, Inc., Frontier Corporation, which was acquired by Global Crossing Ltd., which was acquired by Exodus, Hiway Technologies, Inc., which was acquired by Verio Inc., and Globix Corporation;

         o national and regional internet service providers, such as Concentric Network Corporation, PSINet, Inc., MCI WorldCom and some subsidiaries of Verizon;

         o global, regional and local telecommunications companies, such as Sprint, MCI WorldCom and regional Bell operating companies, some of which supply capacity to AboveNet; and

         o large information technology outsourcing firms, such as International Business Machines Corporation and Electronic Data Systems.

REGULATION

         As a provider of communications facilities, we are subject to varying degrees of regulation in each of the jurisdictions in which we operate. In the United States, the FCC and various state regulatory bodies regulate some aspects of our services. In some local jurisdictions, we must obtain approval to operate or construct our networks. In other countries where we operate we may also be subject to regulations by the agencies having jurisdiction over the provision of telecommunications services.

FEDERAL

         In the United States, federal telecommunications law directly shapes the market in which we compete. We offer two types of services--the leasing of dark fiber and the provision of telecommunications transmission services--that are subject to varying degrees of regulation by the FCC pursuant to the provisions of the Communications Act of 1934, as amended, by the Telecommunications Act of 1996 (the "Communications Act"), and by FCC regulations implementing and interpreting the Communications Act.

         The Communications Act imposes legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio" and on "telecommunications carriers." Telecommunications carriers, or common carriers, are providers of telecommunications services, which are defined by the Communications

Act as the offering of telecommunications for a fee "directly to the public" or to all potential users of an indiscriminate basis subject to standardized rates, terms, and conditions.

DARK FIBER LEASING. The FCC considers dark fiber a "network element" and not a "telecommunications service". As a result, we believe that its provision of dark fiber is not subject to many of the legal requirements imposed on the sale of telecommunications services.

         If our offering of dark fiber facilities were in the future deemed to constitute "telecommunications," then our revenues from such leases to end users (but not to other telecommunication carriers) could become subject to assessment for the FCC's Universal Service Fund to assist in ensuring the universal availability of basic telecommunications services at affordable prices, and other FCC assessments. The FCC announced that the rate of assessment will be approximately 6.68% of gross interstate end-user revenues for the first quarter of 2001. On July 30, 1999, the U.S. Court of Appeals for the Fifth Circuit upheld in part the FCC's order but determined that assessments must be limited to interstate revenues. We cannot predict the effect of this ruling on the rate of assessment, or what rates of assessment will apply in future years. We may also be liable for assessments by state commissions for state universal service programs.

TRANSMISSION SERVICES. With respect to our offering of telecommunications services, however, we will likely operate as a common carrier for a limited number of services, offering such transmission services to all potential users indiscriminately, and therefore will be subject to the regulatory requirements applicable to common carriers and to telecommunications carriers. For example, we will be required, with respect to such transmission services, to (1) provide such services indiscriminately upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; and (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services. We may also be required to file tariffs setting forth the rates for such services. Under current FCC policies, these regulatory requirements should not impose any substantial burdens on us. For some of our telecommunications services, we do not believe it will be required to operate as a common carrier. The FCC has recently determined, for example, that providers of "access" services (intracity transmission services used to originate and/or terminate interstate and foreign communications) need not file tariffs and may offer such services to customers on a private, contractual basis.

         Our revenues from transmission services, whether or not provided as a common carrier, will be subject to FCC Universal Service Fund assessments as discussed above, to the extent that these services are purchased by end users. Since the revenues of our competitors will be subject to comparable assessments, this should not reduce our competitiveness. Also, being regulated as a "telecommunications carrier" will give us legal benefits. In particular, state and local governments have the authority to manage access to the public rights-of-way on a competitively neutral and nondiscriminatory basis to telecommunications carriers. In addition, we will be entitled, like other competitive local exchange carriers to insist upon access to the existing telecommunications infrastructure by interconnecting our fiber-optic networks with incumbent local exchange carriers central offices and other facilities. Under the 1996 Telecom Act, ILECs must, among other things: (1) allow interconnection at any technically feasible point and provide service equal in quality to that provided to others, (2) provide unbundled access to network elements, and (3) provide access to their poles, ducts, conduits and other rights-of-way.

         ILECs must also provide "physical co-location" for other telecommunications carriers. Physical co-location is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements. An ILEC is required to allocate reasonable amounts of space to carriers on a first-come first-served basis. If space limitations or practical or technical reasons prohibit physical co-location, an ILEC must offer "virtual co-location," by which the other carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment. We intend, in some instances, to co-locate portions of our network on the premises of some ILECs. Our ability to do this on a cost-effective basis will depend on the rates, terms and conditions established for co-location, which will be established by state regulators and therefore may vary from one state to the next.

         The FCC has responsibility under the 1996 Telecom Act's interconnection provisions to determine what elements of an ILEC's network must be provided to competitors on an unbundled basis. The FCC's requirements for unbundling were overturned by the Supreme Court, which ordered the FCC to re-evaluate the standard it uses to determine which network elements need to be unbundled. In response, the FCC recently issued an order affirming all but one of the network elements and also stating for the first time that ILECs must provide access to dark fiber as a separate element. In addition, federal district courts in a number of jurisdictions have interpreted the 1996 Telecom Act to include dark fiber as a network element, which must be unbundled. The FCC decision to treat dark fiber as an unbundled element, as well as these court rulings, could decrease the demand for dark fiber provided by us because its potential customers will be able to obtain dark fiber from ILECs at forward-looking rates. In addition, the FCC has announced that state commissions may decide to add network elements to the FCC's list of elements that are required to be unbundled by carriers.

         ILECs, CLECs and inter-exchange carriers are subject to other requirements under the Communications Act, the FCC regulations and additional federal telecommunications laws. These requirements may affect our business by virtue of the inter-relationships that exist among us and many of these regulated telecommunications carriers. For example, the FCC recently issued an order requiring, among other things, that access charges (fees charged by ILECs to IXCs for use of local telephone facilities for the origination and termination of long-distance calls) shift in part from being usage driven to a fixed flat cost-based structure. The FCC recently issued an order granting ILECs greater pricing flexibility for their access services (both switched and non-switched), which may permit the ILECs to compete more effectively against some of our service offerings. While it is not possible to predict the precise effect the access charge changes will have on our business or financial condition, the reforms will reduce access charges paid by IXCs, likely making the use of ILEC facilities by IXCs more attractive, which could have a material adverse effect on the use of our fiber optic telecommunications networks by IXCs. Verizon Communications' investment could subject us to additional regulation by the FCC. Verizon Communications is an ILEC and pursuant to the Communications Act may not provide long distance service within its geographic region until specified conditions are met. Companies in which an ILEC owns greater than a ten percent ownership interest are subject to the same prohibitions. If such prohibitions applied to us it would have a material adverse effect on our business. For that reason, our agreement with Verizon Communications prohibits Verizon Communications from owning more than ten percent of our company until the long-distance prohibitions no longer apply to Verizon Communications and its affiliates. Verizon has obtained authorization to provide long distance services in the state of New York and has an application pending for Massachusetts.

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

         However, states retain jurisdiction, on a competitively neutral basis, under the 1996 Telecom Act, to adopt regulations necessary to preserve universal service, protect public safety and welfare, manage public rights of way, ensure the continued quality of communications services and safeguard the rights of consumers.

         States continue to determine the rates that ILECs can charge for most of their intrastate services. They are also responsible for mediating and arbitrating ILEC interconnection arrangements with other carriers if voluntary agreements are not reached. Accordingly, state involvement in local telecommunications services is substantial.

         Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of telecommunications services if they are "common carriers" or "public utilities". As with the federal regulatory scheme, we believe that the offering of dark fiber facilities does not make us a common carrier or public utility so we would not be subject to this type of regulation in most jurisdictions in which we currently have or plan to construct facilities. Our offering of transmission services (as distinct from dark fiber capacity), however, will likely be subject to regulation in each of these jurisdictions to the extent that these services are offered for intra-state use. Under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of inter-state or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation.

         State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Our subsidiaries are currently authorized to provide intrastate telecommunications services in the District of Columbia and every state except Alabama, Alaska, Arkansas, Hawaii, Maine and Wyoming, and have applications pending in Arkansas and Maine. At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently intend to operate will have any material adverse effect on its operations. These regulations may require, among other things, that we obtain certification to operate, that we obtain certain environment approvals before we construct, and that we provide notification of, or obtain authorization for, specified corporate transactions, such as the transaction with Verizon Communications. In any event, we will incur costs to comply with these and other regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including contributions to state universal service programs. Notwithstanding federal and state laws and regulations requiring non-discriminatory access to public rights of way, in some jurisdictions certain competitors of the Company, especially incumbent local exchange carriers, have certain advantages by reason of having obtained approvals for operation under prior, less regulatory intensive regimes. For example, in the state of California, certain competitors of the Company are allowed to undertake to a less rigorous environmental review procedure for proposed construction than the Company, thereby enabling them to potentially construct new facilities more quickly than the Company. In some jurisdictions, our pricing flexibility for intra-state services may be limited because of regulation, although its direct competitors will be subject to similar restrictions. However, we make no assurances that future regulatory, judicial, or legislative action will not materially adversely affect it.

         In addition to the federal Universal Service Fund discussed above, states may also impose a Universal Service Fund assessment on intrastate telecommunications services to fund state universal service projects. The rate of assessment varies by state. To the extent the state assessment applies to our dark fiber revenues and transmission services, we will be required to pay into the state funds.

LOCAL

         In addition to federal and state laws, local governments exercise legal authority that affect our business. For example, local governments, such as the City of New York, typically retain the ability to manage public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services and local governments may not treat telecommunication service providers in a discriminatory manner. Because of the need to obtain approvals, local authorities affect the timing and costs associated with our use of public rights-of-way. In addition, some local authorities must approve or be notified of specified corporate transactions, such as the Verizon Communications transaction. These regulations may have an adverse effect on our business.

FEDERAL REGULATION OF INTERNATIONAL SERVICE

         Various regulatory requirements and limitations also will influence our business as it enters the market for international telecommunications service. It has entered into a 50/50 joint venture, International Optical Network, or ION, with a subsidiary of Global Crossing that sells international, facilities-based telecommunications capacity between the U.S. and the United Kingdom. ION is a U.S. international common carrier subject to U.S. regulation under Title II of the Communications Act, and, we are also a U.S. international common carrier subject to the same regulations. Under current FCC rules, international carriers that do not exercise market power and that are not affiliated with dominant foreign carriers (carriers possessing market power in their local markets) are subject to relatively relaxed U.S. regulation as nondominant international carriers. As a non-dominant common carrier, ION and we are subject to, among other policies, the common carrier obligation of nondiscrimination. In addition, FCC rules prohibit U.S. carriers from bargaining for special concessions from specified foreign partners. ION and we are required, under Sections 214 and 203 of the Communications Act, to obtain authorization and file an international service tariff containing rates, terms and conditions prior to initiating service. As a nondominant carrier, ION and we are eligible to seek "global" authorization under Section 214 to operate as facilities-based and/or resale carrier. International carriers are also subject to annual fees and filing requirements, such as the requirement to file contracts with other carriers, including foreign carrier agreements, and reports setting forth international circuit, traffic and revenue data. Failure to obtain an appropriate U.S. license for international service or the revocation of a license could materially adversely affect our future operations. Until recently, international common carriers were also required to comply with the FCC's International Settlements Policy which defines the permissible boundaries for U.S. carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The FCC, however, recently decided that it is no longer necessary to apply the International Settlement Policy rules to U.S. carrier arrangements with non-dominant foreign carriers and with arrangements with all foreign carriers in competitive foreign markets. Since the U.S.-UK route has been declared competitive by the FCC, ION and we will not have to comply with the International Settlement Policy.

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

REGULATION OF INTERNATIONAL OPERATIONS

         Our international services are also subject to regulation in other countries where we operate. Such regulation, as well as policies and regulations on the European Union level, may impose separate licensing, service and other conditions on our international service operations, and these requirements may have a material adverse effect on our ability to operate. In addition to our joint venture, ION, we have entered into a joint venture with Carrier 1 and Viatel to develop a fiber network linking Germany's main cities. We also have an agreement with Viatel to use Viatel's network in France, Germany, the UK and the Netherlands. The following discussion is intended to provide a general outline of certain regulations and current regulatory posture in certain foreign jurisdictions in which we currently operates or intends to operate, and is not intended as a comprehensive discussion of such regulations or regulatory posture. Local laws and regulations differ significantly among these jurisdictions, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable.

THE EUROPEAN UNION

         The European Union was established by the Treaty of Rome and subsequent treaties. Member states are required to implement directives issued by the European Commission and the European Council by passing national legislation. The European Commission and European Council have issued a number of key directives establishing basic principles for the liberalization of the EU telecommunications market. This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directives and the Licensing Directive of April 1997 and the Interconnection Directive of June 1997, which address the procedures for granting license authorizations and conditions applicable to such licenses and the interconnection of networks and the interoperability of services as well as the achievement of universal service. The Licensing Directive sets out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services. It distinguishes between "general authorizations," which should normally be easier to obtain since they do not require an explicit decision by the national regulatory authority, and "individual licenses." EU member states may impose individual license requirements for the establishment and operation of public telecommunications networks and for the provision of voice telephony, among other things. Consequently, our operations in those EU member states comprising its European Network and its proposed operations in general, require our local operating subsidiaries to obtain individual licenses rather than operate under a general authorization. EU law permits member states to establish universal service funds and seek contributions from licensed operators. Each of the EU member states in which we currently conduct our business have different regulatory regimes and such differences are expected to continue. Licensing requirements and requirements to obtain necessary approvals vary considerably from country to country.

         The European Union is currently in the course of changing the regulatory framework described above, to simplify the existing regulations, to increase reliance on competition rules and to conform the rules applicable to different parts of the electronics communication industry. The changes will create a more flexible regime and will also involve a move away from individual licenses to general authorizations. The proposals, if implemented, may make it easier for us to operate under general authorizations rather than obtaining individual licenses in each of the EU member states comprising our European Network.

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

AUSTRIA

         The Telecommunications Act (Telekommunikationsgesetz) which came into force on August 1, 1997 establishes the basic regulatory framework for the telecommunications sector in Austria. It fulfills Austria's obligations under the relevant EU liberalization and harmonization directives.

         The Telecommunications Act provides for two regulatory authorities: the Telekom Control GmbH and the Telekom Control Kommission. The Telekom Control GmbH is responsible for the implementation of basic provisions, such as regulatory tasks and adjudicating complaints regarding fee disputes or quality of service. The Telekom Control Kommission is an independent three-member committee responsible for decisions about matters concerning civil rights. These matters include the issuance, withdrawal, revocation and amendment of licenses, the approval of general business conditions and tariffs of dominant operators, the definition of financial compensation to be paid from and to the universal service fund, the conditions for interconnection in the event of a dispute and decisions regarding failure to comply with the ban on cross-subsidization.

         An individual license (the Austrian terminology employed for this is "Konzession") issued by the Telekom Control Kommission is required for the public offer of leased lines by means of a self-operated fixed telecommunications network. Metromedia Fiber Network Services GmbH ("MFN Austria") has obtained a license for the provision of leased lines.

         Holders of this license enjoy rights of way and have the right to negotiate interconnection with other operators. The framework for this interconnection is set out in the Telecommunications Act and two ordinances, the "Zusammenschaltungsverordnung" (interconnection ordinance) and the "Numerierungsverordnung" (numbering ordinance). Additional principles for interconnection have been set out by the Kommission in several decisions.

BELGIUM

         The Belgian Telecommunications Act of March 21, 1991, as amended, provides the legal framework for telecommunications activities in Belgium. The Belgian Act is implemented by a number of Royal Decrees. These cover, among other things, licensing procedures, license fees, interconnection, universal service, number portability, mobile telecommunication services and arbitration and mediation of conflicts between operators.

         Licenses in Belgium are granted by the Minister for Telecommunications, upon the recommendation of the Belgian Institute for Post and Telecommunications
(BIPT). Under the Belgian regulatory schemes, there are two basic types of licenses: a voice telephony license; and a public telecommunications network license. Other licenses are specific to mobile terrestrial services, mobile satellite services and so forth. Further telecommunications services, such as the provision of leased lines, are subject to a prior notification obligation to the BIPT.

         A public telecommunications network license allows the licensee to build and operate a network and allows the use of that network for the carriage of public telecommunications services (which services must be licensed or notified). Only a public telecommunications network license provides the licensee with rights of way over public land as well as certain rights vis-a-vis owners of private land. In order to exercise those rights of way, the Belgium subsidiary Metromedia Fiber Network Belgium BVBA/SPRL will have to apply for permits from local authorities and other entities in charge of public land.

         Our Belgian subsidiary, will apply for a public telecommunications network license in the near future.

         A licensed operator of a public telecommunications network will have the right, but also the obligation, to negotiate interconnection with other operators. For its interconnection with Belgacom, the Belgian incumbent operator, the interconnection rates are laid down in the BRIO 2001 (the Belgacom Reference Interconnect Offer for the year 2001). A BRIO is negotiated each year among Belgacom, the industry and the national regulator and is subject to regulatory approval. Interconnection rates with other operators are subject to commercial agreement.

FRANCE

         In July 1996, France enacted legislation providing for the liberalization of all telecommunications activities by January 1, 1998. The establishment and operation of public telecommunications networks and the provision of voice telephony services to the public are subject to individual licenses granted by the Minister in charge of telecommunications upon recommendation of France's independent regulatory authority, the Autorite de Regulation des Telecommunications.

         In order to own and control transmission infrastructure in France, and benefit from rights of way, a carrier must obtain a public telecommunications network license under article L33-1 of the French Post and Telecommunication Code. On October 7, 1999, Metromedia Fiber Network France SAS was granted such an L 33-1 license to be a public telecommunications network operator. This license enables Metromedia France to build and operate a telecommunications network in the following French regions: Alsace, Champagne-Ardenne, Ile de France, Lorraine, Nord--Pas de Calais and Picardie. The license is granted for 15 years. The provision of fixed-line telecommunications services is a free activity in France (no notification/registration/authorization/license required) in accordance with Article L.34 of the French Post and Telecommunications Code, with the exception of voice telephony, which is subject to an individual license (L.34-1).

         Metromedia France is subject to the requirements in the operation of its public telecommunications network, as set forth in the schedule of conditions attached to the license.

         Local authorities and other entities in charge of public land along the roads are under legal obligation to grant permits for public occupancy to licensed public telecommunications network operators. Metromedia France is therefore entitled by law to obtain rights of way on public properties to build its network. However, such authorizations may contain restrictions relating to, among other things, the location, the coordination of works and operations in consideration of public traffic and maintenance of the roads. In consideration for the right to use the public property, Metromedia France will be required to pay annual fees to such local authorities. The right to occupy the public domain is precarious and is granted to telecommunication operators in consideration of the person or entity to which the telecommunication license is granted. Metromedia France will also benefit from statutory easements on private properties.

         Metromedia France is entitled to interconnection with France Telecom. France differentiates between interconnection for public telecommunications network operators, holding a L33.1 license, and voice telephony service providers, holding a L34.1 license.

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

         According to the License Fees Ordinance, a nationwide class 4 license costs a one-time fee of DM 3,000,000 (approximately $1,445,070 at December 31, 2000). A nationwide territorial class 3 license costs DM 10,600,000 (approximately $5,105,914 at December 31, 2000). There is litigation outstanding in the German courts in regard to the amount of license fees to be paid.

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

         Licensed operators are under an obligation to present their standard terms and conditions (with regard to the provision of telecommunications services for the public) to the Regulierungsbehorde fur Telekommunikation und Post (the "RegTP"). The RegTP may, based upon specified criteria, decide not to accept these terms and conditions. Metromedia Fiber Network GmbH may become subject to universal service financing obligations. Currently, it is unlikely that the universal service financing system will be implemented in Germany in the foreseeable future. These obligations do not apply as far as the provision of mere dark fiber is concerned.

IRELAND

         On 16 October 2000, Metromedia Fiber Network Ireland Limited ("MFN Ireland") formally applied to the Office of the Director of Telecommunications Regulation (ODTR) for a Basic Telecommunications Licence. A Basic Licence permits the provision of telecommunications networks and services to the public and is granted by the ODTR under the Postal and Telecommunications Services Act, 1983 (as amended). On 3 November 2000, the ODTR granted MFN Ireland a Basic Licence and this licence remains in force for a period of five years.

ITALY

         Under Presidential Decree No. 318 of September 19, 1997 on the Regulation for the implementation of European Directives in the telecommunications field (the "Italian Telecommunications Act") and Ministerial Decree of November 25, 1997 on individual licenses, an individual license is required, inter alia, for: (1) the provision of voice telephony services; (2) the establishment and provision of public telecommunications networks; and (3) the establishment of a public network in order to provide voice telephony services on such a network (so-called "combined" license). The combined license is intended to expedite the administrative licensing process for any facility-based operator, but it does not allow the provision (e.g., the lease to third parties) of the operator's network.

         Metromedia Fiber Network Italia S.r.l. has obtained from the Italian Telecommunications Regulatory Authority (the "Italian regulatory authority") an individual license allowing it to establish and provide its public telecommunications network in the Milan area.

         In addition, in order to dig and build on public land, network licensees must previously obtain ad hoc rights of way from the relevant municipal authorities. Such rights of way are generally granted in the form of concessions. Under the Italian Telecommunications Act public authorities in charge of public property management may not discriminate among telecommunications operators with respect to the granting of rights of way for the installation of public telecommunications networks. The ad hoc concession is not required for the installation of "backbones", as these will be defined by the Italian regulatory authority.

         Telecommunications operators belonging to defined categories have the right to negotiate interconnection with any telecommunications operator within the same categories. Under its license, Metromedia Fiber Network Italia Srl is entitled to negotiate interconnection with other operators (including the incumbent operator, Telecom Italia S.p.A.)

         Under Ministerial Decree of April 23, 1998 on interconnection and network access negotiation for interconnection agreements must last no more than 45 days. If there is no agreement between the parties by such deadline, the dispute must be submitted to the Italian regulatory authority. The latter must resolve the disputes within 90 days from notification of the dispute and, in the meantime, it may also issue temporary restraining orders.

         The telecommunications operators mentioned above and notified by the Italian regulatory authority as having significant market power with respect to the interconnection (i.e., currently Telecom Italia S.p.A., Telecom Italia Mobile S.p.A. and Omnitel Pronto Italia S.p.A.) must apply non-discriminatory, objective, transparent and cost-oriented interconnection prices.

JAPAN

         The Japanese Telecommunications Business Law (Law No. 86 of Dec. 25, 1984, as amended) ("TBL") provides for the licensing and regulatory framework for telecommunications activities in Japan. Under the TBL, voice telephony and other telecommunication services were liberalized as of April 1, 1985. The TBL is implemented by a number of regulations. These cover, among other things, licensing procedure, accounting procedures, interconnection, technical standards, reporting requirements.

         Licenses in Japan are granted by the Ministry of Public Management, Home Affairs, Posts and Telecommunications. Under the Japanese regulatory scheme, there are two basic types of license: the Type 1 telecommunications business license (facility based service license); and the Type 2 telecommunications business license (lease-based service license). In addition, the radio station license will be required to provide any kind of wireless telecommunications services.

Metromedia Fiber Network Japan KK holds a Type 1 license for fixed international voice services.

THE NETHERLANDS

         The Telecommunications Act of 1998 (the "Dutch law") provides a licensing and regulatory framework for telecommunications activities in the Netherlands. The Secretary of State at the Ministry of Transport, Public Works and Water Management (the "Secretary of Transport") is responsible for granting individual licenses for use of frequencies under the Dutch law, for enforcing the terms of such licenses and for overseeing telecommunications policy, aided principally by the Directorate General of Telecommunications and Post and the Radio Communications Agency. OPTA, the Independent Authority for Post and Telecommunications is responsible, among other things, for performing registrations, issuing numbers, regulating interconnection rights and obligations, adjudicating interconnection disputes, and generally enforcing the obligations under the Dutch law in respect of registered parties. Both Metromedia Fiber Network B.V. and Metromedia Fiber Network ICN B.V. have been registered with Dutch regulatory authority as providers of public telecommunications networks as of July 1999. Under these registrations, Metromedia's Dutch subsidiaries are authorized to construct and publicly offer telecommunications networks, which include dark fiber. As registered parties, both Metromedia's Dutch subsidiaries are granted statutory rights of way over public land and private land under specific conditions.

         Any provider of a public telecommunications network or of public telecommunications services has the right to negotiate interconnection as well as a corresponding obligation to negotiate interconnection with any other such provider. The terms, conditions and charges to be applied to interconnection between operators who do not have significant market power are not specifically regulated and are therefore subject to commercial agreement. All the aforementioned providers are eligible to benefit from the terms and conditions and charges which fixed-line operators with significant market power are obliged to offer by an interconnection directive. In the Netherlands, KPN Telecom has significant market power for the provision of fixed networks and services. The significant market power status of KPN Telecom in the leased lines market has been the subject of legal review and may as a consequence be limited to leased lines of 2 Mbit/s and below.

SWITZERLAND

         The Swiss Telecommunications Act of 1997 provides a regulatory framework which is very liberal. Providers of telecommunications services, if at all, have merely a duty to notify their services to the Swiss regulator and to observe minimal duties such as the duty to interconnect in order to ascertain interoperability. A general license is required only by operators who control substantial parts of the infrastructure used for the rendering of the services. Furthermore, a radio license is required by all those operators who make use of the frequency spectrum.

         A duty to interconnect on cost-based prices applies to market dominant operators (so far only the incumbent Swisscom), all other operators have a duty to interconnect in order to ascertain interoperability, but can negotiate terms and prices as they like.

         Metromedia Fiber Network Switzerland GmbH has obtained a license for the rendering of telecommunications services in Switzerland and has entered into a framework agreement with the City of Zurich that permits it to use public land for the rollout of a fiber in the territory of the city.

UNITED KINGDOM

         The Telecommunications Act of 1984 provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry is responsible for granting licenses under the United Kingdom Act and for overseeing telecommunications policy, while the director general of telecommunications and his office (the office of telecommunications) are responsible, among other things, for enforcing the terms of such licenses. Both ION and Metromedia Fiber Network UK Limited have been granted Public Telecommunication Operator licenses. The regulatory license authorizes the operation of and provision of services over the operator's own international facilities as well as an authorization to provide telecommunications services in the United Kingdom.

         Metromedia United Kingdom will be used as the operating company in the United Kingdom and has been granted code powers, which gives it statutory rights of way over land, which override private rights.

         Any operator who appears on the Annex II list on the office of telecommunications web-site (www.oftel.gov.uk) has the right to negotiate interconnection as well as a corresponding obligation to negotiate interconnection with any other operator in Annex II. The terms, conditions and charges to be applied to interconnection between operators who do not have significant market power are not specifically regulated and are therefore subject to commercial agreement. All Annex II operators are eligible to benefit from the terms and conditions and charges which fixed-line operators with significant market power are obliged to offer by the Interconnection Directive. In the United Kingdom, British Telecommunications and Kingston Communications have significant market power for the provision of fixed networks and services and leased lines. Neither ION nor Metromedia U.K. are currently included in the Annex II list but may apply to the office of telecommunications to be included in the list.

OTHER COUNTRIES

         In addition to its operations in the above countries, Metromedia Fiber is also in the process of incorporating or has incorporated local subsidiaries and is applying for licenses in Denmark, Hungary, Spain and Sweden.

REGULATION OF THE INTERNET

         Laws and regulations that apply directly to the internet are becoming more prevalent. The U.S. Congress recently considered laws regarding privacy and security relating to the collection and transmission of information over the internet, which would have entrusted the Federal Trade Commission with strong enforcement power. The U.S. Congress also addressed the need for regulation on the protection of children, copyrights, trademarks, domain names, taxation and the transmission of sexually explicit material over the internet. The European Union adopted its own privacy regulations and other countries may do so in the future. Other nations have taken actions to restrict the free flow of material deemed objectionable over the internet.

         Also, the scope of laws and regulations applicable to the internet is subject to conflicting interpretations and developments. The applicability to the internet of laws and regulations from various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is unsettled and may take years to resolve. For example, the Telecommunications Act of 1996 prohibits the transmission of certain types of information and content over the internet but the scope of this prohibition is currently unsettled. In addition, although courts held unconstitutional substantial parts of the Communication Decency Act, federal or state governments may enact, and courts may uphold similar legislation as well as laws covering issues such as intellectual property rights over the internet and the characteristics and quality of internet services and consumer protection laws. Foreign countries may also enact laws in these fields.

         The current application of most of these laws does not directly affect us in a material fashion, although these laws do affect many of our internet connectivity and co-location customers. By exposing companies involved in the internet to increased liability and costs such legal developments may discourage the development of the internet as a commercial medium, dampen its growth and indirectly harm us in our efforts to establish a satisfactory customer base for our internet connectivity and co-location services. Moreover, to the extent that internet connectivity and co-location service providers such as ourselves are held directly or contributorily liable for violations of such laws by their customers or others distributing illegal material on the internet, we will face increased legal liability and costs of legal compliance.

EMPLOYEES

         As of December 31, 2000, we employed 1,732 people, including 1,079 in engineering and construction, 328 in sales and marketing and 325 in administration. Our employees are not represented by any labor union. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

         Our principal properties currently are fiber optic cable in place and its component assets. We own substantially all of the communications equipment required for our business. Our installed fiber optic cable is laid under the various rights-of-way held by us. Our other fixed assets are located at various leased locations in the geographic areas that we serve. Our executive and administrative offices are located at our principal office at 360 Hamilton Avenue, White Plains, New York. We lease this space (currently approximately 110,000 square feet) under an agreement that expires in June 2010. We lease additional office or operation space in many of the markets where we are building out our network. Such additional space ranges from 1,000 to 10,000 square feet under agreements that expire within the next three to ten years.

         AboveNet's offices are located at 50 West San Fernando Street, San Jose, California. We lease this space (approximately 19,850 square feet) under an agreement that expires in February 2008. PAIX's offices are located at 285 Hamilton Avenue, Palo Alto, California (approximately 5,130 square feet) under an agreement that expires in January 2007. In addition, AboveNet and PAIX lease various co-location facilities in California, Virginia, New York, New Jersey, Illinois, Washington, the United Kingdom, Germany and Austria that range from 10,000 to 29,000 square feet under agreements that expire within the next 10 to 20 years.

         SiteSmith's offices are located at 3283 Scott Boulevard, Santa Clara, California. SiteSmith's lease on these premises covers approximately 11,200 square feet and expires in October 2004. SiteSmith also has leases on an adjoining building at 3281 Scott Boulevard, Santa Clara, California that covers approximately 24,000 square feet and expires in February 2005, and a lease covering approximately 48,275 square feet at 3250 Olcott Street, Santa Clara, California that expires in June 2010. SiteSmith also leases facilities in Chicago, Herndon (Virginia), Los Angeles, New York City, Newark, and London. SiteSmith anticipates additional space will be required as its business expands and believe that SiteSmith will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

         On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and us in the United States District Court for the Southern District of New York (No. 98 CIV 4140) (the Contardi Litigation). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of our company which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believes to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses. We moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned Contardi v. Sahagen et al 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of our stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

         In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860,627,590.99, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000 we filed a motion to dismiss the complaint.

         We intend to vigorously defend both the Goldsmith Litigation and the Contardi Litigation (if plaintiff pursues the action) actions because we believe that we acted appropriately in connection with the matters at issue in these two cases. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations. If we are unsuccessful in defending against these allegations, an award of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on our financial condition or results of operations.

         We are responding to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of our subcontractors causing damage to underground utility facilities. We believe that we have complied with all Georgia utility laws, have prescribed underground excavation procedures for our subcontractors that are among the most thorough and safety-conscious in the industry and have an excellent safety record in dealing with subcontractors. As a result, we plan to vigorously contest the action. Notwithstanding such defenses, we may be subject to revocation of our Certificate of Public Convenience and Necessity for the State of Georgia, the imposition of fines or other sanctions as a result of the GPSC's action.

         We are a respondent in a proceeding and before the CA Public Utilities Commission, "CPUC". The issue before the CPUC is whether we improperly engaged in certain construction actions under the authority of our initial Certificate of Public Convenience and Necessity, "CPCN". We believe that we did not act improperly and are vigorously asserting our defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against our CPCN.

         In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually or in the aggregate, including the Contardi litigation and the Goldsmith litigation, will seriously harm our financial condition or results of operations, although we can make no assurances in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Since October 28, 1997, our Class A Common Stock has been listed and traded on the Nasdaq National Market under the symbol "MFNX." The following table shows the range of reported high and low closing prices per share of Class A Common Stock for each quarter within our two most recent fiscal years:

         2000                                            HIGH ($)     LOW ($)
         ----                                            --------     -------
         First Quarter. ........................          50 9/16      22 3/8

         Second Quarter.........................          42 1/16      24 1/2
         Third Quarter. ........................          43           22
         Fourth Quarter.........................          23 7/8        9 5/8

         1999                                            HIGH ($)     LOW ($)
         ----                                            --------     -------
         First Quarter..........................          14            8 3/8

         Second Quarter.........................          23 3/4       13 11/16
         Third Quarter..........................          20 1/8       11
         Fourth Quarter.........................          24 9/16      12 1/8

         The above prices reflect the effect of our two-for-one stock splits of our Class A and Class B Common Stock in the form of 100 percent stock dividends to all shareholders, which we completed August 28, 1998, December 22, 1998, May 19, 1999 and April 17, 2000.

         HOLDERS. As of March 19, 2001, there were approximately 874 record holders of Class A Common Stock and three record holders of Class B Common Stock. The closing price for the Class A Common Stock on such date was $7.19 per share as reported on the Nasdaq National Market. We are aware that we have a substantial number of additional shareholders who hold their shares through The Depository Trust Company.

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

         DIVIDENDS. We have never declared or paid any cash dividends on our Class A common stock or our Class B common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of our business. In addition, the terms of the indentures for our senior notes restrict our ability to pay dividends on our shares of common stock. Any future determination with respect to the payment of dividends will be within the sole discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements, the current terms of the indentures governing our 10% senior notes or other then-existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our board. We are not currently, and do not expect to become, subject to the registration requirements of the Investment Company Act of 1940.

ITEM 6. SELECTED FINANCIAL DATA

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

         Our selected financial data set forth below for the years ended December 31, 2000, 1999, and 1998 and as of December 31, 2000 and 1999, are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. Our selected financial data set forth below for Metromedia Fiber Network for the years ended December 31, 1997 and 1996 and as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included elsewhere herein.

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                             2000(d)      1999(c), (d)      1998           1997           1996
                                           -----------    -----------    -----------    -----------    -----------
                                                              (in 000's, except per share data)
STATEMENT OF OPERATIONS DATA
Revenue                                    $   188,152    $    75,247    $    36,436    $     2,524    $       236
Expenses:
Cost of sales                                  189,011         49,019         13,937          3,572            699
Selling, general and administrative            149,225         51,010         14,712          6,303          2,070
Consulting and employment incentives (a)          --              397            248         19,218          3,652
Settlement agreements                             --            1,932          3,400
Depreciation and amortization                  178,541         45,965          1,532            757            613
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                 (328,625)       (73,076)         2,607        (27,326)        (6,798)
Interest income (expense), net                 (74,690)       (40,256)         1,927          1,067         (3,561)
(Loss) from joint ventures                      (3,926)        (1,606)          (146)          --             --
Income taxes                                      --             --            3,402           --             --
                                           -----------    -----------    -----------    -----------    -----------
Net income (loss)                          $  (407,241)   $  (114,938)   $       986    $   (26,259)   $   (10,359)
                                           ===========    ===========    ===========    ===========    ===========

Net income (loss) applicable to common     $     (0.76)   $     (0.28)   $      0.00    $     (0.14)   $     (0.07)
   stockholders per share-basic
Net income applicable to common                    N/A            N/A    $      0.00            N/A            N/A
   stockholders per share-diluted
Number of shares of common stock               538,473        407,192        373,980        189,788        143,432
   assumed outstanding-basic (b)
Number of shares of common stock                   N/A            N/A        439,048            N/A            N/A
   assumed outstanding-diluted (b)




                                                                      AS OF DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
                                           -----------    -----------    -----------    -----------    -----------
                                                                          (in 000's)
SUMMARY BALANCE SHEET DATA
Current assets                             $ 1,505,387    $ 1,377,465    $   665,823    $   140,557    $       645
Working capital (deficiency)                   598,935      1,127,945        555,050        133,030        (12,887)
Fiber optic transmission network and         2,958,096        796,684        244,276         24,934          6,369
   related equipment, net
Property and equipment, net                     43,875          9,215          2,716            759            525
Total assets                                 6,252,331      3,959,985        974,417        167,378          7,977
Long-term debt                               2,641,717      1,699,314        672,675           --             --
Total liabilities                            4,007,106      2,125,309        816,903         17,838         14,835
Stockholders' equity (deficiency)            2,245,225      1,834,676        157,514        149,540         (6,858)


(a) Represents value of common stock, warrants and options issued to consultants and officers to provide services to us.

(b) Based upon the weighted average shares outstanding after giving retroactive effect to stock splits; see Note 1 to "Notes to Consolidated Financial Statements."

(c) Includes the impact of adopting Financial Accounting Standards Board Interpretation No. 43.

(d) 1999 includes results of AboveNet's operations from September 8, 1999, the date of acquisition. A full year's results are included in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to our financial condition and our results of operations for the three years ended December 31, 2000. You should read this information in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated Financial Statements and related notes thereto beginning on page F-1.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Some of the statements in this section are "forward-looking statements." You should read the information under Part I, "Special Note Regarding Forward-Looking Statements" for more information about our presentation of forward-looking information.

GENERAL

         We provide dedicated fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for our communications intensive customers. We are a facilities-based provider of end-to-end optical solutions that offer virtually unlimited, unmetered bandwidth at a fixed cost to our communications carrier, corporate and government customers in the United States and Europe. Through our AboveNet Communications, Inc. subsidiary, we provide internet infrastructure to our customers. The combined company facilitates the growth of e-commerce and advanced internet and communications applications by delivering secure, reliable and scaleable optical networks and IP services to internet content and service providers, communications carriers and enterprise users worldwide.

         We are expanding our presence to approximately 50 cities in the United States and 17 international cities. To date, we have 14 cities operational, 30 cities currently under construction, and the balance in the engineering phase.

         Our existing intra-city networks consist of approximately 1,045,000 fiber miles covering in excess of 1,900 route miles in the United States. Our inter-city network consists of approximately 281,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

         We are constructing 16 intra-city networks throughout Europe. Our existing intra-city international network consists of approximately 98,000 fiber miles covering approximately 248 route miles. Our inter-city international network consists of approximately 8,000 fiber miles on the Circe network, which connects a number of European markets. Additionally, we have entered into an agreement with Carrier 1 Holdings, Ltd. and Viatel, Inc., to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German inter-city network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles that will connect 14 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

         On September 8, 1999, we completed the acquisition of AboveNet. The holders of AboveNet common stock received 2.35 shares of our class A common stock for each share of AboveNet common stock. AboveNet is a leading provider of facilities-based, managed services for customer-owned Web servers and related equipment, known as co-location, and high performance internet connectivity solutions for electronic commerce and other business critical internet operations. PAIX, AboveNet's wholly owned subsidiary, serves as a packet switching center for internet service providers. PAIX also offers secure, fault-tolerant co-location services to internet service providers. The acquisition has been recorded under the purchase method of accounting and AboveNet's results have been included in the results of operations subsequent to the acquisition date. On October 7, 1999, we entered into a securities purchase agreement with Verizon Communications, under which Verizon Communications purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming the conversion of the convertible subordinated note, this investment would represent
19.7 % of our outstanding shares.

         On February 8, 2001, we completed our merger with SiteSmith pursuant to an agreement and Plan of Merger, dated as of October 9, 2000. We acquired all of the outstanding shares of SiteSmith for a total purchase price, paid in shares of our class A common stock, of approximately $1.1 billion. The holders of SiteSmith common stock, stock options and warrants received 1.3404 shares of the our class A common stock, stock options and warrants, respectively. The Company has recorded the acquisition using the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.0 billion and has preliminarily been allocated to goodwill pending final determination of certain intangible assets.

         SiteSmith is a provider of comprehensive, internet infrastructure management services. Its services are designed to maximize the performance, reliability and security of large-scale, complex internet sites. SiteSmith designs and architects the infrastructure for its customers' internet operations, installs the necessary hardware and software, recommends and establishes network connectivity, and performs ongoing monitoring and security services. By relying on SiteSmith to manage their internet operations, businesses can focus on their core competencies.

         Most of our contracts for the provision of dark fiber are accounted for as operating leases under which we recognize recurring monthly revenues. For some other contracts we recognize revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43, "Real Estate Sales", known as FIN43, which requires that sales or leases of integral equipment subsequent to June 30, 1999 be accounted for in accordance with real estate accounting rules. We believe that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires us, however, to recognize the revenue from some leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which we deliver the fiber. As a result, this change in accounting treatment reduces the revenue and income that we recognize in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

         By way of example, if we entered into an agreement for a 25 year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, and the contract provided for delivery of the fiber over a five year period, we previously recorded average revenues of $20.0 million over the five years during which we delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require us to recognize revenue of $4.0 million per year over the 25 year term of the contract, even though we would receive a cash payment of $100.0 million when the contract is signed.

         We implemented this method of accounting for our contracts entered into after June 30, 1999, for which the method is required. Although there was no change to the economics of the contracts or the timing of the cash to be received by us, the impact of the change in accounting resulted in Metromedia Fiber recording substantially less revenue between the dates of July 1, 1999 and December 31, 2000 than would have been recorded if this change had not been imposed.

STOCK SPLITS. On August 28, 1998, December 22, 1998, May 19, 1999, and April 17, 2000, we completed two-for-one stock splits of our class A and class B common stock in the form of 100 percent stock dividends to all stockholders of record as of specified dates. All share and per share amounts presented herein give retroactive effect to the four stock splits effected in 1998, 1999 and 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES. Revenues for 2000 were $188.2 million or 150% greater than revenues of $75.2 million for the same period in 1999. The increase reflected higher revenues associated with commencement of service to an increased total number of customers and the inclusion of AboveNet's revenue for the full year in 2000. In 2000, revenue recognized using the percentage of completion method for sales-type leases of portions of our network for contracts entered into before June 30, 1999 was $325,000, compared to $40.3 million for the year ended December 31, 1999. In order to compare results on a consistent basis, had the accounting change described above been effective January 1, 1999, the increase in revenues would have been greater.

COST OF SALES. Cost of sales was $189.0 million for 2000, a 286% increase over cost of sales of $49.0 million for 1999. Cost of sales increased for 2000 compared with the same period in 1999 due to costs related to the inclusion of AboveNet's operations for a full year, costs associated with the greater number of customers, as well as higher fixed costs initially incurred related to the operation and maintenance of the Company's fiber optic network and internet connectivity services as assets are placed in service. Costs of sales as percentages of revenue for 2000 and 1999 were 100% and 65% respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of our fiber optic network, as well as the higher fixed costs related to our internet connectivity services. The accounting change described above also impacted cost of sales. Cost of sales in 2000 related to the percentage of completion method was $48,000 compared with $10.7 million for 1999. In order to compare results on a consistent basis, had the accounting change described above been effective January 1, 1999, cost of sales as a percentage of revenue would have decreased in 2000 compared to 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $149.2 million during 2000 from $53.3 million during 1999, an increase of $95.9 million, or 180%. The increase in selling, general and administrative expenses resulted primarily from increased overhead to accommodate our network expansion and the acquisition of AboveNet and the inclusion of a full year's results. As a percentage of revenue, selling, general and administrative expenses increased to 79% of revenue for 2000, from 71% for the comparable period in 1999. In order to compare results on a consistent basis, had the accounting change described above been effective January 1, 1999, selling, general and administrative expenses would have decreased as a percentage of revenue in 2000 as compared to 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA consists of earnings (losses) before income taxes plus all net interest expense, other income(expense), depreciation and amortization expense and losses from joint ventures. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, it is a widely used financial measure of the potential capacity of a company to incur and service debt. We also believe that such calculation provides relevant and useful information for evaluating performance. However, EBITDA should not be considered as an alternative to measures of operating performance as determined by generally accepted accounting principles. As it is not calculated identically by all companies, our reported EBITDA may not be comparable to similarly titled measures used by other companies. In addition, there may be significant factors or trends that EBITDA fails to capture.

For the year ended December 31, 2000 we recognized an EBITDA loss of $150.1 million compared with an EBITDA loss of $27.1 million for the year ended December 31, 1999. The increase in EBITDA loss is primarily due to the inclusion of AboveNet for a full year, as well as the impact of the accounting change described above.

DEPRECIATION AND AMORTIZATION. We recorded depreciation and amortization of $178.5 million during 2000 versus $46.0 million during 1999, an increase of $132.5 million. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of AboveNet and increased investment in our completed fiber optic network and additional property and equipment acquired.

LOSS FROM OPERATIONS. For the year ended December 31, 2000, loss from operations was $328.6 million, a

$255.5 million increase over the $73.1 million loss for the comparable period in 1999. The loss was greater due to the inclusion of AboveNet for a full year, as well as the impact of the accounting change described above.

INTEREST AND OTHER INCOME. Interest and other income was $110.7 million during 2000 compared with $32.1 million during the comparable 1999 period, an increase of $78.6 million or 245%. Interest income increased as a result of the investment of certain of the proceeds from the issuance and sale of our 10% senior notes.

INTEREST EXPENSE (NET). Interest expense increased for 2000 to $185.4 million compared with $72.4 million during the same period of 1999. The increase in interest expense reflects the issuance and sale of our 10% senior notes issued in October 1999, as well as from the convertible subordinated notes issued in March 2000.

LOSS FROM JOINT VENTURES. For the year ended December 31, 2000 we recorded a $3.9 million loss from joint ventures compared with a $1.6 million loss for the year ended December 31, 1999. The increase is attributable to the losses incurred by AboveNet's joint venture investees.

NET LOSS. We had net loss of $407.2 million for 2000, versus a net loss of $114.9 million for the comparable period of 1999. For the year ended December 31, 2000, the basic net loss per share was $0.76 versus a basic net loss per share of $0.28 for the same period in 1999. The net losses were primarily attributable to the amortization of goodwill related to the AboveNet acquisition, the results of operations of AboveNet since the date of acquisition, the increase in net interest expense related to the issuance and sale of our 10% senior notes issued in October 1999, as well as the convertible subordinated notes issued in March 2000, and the accounting change described above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES. Revenues for 1999 were $75.2 million or 107% greater than revenues of $36.4 million for 1998. The increase reflected higher revenues associated with commencement of service to an increased total number of customers, as well as revenue recognized related to sales-type leases of portions of our network for contracts entered into before June 30, 1999, and the inclusion of AboveNet's revenue for the period of September 9, 1999 through December 31, 1999. Revenue recognized in 1999 using the percentage of completion method was $40.3 million, compared to $32.8 million in 1998. If not for the impact of the accounting change described above, which became effective June 30, 1999, the increase in revenues would have been greater.

COST OF SALES. Cost of sales was $49.0 million for 1999, a 253% increase over cost of sales of $13.9 million for 1998. Cost of sales increased for 1999 due to costs related to the inclusion of AboveNet's operations since the acquisition date, costs associated with the greater number of customers, as well as higher fixed costs associated with the operation and maintenance of our networks. Costs of sales as percentages of revenue for 1999 and 1998 were 65% and 38% respectively, increasing as a result of the higher fixed costs related to the operation and maintenance of our fiber optic network, as well as the higher fixed costs related to our internet connectivity services. Cost of sales in 1999 related to the percentage of completion method was $10.7 million, compared to $11.2 million in 1998. Cost of sales was also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $51.0 million during 1999 from $14.7 million during 1998, an increase of $36.3 million, or 247%. The increase in selling, general and administrative expenses resulted primarily from increased overhead to accommodate our network expansion and the acquisition of AboveNet. As a percentage of revenue, selling, general and administrative expenses increased to 68% of revenue for 1999, from 40% for the comparable period in 1998. Selling general and administrative expenses as a percentage of revenue were also impacted as a direct result of the aforementioned accounting change, effective June 30, 1999.

SETTLEMENT AGREEMENT. We recorded $1.9 million and $3.4 million for settlement agreements in 1999 and 1998, respectively.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). For the year ended December 31, 1999 we recognized a loss before interest, taxes, depreciation and amortization of $27.1 million compared with income before interest, taxes, depreciation and amortization for the year ended December 31, 1998 of $4.1 million. The change in EBITDA is primarily due to the acquisition of AboveNet and the accounting change described above.

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

INCOME (LOSS) FROM OPERATIONS. For the year ended December 31, 1999, loss from operations was $73.1 million, a $75.7 million change over the $2.6 million of income from operations for 1998. The loss resulted from the acquisition of AboveNet and the accounting change described above.

INTEREST INCOME. Interest income was $32.1 million during 1999 compared with $8.8 million during the comparable 1998 period, an increase of $23.3 million or 265%. Interest income increased as a result of the investment of a portion of the proceeds from the issuance and sale of our 10% senior notes due in 2008 and 2009.

INTEREST EXPENSE (NET). Interest expense increased for 1999 to $72.4 million compared with $6.9 million during 1998. The increase in interest expense reflects the issuance and sale of our 10% senior notes due in 2008 and 2009, issued in November 1998 and October 1999, respectively.

INCOME (LOSS) FROM JOINT VENTURES. For the year ended December 31, 1999 we recorded a $1.6 million loss from joint ventures compared with a $146,000 loss for the year ended December 31, 1998. The increase is attributable to the losses incurred by AboveNet's joint venture investees.

NET LOSS. We had net loss of $114.9 million for 1999, versus net income of $986,000 for 1998. For the year ended December 31, 1999, the basic net loss per share was $0.28 versus a basic net income per share of $0.00 for the same period in 1998. The net losses were primarily attributable to the amortization of goodwill related to the AboveNet acquisition, the results of operations of AboveNet since the date of acquisition, the increase in net interest expense related to the issuance and sale of our 10% senior notes due in 2008 and 2009, issued in November 1998 and October 1999, respectively, and the accounting change described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our initial public offering, on October 28, 1997, of 145,728,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriter's commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% Senior Notes due 2008, which generated net proceeds of $630.0 million. Also, on October 25, 1999, we issued and sold 10% Senior Notes due 2009 which generated net proceeds of $974.2 million. On October 7, 1999, we entered into a securities purchase agreement with Verizon Communications, under which Verizon Communications purchased shares of our class A common stock and a convertible subordinated note. The agreement closed on March 6, 2000 and generated net proceeds of approximately $1.7 billion.

         Cash provided by operating activities was $53.9 million for the year ended December 31, 2000, compared with $59.7 million provided by operations 1999. For the year ended December 31, 2000 we used $1.9 billion of cash for investing activities as compared to $344.8 million for 1999. This increase was due primarily to investments in the expansion of our networks and related construction in progress. For the year ended December 31, 2000, financing activities provided $1.8 billion, primarily through the Verizon Communications investment, compared to the $986.9 million cash provided during 1999.

         On May 9, 2000, we finalized an agreement with Pacific Gateway Exchange, Inc. to purchase Pacific Gateway ownership position in two transoceanic fiber-optic consortia. One of the transactions closed in June 2000 and the other closed in August 2000. Under the terms of the sale, we paid approximately $52.0 million in net cash proceeds to PGE, primarily to reimburse it for payments to the consortia to the respective closing dates. We have assumed PGE's payment obligations to the cable consortia arising subsequent to the closing dates.

         We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional network, market our services to an expanding customer base and incur operating expenses related to the business of SiteSmith. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the expansion of our fiber optic networks and internet service exchanges to 50 major cities in the United States and in 17 international cities. Of this amount, we have incurred approximately $2.2 billion on the expansion through December 31, 2000.

         We believe that the net proceeds from the investment by Verizon Communications, the net proceeds from the senior notes, cash on hand, vendor financing, the proceeds of the senior credit facilities described below, and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and internet service exchanges, and our other working capital needs through the year ended December 31, 2001.

         The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, and entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network.

         We recently entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney, which provides for senior credit facilities in the aggregate amount of $350.0 million upon the execution and delivery of definitive documentation. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million. The commitment of Citicorp and Salomon Smith Barney, which is subject to customary conditions, will expire on May 15, 2001 if we have not entered into definitive documentation for the senior credit facilities by that date. We cannot assure you, however, that we will be able to successfully consummate the senior credit facilities.

         Borrowings under the senior credit facilities will bear interest at rates which will depend on market conditions at the time of closing. Our obligations under the senior credit facilities will be guaranteed by our existing and future subsidiaries and will be secured by all of our assets and the assets of each guarantor, to the extent permitted in the trust indentures governing our outstanding senior notes. The senior credit facilities will contain customary provisions relating to prepayments, representations and warranties, covenants and events of default. Borrowings under the senior credit facilities will be subject to customary conditions.

         We filed a universal shelf registration statement on Form S-3 which was declared effective in October 1999. Under that registration statement, approximately $490 million aggregate principal amount of securities remain eligible to be sold in primary offerings and approximately 9.1 million shares of class A common stock remain eligible to be resold in secondary offerings.
We may issue and sell shares of our class A common stock or our debt or other securities, or facilitate the sale of shares of our class A common stock by some of our existing stockholders. In addition, on February 13, 2001,we filed a universal shelf registration statement on Form S-3 to register the primary offering of up to approximately $1.0 billion of debt and equity securities. We have no plans at the present time to issue securities pursuant to such registration statements. However, if market conditions change, we could issue such securities.

         We expect to continue to experience negative cash flows for the foreseeable future. In addition, as part of our acquisition of AboveNet, we recorded approximately $1.6 billion in goodwill and other intangible assets, which we amortizing over periods up to twenty years. The excess of the cost of the SiteSmith acquisition over the fair value of net tangible assets acquired is approximately $1.0 billion and has been preliminarily allocated to goodwill and other intangible assets, which are being amortized over periods up to ten years. Accordingly, we expect to report further net operating losses for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest and currency movements on our outstanding debt, we are subject to other types of risk such as the collectibility of accounts receivable.
Our principal long term obligations are our $650 million 10% senior notes due 2008 and $985 million 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Verizon Communications in March 2000. The fair value of the long-term debt at December 31, 2000 was $2.4 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of our long term obligations by $143.3 million and a decrease in the fair value of our long term obligation by $133.7 million respectively.

         We are also subject to market risk associated with foreign currency exchange rates. We plan to continue the expansion of our foreign operations and $235.4 million of our 10% senior notes are denominated in Euros. We have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. A 10% decrease and a 10% increase in the currency rates related to our Euro dollar based 10% senior notes due 2009 would result in a decrease in the fair value of our long term obligation by $15 million and an increase in the fair value of our long term obligation by $15 million, respectively.

         We had approximately $1.4 billion in cash and cash and equivalents at December 31, 2000. To the extent our cash and cash equivalents exceed our short-term funding requirements, we may invest our excess cash and cash equivalents in longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is incorporated by reference to pages F-1 through F-31 and S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information called for by this Part III (Items 10, 11, 12 and 13) is not set forth herein because we intend to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2000 the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 11, 2001. Such information to be included in the Definitive Proxy Statement is hereby incorporated into Items 10, 11, 12 and 13 by this reference.

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

b)       Current Reports on Form 8-K

         On October 11, 2000 we filed a Form 8-K related to our entering into an Agreement and Plan of Merger among us, SiteSmith, Inc., and Acqueduct Acquisition Corp., our wholly-owned subsidiary, dated October 9, 2000.

         On February 14, 2001 we filed a Form 8-K related to the completion of our merger with SiteSmith, Inc. on February 8, 2001.

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

         3.2* Amendment to the Amended and Restated Certificate of Incorporation of Metromedia Fiber Network, Inc., dated May 8, 1999.

         3.3 Form of Amended and Restated Bylaws of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

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

         4.5 Indenture, dated as of November 17, 1999, between Metromedia Fiber Network, Inc. and The Bank of New York, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed November 24, 1999).

         4.6 Form of 10% Senior Notes due 2009 of Metromedia Fiber Network, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 24, 1999).

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

         10.3 Agreement dated as of April 30, 1997, as amended by a Modification Agreement dated as of October, 1997 by and among Metromedia Company, Stuart Subotnick, Arnold Wadler, Silvia Kessel, Stephen A. Garofalo and National Fiber Network, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.4 Conduit Occupancy Agreement by and between New York Telephone Company and National Fiber Network, Inc., dated as of May 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.5 Consulting Agreement between National Fiber Network and Realprop Capital Corporation, dated as of February 1, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.6 Letter Agreement from National Fiber Network, Inc. to Peter Sahagen, dated February 11, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.7 Trademark License Agreement by and between Metromedia Company and Metromedia Fiber Network, Inc., dated as of August 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.8 Fiber Optic Use Agreement between National Fiber Network, Inc. and NextLink New York, L.L.C., dated as of June 3, 1997 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.9 Amended and Restated Agreement for the Provision of a Fiber Optic Transmission Network, dated as of the Effective Date by and between US ONE Communications of New York, Inc. and National Fiber Network, Inc. (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33653)).

         10.10 Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink Communications, Inc., dated as of February 23, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No.000-23269)).

         10.11 Amendment No. 1 to Fiber Lease and Innerduct Use Agreement by and between Metromedia Fiber Network, Inc. and NextLink Communications, Inc., made and entered into as of March 4, 1998 (portions of this exhibit are subject to a request to the Securities and Exchange Commission for confidential treatment, and omitted material has been separately filed with the Securities and Exchange Commission) (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No. 000-23269)).

         10.12 Agreement of Lease by and between Connecticut General Life Insurance Company and Metromedia Fiber Network Services, Inc., dated as of March 9, 1998 (incorporated by reference to the Company's 1997 Annual Report on Form 10-K (File No. 000-23269)).

         10.13 Purchase Agreement, dated November 20, 1998 among Metromedia Fiber Network, Inc., Salomon Smith Barney, Inc., Chase Securities, Inc., Deutsche Bank Securities Inc. and Donaldson Lufkin & Jenrette Securities Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).

         10.14 Registration Rights Agreement, dated as of November 25, 1998 among Metromedia Fiber Network, Inc., Salomon Smith Barney, Inc., Chase Securities, Inc., Deutsche Bank Securities Inc. and Donaldson Lufkin & Jenrette Securities Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).

         10.15 Security Agreement, dated as of November 25, 1998, between Metromedia Fiber Network, Inc. and IBJ Whitehall Bank & Trust Company (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-71129)).

         10.16 Employment Agreement by and between Metromedia Fiber Network, Inc. and Gerard Benedetto, dated as of August 31, 1998 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-71129)).

         10.17* Amendment dated September 1, 2000 to Employment Agreement by and between Metromedia Fiber Network, Inc. and Gerard Benedetto.

         10.18 Employment Agreement by and between Metromedia Fiber Network, Inc. and Nicholas M. Tanzi, dated as of August 31, 1998 (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-71129)).

         10.19 Franchise Agreement between the City of New York and National Fiber Network, Inc., dated as of December 20, 1993 (incorporated by reference to the Company's 1999 Annual Report on Form 10-K (File No. 000-23269)).

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

                                   METROMEDIA FIBER NETWORK, INC.


                                   By:   /s/ STEPHEN A. GAROFALO
                                      ------------------------------------------
                                             Stephen A. Garofalo

                                   CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 30, 2001

         We, the undersigned officers and directors of Metromedia Fiber Network, Inc., hereby severally constitute Nicholas M. Tanzi and Gerard Benedetto, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Metromedia Fiber Network, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

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

                    SIGNATURES                            TITLE OR CAPACITIES                DATE
                    ----------                            -------------------                ----
  /s/ STEPHEN A. GAROFALO                           Chairman of the Board and           March 30, 2001
-----------------------------------------------     Chief Executive Officer
               Stephen A. Garofalo


  /s/ NICHOLAS M. TANZI                             President and Chief Operating       March 30, 2001
-----------------------------------------------     Officer
                Nicholas M. Tanzi


  /s/ GERARD BENEDETTO                              Senior Vice President,              March 30, 2001
-----------------------------------------------     Chief Financial Officer and
                 Gerard Benedetto                   Chief Accounting Officer


  /s/ SILVIA KESSEL                                 Executive Vice President and        March 30, 2001
-----------------------------------------------     Director
                  Silvia Kessel


  /s/ DAVID RAND                                    Chief Technology Officer and        March 30, 2001
-----------------------------------------------     Director
                   David Rand


  /s/ SHERMAN TUAN                                  Director                            March 30, 2001
-----------------------------------------------
                  Sherman Tuan



                    SIGNATURES                            TITLE OR CAPACITIES                DATE
                    ----------                            -------------------                ----
  /s/ JOHN W. KLUGE                                 Director                            March 30, 2001
-----------------------------------------------
                  John W. Kluge


  /s/ STUART SUBOTNICK                              Director                            March 30, 2001
-----------------------------------------------
                Stuart Subotnick


 /s/ DAVID ROCKEFELLER                              Director                            March 30, 2001
-----------------------------------------------
                David Rockefeller


 /s/ LEONARD WHITE                                  Director                            March 30, 2001
-----------------------------------------------
                  Leonard White


 /s/ DAVID PERSING                                  Director                            March 30, 2001
-----------------------------------------------
                  David Persing

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors......................................................    F - 2

Consolidated Balance Sheets as of December 31, 2000 and 1999........................    F - 3

Consolidated Statements of Operations for the years ended December 31, 2000,
1999 and 1998.......................................................................    F - 4

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
1999 and 1998.......................................................................    F - 5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998....................................................    F - 6

Notes to Consolidated Financial Statements..........................................    F - 9

Schedule II, Valuation and Qualifying Accounts......................................    S - 1

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Metromedia Fiber Network, Inc.

         We have audited the accompanying consolidated balance sheets of Metromedia Fiber Network, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metromedia Fiber Network, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, in 1999 the Company implemented the provisions of FASB Interpretation No. 43 "Real Estate Sales" with respect to certain leases.


                                             /s/ Ernst & Young LLP


New York, New York
March 5, 2001

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2000           1999
                                                                 -----------    -----------
                             ASSETS

Current assets:
  Cash and cash equivalents ..................................   $ 1,148,888    $ 1,262,391
  Marketable securities, current .............................       192,349           --
  Pledged securities, current portion ........................          --           31,960
  Accounts receivable, net ...................................       111,157         72,166
  Prepaid expenses and other current assets ..................        52,993         10,948
                                                                 -----------    -----------
    Total current assets .....................................     1,505,387      1,377,465
Fiber optic transmission network and related equipment, net ..     2,958,096        796,684
Property and equipment, net ..................................        43,875          9,215
Restricted cash ..............................................        61,204         82,193
Marketable securities , non-current ..........................          --           29,628
Investments in and advances to joint ventures ................        10,270         23,130
Other assets .................................................        94,749        102,573
Intangible assets, net .......................................     1,578,750      1,539,097
                                                                 -----------    -----------
    Total assets .............................................   $ 6,252,331    $ 3,959,985
                                                                 ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................   $   302,300    $    43,344
  Accrued expenses ...........................................       551,507        186,528
  Deferred revenue, current portion ..........................        43,664         12,867
  Capital lease obligations and notes payable, current portion         8,981          6,781
                                                                 -----------    -----------
    Total current liabilities ................................       906,452        249,520
Senior notes payable .........................................     1,635,400      1,660,900
Convertible subordinated notes payable .......................       975,281           --
Capital lease obligations and notes payable ..................        31,036         38,414
Deferred revenue .............................................       439,988        175,405
Other long term liabilities ..................................        18,949          1,070
Commitments and contingencies (see notes)
Stockholders' equity:
  Class A common stock, $.01 par value; 2,404,031,241
    shares authorized; 484,518,343 and 411,116,800 shares
    issued and outstanding, respectively .....................         4,845          4,111
  Class B common stock, $.01 par value; 522,254,782
    shares authorized; 67,538,544 shares issued and
    outstanding ..............................................           676            676
  Additional paid-in capital .................................     2,814,480      1,995,741
  Accumulated deficit ........................................      (564,416)      (157,175)
  Accumulated other comprehensive loss .......................       (10,360)        (8,677)
                                                                 -----------    -----------
    Total stockholders' equity ...............................     2,245,225      1,834,676
                                                                 -----------    -----------
    Total liabilities and stockholders' equity ...............   $ 6,252,331    $ 3,959,985
                                                                 ===========    ===========

                             SEE ACCOMPANYING NOTES.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   2000         1999         1998
                                                 ---------    ---------    ---------
Revenue ......................................   $ 188,152    $  75,247    $  36,436

Expenses:
  Cost of sales ..............................     189,011       49,019       13,937
  Selling, general and administrative ........     149,225       51,407       14,960
  Settlement agreements ......................        --          1,932        3,400
  Depreciation and amortization ..............     178,541       45,965        1,532
                                                 ---------    ---------    ---------
Income (loss) from operations ................    (328,625)     (73,076)       2,607

  Interest and other income ..................     110,714       32,106        8,788
  Interest expense (including financing costs)    (185,404)     (72,362)      (6,861)
  Loss from joint ventures ...................      (3,926)      (1,606)        (146)
                                                 ---------    ---------    ---------
Income (loss) before income taxes ............    (407,241)    (114,938)       4,388
  Income taxes ...............................        --           --          3,402
                                                 ---------    ---------    ---------
Net income (loss) ............................   $(407,241)   $(114,938)   $     986
                                                 =========    =========    =========

Net income (loss) per share, basic ...........   $   (0.76)   $   (0.28)   $    0.00
                                                 =========    =========    =========

Net income per share, diluted ................         N/A          N/A       $.0.00
                                                 =========    =========    =========

Weighted average number of shares
  outstanding, basic .........................     538,473      407,192      373,980
                                                 =========    =========    =========

Weighted average number of shares
  outstanding, diluted .......................         N/A          N/A      439,048
                                                 =========    =========    =========

                             SEE ACCOMPANYING NOTES.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (in 000's)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           2000           1999           1998
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss) ...................................................   $  (407,241)   $  (114,938)   $       986
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation ....................................................        92,903         21,023          1,532
    Amortization ....................................................        85,638         24,942           --
    Foreign currency loss ...........................................         7,029           --             --
    Amortization of deferred financing costs ........................         5,678          2,464           --
    Stock, stock options and warrants issued for services ...........           108            397            248
    Deferred compensation ...........................................           536           --             --
    Stock and warrants issued for settlement agreements .............          --            1,931          3,000
    Deferred taxes ..................................................          --             --            2,707
    Loss from joint ventures ........................................         3,926          1,606            146
CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable .............................................       (38,924)       (31,716)       (30,073)
    Prepaid expenses and other current assets .......................       (41,328)        (4,567)          --
    Accounts payable and accrued expenses ...........................        31,222         54,984         13,449
    Deferred revenue ................................................       293,779        110,390         30,060
    Other ...........................................................        20,615         (6,851)        (4,070)
                                                                        -----------    -----------    -----------
  Net cash provided by operating activities .........................        53,941         59,665         17,985
                                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities ...................................      (162,721)       (29,628)          --
Capital expenditures on fiber optic transmission
 network and related equipment ......................................    (1,716,695)      (409,554)      (114,849)
Deposit payments ....................................................          --             --           (4,675)
Investments in and advances to joint venture ........................         4,375         (7,674)        (4,246)
Cash paid for acquisitions, net of cash acquired ....................        (8,426)       110,197           --
Capital expenditures on property and equipment ......................       (33,083)        (8,155)        (2,305)
                                                                        -----------    -----------    -----------
 Net cash used in investing activities ..............................    (1,916,550)      (344,814)      (126,075)
                                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..............................       757,606         20,353          1,038
Proceeds from issuance of notes payable .............................       975,281           --             --
Payment of pre-acquisition debt of acquired business ................          --          (15,028)          --
Purchases and sales of pledged securities ...........................        31,960         59,936        (91,896)
Restricted cash secured by letter of credit .........................        20,989        (50,973)          --
Repayments of notes payable and capital lease obligations ...........        (5,728)        (1,544)          (579)
Proceeds from senior notes payables, net ............................          --        1,010,900        630,000
Payment of deferred financing costs .................................          --          (36,746)          --
                                                                        -----------    -----------    -----------
 Net cash provided by financing activities ..........................     1,780,108        986,898        538,563
                                                                        -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................       (31,002)        (8,677)          --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................      (113,503)       693,072        430,473
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR .........................     1,262,391        569,319        138,846
                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS-END OF YEAR ...............................   $ 1,148,888    $ 1,262,391    $   569,319
                                                                        ===========    ===========    ===========
Supplemental information:
  Interest paid .....................................................   $   206,610    $    64,941    $       219
                                                                        ===========    ===========    ===========
  Income taxes paid .................................................   $      --      $     2,771    $     3,760
                                                                        ===========    ===========    ===========
Supplemental disclosure of significant non-cash investing activities:
  Capital lease obligations .........................................   $      --      $     3,384    $    23,309
                                                                        ===========    ===========    ===========
  Accrued capital expenditures ......................................   $   661,528    $   131,726    $    82,916
                                                                        ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES.

In the year ended December 31, 2000, the Company issued shares with a total value of $59,292 in connection with acquisitions. In connection with the acquisition of all of the common stock of AboveNet in 1999, the Company issued shares of Class A common stock with a total value of $1,681,102 and options and warrants with a total value of $98,925.

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ($000'S)

                                              CLASS A               CLASS B        ADDITIONAL                   OTHER
                                            COMMON STOCK          COMMON STOCK      PAID-IN    ACCUMULATED  COMPREHENSIVE
                                          SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL      DEFICIT        LOSS        TOTAL
                                          -------     -----     ------     ---     ---------     --------      -------   ----------
Balance at December 31, 1997 ...........  299,586     2,996     67,538     676       189,091      (43,223)        --        149,540

      Issuance of options to employees .     --        --         --       --            248         --           --            248

      Issuance of warrants in
        connection with settlement
        agreement ......................     --        --         --       --          3,000         --           --          3,000

      Issuance of common stock in
        connection with the exercise
        of warrants ....................    8,634        86       --       --             75         --           --            161

      Issuance of common stock in
        connection with the exercise
        of stock options ...............    2,200        22       --       --            850         --           --            872

      Net income for the year ..........     --        --         --       --           --            986         --            986

      Income tax benefit from
      exercises of employee stock
      options ..........................     --        --         --       --          2,707         --           --          2,707
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

Balance at December 31, 1998 ...........  310,420     3,104     67,538     676       195,971      (42,237)        --        157,514

      Issuance of common stock in
        connection with the
      acquisition of Abovenet ..........   83,306       834       --       --      1,680,268         --           --      1,681,102

      Issuance of warrants in connection
        with the acquisition of
        Abovenet .......................     --        --         --       --         98,925         --           --         98,925

      Issuance of common stock in
        connection with the exercise
        of stock options ...............   14,482       144       --       --         19,730         --           --         19,874

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                                    ($000'S)

                                              CLASS A               CLASS B        ADDITIONAL                   OTHER
                                            COMMON STOCK          COMMON STOCK      PAID-IN    ACCUMULATED  COMPREHENSIVE
                                          SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL      DEFICIT        LOSS        TOTAL
                                          -------     -----     ------     ---     ---------     --------      -------   ----------
      Issuance of common stock in
        connection with the exercise
        of warrants ....................    2,874        29       --       --            450         --           --            479

      Issuance of stock in connection
      with consulting fees .............       30      --         --       --            397         --           --            397

      Comprehensive loss:
        Net loss .......................     --        --         --       --           --       (114,938)        --       (114,938)

        Foreign currency translation
           adjustment ..................     --        --         --       --           --           --         (8,677)      (8,677)
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

      Comprehensive loss ...............     --        --         --       --           --           --           --       (123,615)
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

Balance at December 31, 1999 ...........  411,112     4,111     67,538     676     1,995,741     (157,175)      (8,677)   1,834,676
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

      Issuance of common stock in
       connection with acquisitions ....    3,375        34       --       --         59,258         --           --         59,292

      Issuance of common stock in
       connection with the exercise
       of stock options ................   11,601       116       --       --         49,210         --           --         49,326

      Issuance of common stock in
       connection with the exercise
       of warrants .....................    7,263        73       --       --          1,038         --           --          1,111

      Issuance of common stock in
       connection with settlement
       agreement .......................       47      --         --       --          1,931         --           --          1,931

      Issuance of common stock in
       connection with consulting
       fees ............................        4      --         --       --            108         --           --            108

      Stock issued to Verizon
       Communications ..................   51,116       511       --       --        706,658         --           --        707,169



      Amortization of deferred
       compensation ....................     --        --         --       --            536         --           --            536

      Comprehensive loss:
      Net loss for the year ended

      December 31,2000 .................     --        --         --       --           --       (407,241)        --       (407,241)

      Foreign currency translation
       adjustment ......................     --        --         --       --           --           --         (1,683)      (1,683)
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

      Comprehensive loss ...............     --        --         --       --           --           --           --       (408,924)
                                          -------     -----     ------     ---     ---------     --------      -------   ----------

Balance at December 31, 2000 ...........  484,518     4,845     67,538     676     2,814,480     (564,416)     (10,360)   2,245,225
                                          =======     =====     ======     ===     =========     ========      =======   ==========

                             SEE ACCOMPANYING NOTES.

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metromedia Fiber Network, Inc. and its wholly owned subsidiaries, (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. Investments in joint ventures which are not majority owned, or which the Company does not control but over which it exercises significant influence, are accounted for using the equity method. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

DESCRIPTION OF BUSINESS

         The Company provides fiber optic infrastructure and high-bandwidth internet connectivity for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet"), the Company also provides "one-hop" connectivity that enables mission critical internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. PAIX.net, Inc. ("PAIX") serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value. The fair value of long-term debt is determined based on quoted market rates or the cash flows from such financial instruments discounted at the Company's estimated current interest rate to enter similar financial instruments. At December 31, 2000 the fair value of the Company's fixed rate long-term debt for the 10% senior notes due in 2008 and 2009 was approximately $556 million, and $842 million, respectively. The recorded amount of the convertible subordinated notes payable approximates fair value.

FOREIGN CURRENCY TRANSLATION

         The statutory accounts of the Company's foreign subsidiaries are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are translated into U.S. generally accepted accounting principles and U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Accounting for Foreign Currency Translation."

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currency into reporting currency are included in net income in the period of remeasurement.

CASH AND CASH EQUIVALENTS

         For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PLEDGED SECURITIES

         In connection with the sale of 10% Senior Notes due 2008 (see Note 12), a portion of the net proceeds was utilized to purchase a portfolio consisting of U.S. government securities, which matured at dates sufficient to provide for payment in full of interest on the 10% Senior Notes due 2008 through May 15, 2000. The pledged securities were stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximated the carrying value.

ACCOUNTS RECEIVABLE

         Accounts receivable includes trade receivables and costs and estimated earnings in excess of billings for those contracts where the Company previously utilized the percentage of completion method for recognizing revenue.

MARKETABLE SECURITIES

         Marketable securities primarily consist of investments in US government and corporate obligations and are classified as held-to-maturity. Accordingly, such investments are carried at cost, with unrealized gains and losses reported upon maturation of the underlying investment.

FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

         The fiber optic transmission network and related equipment are stated at cost. Costs in connection with the installation and expansion of the network are capitalized. Depreciation is computed using the straight-line method through the life of either the franchise agreement or right of way for the related network. For data centers, depreciation is computed using the straight-line method through the shorter of the life of the lease or ten years.

PROPERTY AND EQUIPMENT

         Fixed assets are stated at cost and depreciation for financial reporting purposes is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining period of the lease.

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

         Intangible assets consist principally of goodwill and are amortized over periods of 10 to 20 years. At December 31, 2000 and 1999, accumulated amortization of intangibles was $110.6 million and $24.9 million.

OTHER ASSETS

         Other assets include debt issuance costs, franchise agreements and deposits. Those costs that are amortizable, are amortized on a straight-line basis over a period ranging from ten to twenty years.

LONG-LIVED ASSETS

         The Company assesses the recoverability of its goodwill and intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at the Company's incremental borrowing rate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. The Company has identified no such impairment indicators.

INCOME TAXES

         In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. The provision for income taxes is the tax payable for the period and the change, during the period, in deferred tax assets and liabilities.

RECAPITALIZATIONS

         The Company completed two-for-one stock splits of the Company's class A and class B common stock in the form of a 100 percent stock dividend effective on August 28, 1998, December 22, 1998, May 19, 1999 and April 17, 2000. The
accompanying financial statements give retroactive effect to the stock splits.

         On May 6, 1999, the total authorized number of shares of stock of the Company was increased to approximately 2.9 billion shares, par value $0.01 per share, of which 20 million shares were designated as preferred stock, 2.4 billion shares were designated class A common stock and 522 million shares were designated class B common stock.

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Most of the Company's contracts for the provision of dark fiber are accounted as operating leases under which it recognizes recurring monthly revenues. For certain other contracts the Company recognizes revenue under the percentage of completion method for the provision of dark fiber. Effective June 30, 1999, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber cables in the ground as integral equipment as defined in FIN 43. Accounting for dark fiber leases as defined by FIN 43 does not change any of the economics of the contracts. It requires the Company, however, to recognize the revenue from certain leases as operating leases over the term of the contract as opposed to the prior method of recognizing revenue during the period over which the Company delivers the fiber. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the earlier years of the contract and spreads it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

         By way of example, if the Company entered into an agreement for a 25-year lease for dark fiber with a customer who pays $100.0 million in cash when the contract is signed, and the contract provided for delivery of the fiber over a five year period, the Company previously recorded revenues of $20.0 million over the five years during which the Company delivered the dark fiber. By contrast, the real estate accounting rules of FIN 43 would require recognition of revenue of $4.0 million per year over the 25 year term of the contract, even though the Company would receive a cash payment of $100.0 million when the contract is signed.

         The Company implemented FIN 43 real estate accounting for certain of its leases entered into after June 30, 1999, and has not restated any amounts for contracts executed prior to such date. Although there was no change to the economics of the contracts or the timing of the cash to be received by the Company, the impact of the change in accounting resulted in the Company recording substantially less revenue after July 1, 1999 than would have been recorded if this change had not been imposed. Revenue recognized for the years ended December 31, 2000, 1999 and 1998 related to the percentage of completion method was $325,000, $40.3 million and $32.8 million, respectively. The related cost of sales recorded was $48,000, $10.7 million and $11.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. In the future, similar revenues will be recognized over the term of the related contracts, typically 20 years.

         The Company has adopted Staff Accounting Bulletin ("SAB") No. 101 as amended. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations.

NOTE 1: BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options.

EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common stock equivalents computed in accordance with the treasury stock method.


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

COMPREHENSIVE LOSS

         SFAS No. 130 Reporting Comprehensive Income (Loss) establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The comprehensive income (loss) for the years ending December 31, 2000, 1999 and 1998 was approximately ($408.9 million), ($123.6 million), and $1.0 million, respectively.

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

         As of and for the years ended December 31, 2000 and 1999, in excess of 90% of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The adoption of

SFAS No. 133 will not have an impact on the Company's results of operations, financial position or cash flows.

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

         In June 2000, the Company purchased an additional 37.5% interest in its 50% owned joint venture in Germany, AboveNet Germany GMBH, for approximately $1.4 million. In October, 2000, the remaining 12.5% was purchased for approximately $500,000.

         On May 9, 2000 the Company finalized an agreement with Pacific Gateway Exchange, Inc. ("PGE") to purchase PGE's ownership position in the cable consortia that owns and operates the TAT-14 and Japan-U.S. Cable Networks, and two of PGE's subsidiaries. The Japan-U.S. transaction closed in June 2000 and the TAT -14 transaction closed in August 2000. Under the terms of the sale, the Company has paid approximately $52 million in net cash proceeds to PGE, primarily to reimburse it for payments made by PGE to the consortia. MFN has assumed PGE's payment obligations to the cable consortia, arising after the respective closing dates. The acquisition of a related Japanese subsidiary and a related U.S subsidiary has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired of approximately $1.6 million has been recorded as goodwill.

         In February 2000, the Company purchased the remaining 60% of its 40% owned joint venture in the United Kingdom, AboveNet UK Limited, for shares of the Company's stock with a market value of $10 million. The excess of purchase price over the fair values of net assets acquired was approximately $10.4 million and has been recorded as goodwill.

         On January 19, 2000, the Company completed the acquisition of MIBH Inc., a network outsourcing provider offering full-service management of business Internet connectivity solutions for approximately $52.3 million in cash and stock. The excess of purchase price over the fair values of net assets acquired was approximately $51.8 million and has been recorded as goodwill.

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

         On March 11, 1999, the Company acquired all the outstanding common stock of Communication Systems Development, Inc. ("CSD") for $25 million in cash. CSD has its primary operations in Dallas, Texas and is engaged in the engineering and construction of fiber optic networks. The excess of the purchase price over the fair values of the net assets acquired was approximately $11.2 million and has been recorded as goodwill, which is being amortized on a straight - line basis over 20 years. During 2000, CSD was merged into Metromedia Fiber Network Services, Inc.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the above acquisitions as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts.


                                                            DECEMBER 31,
                                                    ---------------------------
                                                      1999              1998
                                                    ---------          --------
Revenue                                             $  96,487          $ 46,588
Net Income/(Loss)                                   $(198,853)         $(89,306)
Income/(Loss) per share, basic                      $   (0.49)         $  (0.20)

         For the year ended December 31, 2000, pro forma results of operations have not been presented because the effects of the 2000 acquisitions were not significant.

NOTE 3: ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (in 000's):

                                                             DECEMBER 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------        --------
Trade accounts receivable                             $  45,318        $ 20,455
Costs and earnings in excess of billings                 22,746          47,442
Joint Build and other                                    50,229           4,719
Allowance for doubtful accounts                          (7,136)           (450)
                                                      ---------        --------
                                                      $ 111,157        $ 72,166
                                                      =========        ========

         At December 31, 2000, two customers accounted for 20% and 17%, respectively, of the Company's combined accounts receivable. At December 31, 1999, two customers accounted for 29% and 25%, respectively, of the Company's combined accounts receivable.

NOTE 4: FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

         Fiber optic transmission network and related equipment consists of the following (in 000's):

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------        ---------
Fiber optic network, net                           $ 1,062,982        $ 320,293
Data centers                                           337,146          112,148
Telecommunication equipment and other                  206,051           35,331
Construction in progress                             1,464,190          356,404
                                                   -----------        ---------
  Total network                                      3,070,369          824,176
Less: accumulated depreciation                        (112,273)         (27,492)
                                                   -----------        ---------
                                                   $ 2,958,096        $ 796,684
                                                   ===========        =========

         Construction in progress includes amounts incurred in the Company's expansion of its network. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs, costs to construct data centers and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build. During 2000 and 1999, $43.4 million and $9.4 million of interest expense was capitalized, respectively.

NOTE 5: PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Leasehold improvements                                   $  3,716      $  1,025
Furniture, equipment and software                          48,768        10,490
                                                         --------      --------
                                                           52,484        11,515
Less: accumulated depreciation and amortization            (8,609)       (2,300)
                                                         --------      --------
                                                         $ 43,875      $  9,215
                                                         ========      ========

NOTE 6: INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         The Company records its investments in other companies and joint ventures which are less than majority- owned, or which the Company does not control, but in which it exercises significant influence, under the equity method of accounting.

         At December 31, 2000 and 1999, the Company's unconsolidated investments in joint ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows:

                                                                      OWNERSHIP
                                         2000           1999             %
                                        -------        -------        --------
Abovenet France                         $   248        $    168          50%
Abovenet Austria                           --               375          (1)
Abovenet UK Limited                        --             2,397          (2)
Abovenet Japan                            2,285           3,988          40%
Abovenet Germany                           --            10,670          (3)
Abovenet Taiwan                           1,579            --            50%
ION                                       6,150           5,524          50%
Other                                         8               8          --
                                        -------        --------
                                        $10,270        $ 23,130
                                        =======        ========

(1) In September 2000, the Company purchased the remaining 50% interest of AboveNet Austria.

(2) In February 2000, the Company purchased the remaining 60% of its 40% owned joint venture - AboveNet UK Limited.

(3) In June 2000, the Company purchased an additional 37.5% interest in its 50% owned joint venture - AboveNet Germany GMBH.

NOTE 7: INVESTMENT IN FIBERNET

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

NOTE 8: ACCRUED EXPENSES

Accrued expenses at December 31, 2000 and 1999 consist of the following (in thousands):

                                                                     2000         1999
                                                                   --------     --------
Accrued salaries and wages                                         $ 12,685     $  4,933
Accrued taxes                                                         1,360       13,529
Accrued interest                                                     31,058       20,600
Accrued telecommunications costs related to internet backbone        52,194           --
Accrued capital expenditures - network                              431,998      131,726
Other                                                                22,212       15,740
                                                                   --------     --------
                                                                   $551,507     $186,528
                                                                   ========     ========

NOTE 9: RELATED PARTY TRANSACTIONS

         The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31 of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2000 and 1999 management fee under the agreement was $1.0 million. The 1998 management fee under the agreement was $500,000. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

         At December 31, 2000, the Company has a note receivable from an officer for approximately $980,000, which is recorded in other receivables in the accompanying balance sheet.

NOTE 10: SETTLEMENT AGREEMENTS

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

NOTE 11: NOTES PAYABLE

         On March 6, 2000, the Company issued $975.3 million of 6.15% convertible subordinated notes due March 15, 2010, to Verizon Communications ("Verizon"). The notes are convertible into shares of class A common stock at a conversion price of $17.00 per share. Interest on the notes is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2000. Upon the occurrence of a change of control, each holder of convertible subordinated notes will have the right to require the Company to purchase all or any part of that holder's convertible subordinated notes at a price equal to 100% of the outstanding principal amount. The payment of all amounts due on the convertible subordinated notes is subordinated to the prior payment of the senior notes.

         On October 25, 1999, the Company issued and sold approximately Euros 250 million and $750 million of 10% senior notes due December 15, 2009. The net proceeds of the 10% senior notes were approximately $950.0 million, after deducting offering costs, which are included in other long-term assets. Interest on the 10% senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2000. The 10% senior notes due 2009 are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 2004, at specified redemption prices. In addition, prior to December 15, 2002, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10% senior notes at specified redemption prices.

         On November 25, 1998, the Company issued and sold $650.0 million of 10% senior notes due November 15, 2008. The net proceeds of the 10% senior notes were approximately $630.0 million, after deducting offering costs, which are included in other long-term assets. Interest on the 10% senior notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 1999. Approximately $91.5 million of the net proceeds was utilized to purchase certain pledged securities the proceeds of which, together with interest earned on such securities, was used to satisfy the Company's semi-annual interest obligations through May 15, 2000. The 10% senior notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after November 15, 2003, at specified redemption prices. In addition, prior to November 15, 2001, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10% senior notes at specified redemption prices.

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

         At December 31, 2000, AboveNet had $13.2 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. Borrowings outstanding under the Credit Facility are payable in 42 monthly installments, bear interest at rates ranging from 13.3% to 15.1% and are collateralized by the equipment and leasehold improvements purchased with the proceeds of the borrowing. Additionally, in connection with the acquisition, the Company issued a letter of credit, secured by the Company's restricted cash in the amount of $25.0 million, to further secure the Credit Facility. Subsequent to December 31, 2000, the Company paid the balance outstanding under the credit facility.

NOTE 12: EQUITY TRANSACTIONS

COMMON STOCK

         In September 1999, in connection with the AboveNet acquisition, the Company issued 83,305,350 shares of class A common stock in exchange for the outstanding shares of AboveNet's common stock at an exchange ratio of 2.35 shares of class A common stock per share of AboveNet common stock.

         On October 7, 1999, the Company entered into a securities purchase agreement with Verizon, under which Verizon purchased up to approximately 51.1 million newly issued shares of its class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of its class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming conversion of the convertible subordinated note, this investment would represent 19.7% of the Company's outstanding shares.

STOCK WARRANTS

         From 1995 through 1997 the Company issued warrants to purchase 14,789,240 shares of common stock at prices ranging from $0.30 to $0.50. Such warrants were issued in connection with previously issued notes. As of December 31, 2000 all of such warrants were exercised.

         In September 1999, in connection with the AboveNet acquisition the Company issued 893,166 common stock warrants in exchange for the outstanding warrants in AboveNet's common stock as of the date of the acquisition. As of December 31, 2000, 239,596 of such warrants are outstanding.

         As of December 31, 2000, in the aggregate, the Company had reserved approximately 2,239,074 shares of its class A common stock for exercise of outstanding warrants.

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

         On May 18, 1998, the Stockholders of the Company approved the Metromedia Fiber Network, Inc. 1998 Incentive Stock Plan ("1998 Option Plan"). The 1998 Option Plan was authorized to award up to 40,000,000 options to acquire Class A common stock of the Company to directors, officers and employees of the Company and others who are deemed to provide substantial and important services to the Company. On March 13, 2000 the board of directors amended the1998 Plan to increase the number of shares available for the grant of options under the plan from 40,000,000 to 60,000,000 options. In 1998 options to purchase 13,836,000 shares of the Company's Class A common stock were granted at exercise prices ranging from $1.82 to $6.63 per share, the market prices at the dates of grant. In 1999 options to purchase 12,210,900 shares of the Company's Class A common stock were issued at exercise prices ranging from $8.52 to $21.97 the market prices at the dates of grant. In 2000 options to purchase 26,653,296 shares of the Company's Class A common stock issued at exercise prices ranging from $9.66 to $49.75 the market prices at the date of the grant.

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

         The following table summarizes the stock option transactions for the three years ended December 31, 2000:

                                                  NUMBER OF
                                                   OPTIONS       EXERCISE PRICES
                                                  ----------     ---------------
Balance outstanding at December 31, 1997          59,323,776     $0.12 to $ 2.00
  Granted                                         20,636,000      0.97 to   6.63
  Excercised                                       2,200,096      0.12 to   1.87
  Cancelled                                        2,270,000      1.00 to   2.15
                                                  ----------
Balance outstanding at December 31, 1998          75,489,680      0.12 to   6.63
  Transfer of AboveNet options in acquisition     10,885,222      0.01 to  31.97
  Granted                                         12,210,900      8.52 to  21.97
  Excercised                                      14,469,152      0.01 to  18.10
  Cancelled                                          957,656      0.01 to  27.85
                                                  ----------
Balance outstanding at December 31, 1999          83,158,994      0.01 to  29.63
  Granted                                         26,653,296      9.66 to  49.75
  Excercised                                      11,601,008      0.01 to  29.63
  Cancelled                                        5,759,227      1.00 to  49.75
                                                  ----------
Balance outstanding at December 31, 2000          92,452,055     $0.01 to $49.75
                                                  ==========

         The following table summarizes information about stock option outstanding at December 31, 2000:

                                           Options Granted                 Options Exercisable
                                  ----------------------------------       -------------------
                                                Weighted     Weighted                  Weighted
                Ranges of                        Average     Average                    Average
                Exercise            Number      Remaining    Exercise        Number    Exercise
                 Prices           Outstanding  Life (Years)   Price        Exercisable   Price
            ----------------      ----------------------------------       -------------------
            $ 0.01 to $ 4.97      54,908,708        6.2       $ 0.66       45,614,708   $ 0.39
              4.95 to   9.95       2,173,810        6.0         6.94          958,810     6.78
              9.96 to  14.92       9,377,074        9.0        12.61        1,789,006    12.99
             14.93 to  19.90       5,347,095        8.5        17.92        1,883,586    17.40
             19.91 to  24.87       1,056,979        9.2        22.51          116,986    21.98
             24.88 to  29.85      11,982,542        8.9        27.90        2,052,432    28.51
             29.86 to  34.82       2,285,830        9.2        32.71            2,350    31.97
             34.83 to  39.80       3,310,424        9.2        37.63            1,809    36.75
             39.81 to  44.77       1,792,093        9.1        41.11            4,634    39.94
             44.78 to  49.75         217,500        8.6        48.59             --       --
                                  ----------------------------------       -------------------
                                  92,452,055        7.3       $ 9.81       52,424,321   $ 2.71
                                  ==================================       ===================

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


                                                  DECEMBER 31,
                                   -------------------------------------------
                                      2000            1999           1998
                                   ------------   -------------  -------------

Risk-free interest yield            4.95-5.14%      4.57-6.46%    5.53-6.56%
Volatility factor                      1.145          0.867          0.499
Dividend yield                         -----          -----          -----
Average life                          5 years        5 years        5 years



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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows (000's):



                                                            DECEMBER 31,
                                           -----------------------------------------
                                              2000           1999           1998
                                           ------------   ------------   -----------

Pro forma net loss applicable to            $ (604,501)    $ (131,810)     $ (864)
   common stock

Pro forma net loss per share                   $ (1.12)       $ (0.32)    $ (0.01)
   applicable to common stock, basic




         The weighted average fair value of options granted was $23.28, $10.35 and $1.21 for the years ended December 31, 2000, 1999, and 1998, respectively.


NOTE 13:  SIGNIFICANT CUSTOMERS

         During 2000 there were no customers accounting for greater than 10% of the company's total revenue. During 1999, three customers accounted for 25%, 12% and 10%, respectively of the Company's total revenue. During 1998, three customers accounted for 40%, 35% and 12%, respectively of the Company's total revenue.

NOTE 14:  INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                           2000         1999        1998
                                           ----         ----        ----
CURRENT
-------
Federal                                   $     -      $     -     $ 4,513
State and local                                 -            -       2,720
                                         ---------    ---------    --------
                                                -            -       7,233
                                         ---------    ---------    --------
DEFERRED
--------
Federal                                         -            -      (2,375)
State and local                                 -            -      (1,456)
                                         ---------    ---------    --------
                                                -            -      (3,831)
                                         ---------    ---------    --------
                                         ---------    ---------    --------
                                          $     -      $     -     $ 3,402
                                         =========    =========    ========



         Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items for the years ended December 31, 2000, 1999 and 1998 (in thousands):



                                                             2000           1999         1998
                                                             ----           ----         ----
U.S. statutory rate applied to pre-tax income
      (loss)                                             $ (142,534)    $ (39,552)    $ 1,492
State and local taxes, net of federal tax benefit                 -            -          834
Non deductible expenses, principally
    amortization of intangibles                              28,572        8,735        1,118
Valuation allowance                                         100,094       30,726            -
Others, net                                                  13,868           91          (42)
                                                        ------------    ---------     --------
                                                         $        -     $      -      $ 3,402
                                                        ============    =========     ========



Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                       2000                1999
                                                       ----                ----
    DEFERRED TAX ASSETS
        Net operating loss                           $ 298,188           $ 101,784
        Deferred revenue                                63,904             49,759
        Employee benefits                                8,175              8,371
        Cost of sales of IRUs and sales type leases      3,517             20,081
        Capitalized interest                            24,465              4,992
        Others                                           9,045              4,297
                                                    -----------          ---------
                                                     $ 407,294           $ 189,284
        Valuation allowance                           (401,880)          (156,033)
                                                    -----------          ---------
                                                         5,414             33,251
    DEFERRED TAX (LIABILITIES)
        Capitalized leases                                (249)           (30,162)
        Depreciation and amortization                   (1,295)               924
        Other                                           (3,870)            (4,013)
                                                    -----------          ---------
                                                        (5,414)           (33,251)
                                                    -----------          ---------
                                                    -----------          ---------
        Net deferred asset                           $       -           $      -
                                                    ===========          =========



         The deferred tax asset has been fully offset by a valuation allowance since it is not certain that future taxable income will be realized in the carryforward period to realize such tax benefit. The valuation allowance was increased by $245,847 and $137,724 during the year ended December 31, 2000 and 1999 respectively.

         At December 31, 2000, the Company has a net operating loss carryforward of approximately $663 million which is set to expire beginning in 2019.

NOTE 15:  401(K) PLAN

         The Company has a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the Plan at the beginning of the quarter following three months of service. Eligible employees may contribute up to 15% of their annual compensation. The Company matches 50% of the employees first 6% of contributions. The Company contributed $778,000, $293,000 and $78,000 for the years ending December 31, 2000, 1999 and 1998, respectively, as these matching contributions. The Company bore the nominal administrative cost of the Plan since inception.

         AboveNet had a 401(k) Plan (the "AboveNet Plan") which permitted employees to make contributions to the AboveNet Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees were eligible to participate at the beginning of the quarter following three months of service. Eligible employees could contribute up to 15% of their annual compensation. The Company matched 50% of the employees first 6% of contributions. The Company contributed $195,000 for the period from the acquisition date through December 31, 1999, as these matching contributions. The Company bore the nominal administrative cost of the AboveNet Plan since the acquisition date. During 2000, the AboveNet plan was frozen, and AboveNet employees were enrolled in the Plan. The AboveNet Plan was then rolled into the Plan.

NOTE 16: RECONCILIATION OF EARNINGS PER SHARE (IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                          2000          1999         1998
                                                       ----------   -----------  -----------
Net income (loss)                                     $ (407,241)  $ (114,938)       $ 986
                                                      ==========   ===========  ===========
Shares
Weighted average number of
  common shares outstanding-basic                       538,473       407,192      373,980
                                                      ==========   ===========  ===========

Net income (loss) per common share-basic                $ (0.76)      $ (0.28)      $ 0.00
                                                      ==========   ===========  ===========

Weighted average number of
  common shares outstanding-basic                       538,473       407,192      373,980
Assuming conversion of warrants
  and options outstanding                                     -             -       65,068

Weighted average number of                            ----------   -----------  -----------
  common shares outstanding - diluted                   538,473       407,192      439,048
                                                      ==========   ===========  ===========

Net income (loss) per common share - diluted             N/A           N/A          $ 0.00
                                                      ==========   ===========  ===========




NOTE 17:  COMMITMENTS AND CONTINGENCIES


NETWORK CONSTRUCTION PROJECTS

         The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $733.0 million as of December 31, 2000.


LETTER OF CREDIT

                  In February 1999, the Company issued an irrevocable standby letter of credit in the amount of $64.0 million in connection with signing an agreement with Viatel, Inc. and Carrier 1 Holdings, Ltd. to jointly build a national fiber optic telecommunications network in Germany. During the first quarter of 2000, the letter of credit amount was increased by $12.5 million.


FRANCHISE, LICENSE, RIGHT-OF WAY AGREEMENTS AND OPERATING AND CAPITAL LEASES

         The Company has entered into various franchise and license agreements with municipalities and utility-related companies to, in most instances, install, operate, repair, maintain and replace cable, wire, fiber or other transmission media and the related equipment and facilities. The terms for these agreements vary in length, with various renewal and termination provisions. The Company charges the portions of these agreements incurred to construction-in-progress until the related portion of the network is completed. The fees charged to operations in connection with these agreements were approximately $14,542,400, $8,478,000 and $1,673,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the company leases office and operation facilities and various equipment, which expire at various times through December 31, 2000. Rent expense charged to operations was approximately $53,865,000, $4,920,000 and $958,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company has entered into capital lease agreements for certain network assets and for certain rights-of-ways. Total assets acquired under capital leases were approximately $26,842,000 at December 31, 2000. The capital leases are held as construction-in-progress until the related portion of the network is completed.

         Approximate minimum payments under the aforementioned agreements are (in thousands):

                                    Franchise,
                                    License and
                                    Right-of-way      Capital        Operating
                                    Agreements        Leases         Leases
-------------------------------------------------------------------------------
For the year ended December 31,
2001                                  $ 7,262        $ 2,827        $ 61,664
2002                                    7,563          2,307          65,413
2003                                    7,796          1,991          65,960
2004                                    7,362          2,060          64,578
2005                                    7,268          2,133          65,273
Thereafter                             41,930         44,011         718,113
                                    ----------      ---------       ---------
Total minimum lease payments         $ 79,181         55,329     $ 1,041,001
                                    ==========                      =========
Less amounts representing                             29,914
   interest                                         ---------
Present value of future                               25,415
  minimum lease payments
Less amounts due in one year                             935
                                                    ---------
                                                    $ 24,480
                                                    =========



LITIGATION

         On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of the Company's common stock which the Company cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believes to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned Contardi v. Sahagen et al. 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of the Company's stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

         In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860,627,590.99, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On April 7, 2000 the Company filed a motion to dismiss the complaint.

         The Company intends to vigorously defend both the Goldsmith Litigation and the Contardi Litigation (if plaintiff pursues the action) actions because the Company believes that it acted appropriately in connection with the matters at issue in these two cases. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations. If the Company is unsuccessful in defending against these allegations, an award of the magnitude being sought in the Contardi Litigation and the Goldsmith Litigation would have a material adverse effect on its financial condition or results of operations.

         MFN is responding to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of its subcontractors causing damage to underground utility facilities. MFN believes that it has complied with all Georgia utility laws, has prescribed underground excavation procedures for its subcontractors that are among the most thorough and safety-conscious in the industry and has an excellent safety record in dealing with subcontractors. As a result, MFN plans to vigorously contest the action. Notwithstanding such defenses, MFN may be subject to revocation of its Certificate of Public Convenience and Necessity for the State of Georgia, the imposition of fines or other sanctions as a result of the GPSC's action.

         MFN is a respondent in a proceeding before the CA Public Utilities Commission, "CPUC". The issue before the CPUC is whether MFN improperly engaged in certain construction actions under the authority of its initial Certificate of Public Convenience and Necessity, "CPCN". MFN believes that it did not act improperly and is vigorously asserting its defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against MFN's CPCN.

         In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually or in the aggregate, including the Contardi litigation and the Goldsmith litigation, will seriously harm its financial condition or results of operations, although it can make no assurances in this regard.

NOTE 18:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected financial information for the quarterly periods in 1999 and 1998 is presented below (in thousands, except per share amounts):

                                              FIRST QUARTER OF      SECOND QUARTER OF
                                             --------------------    ---------------------
                                               2000        1999        2000       1999
                                             ---------    -------    --------   ----------
Revenues                                     $31,921     $18,379    $43,315     $20,294
Operating income (loss)                      (63,804)     2,853      (71,846)     2,157
Net income (loss)                            (85,160)     (5,814)    (92,012)    (6,464)

Loss per common share - Basic                $ (0.16)     $(0.02)    $(0.17)    $ (0.02)




                                               THIRD QUARTER OF        FOURTH QUARTER OF
                                             ---------------------   --------------------
                                              2000        1999        2000        1999
                                             --------   ----------   --------   ---------
Revenues                                     $51,882    $10,723      $61,034    $25,851

Operating loss                               (84,547)   (23,041)     (108,428  )(55,045)

Net loss                                     (95,315)   (32,012)     (134,754  )(70,648)

Income (loss) per common share - Basic        $(0.17)    $(0.08)      $(0.24)    $(0.16)





NOTE 19:  SUBSEQUENT EVENT

ACQUISITION OF SITESMITH, INC.

         On February 8, 2001, the Company completed its merger with SiteSmith, Inc. ("SiteSmith") pursuant to an agreement and Plan of Merger, dated as of October 9, 2000. The Company acquired all of the outstanding shares of SiteSmith for a total purchase price, paid in Company class A common stock, of approximately $1.1 billion. The holders of SiteSmith common stock, stock options and warrants received 1.3404 shares of the Company's class A common stock, stock options and warrants, respectively.

         SiteSmith is a provider of comprehensive, internet infrastructure management services. Its services are designed to maximize the performance, reliability and security of large-scale, complex internet sites. SiteSmith designs and architects the infrastructure for its customers' internet operations, installs the necessary hardware and software, recommends and establishes network connectivity, and performs ongoing monitoring and security services. By relying on SiteSmith to manage their internet operations, businesses can focus on their core competencies.

         SiteSmith offers its customers an outsourced internet infrastructure management solution. SiteSmith's offerings consist of core services and premium services. SiteSmith's core services include establishing and maintaining the infrastructure for its customers' internet operations. SiteSmith's premium services currently include automated monitoring, security and network redundancy.

         The Company has recorded the acquisition using the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.0 billion and has preliminarily allocated to goodwill pending final determination of certain intangible assets.

OTHER

         The Company has recently entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney which provides for senior credit facilities in the aggregate amount of $350.0 million. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million. The commitment of Citicorp and Salomon Smith Barney, which is subject to customary conditions, will expire on May 15, 2001 if the Company has not entered into definitive documentation for the senior credit facilities by then.

         Borrowings under the senior credit facilities will bear interest at rates which will depend on market conditions at the time of closing. The Company's obligations under the senior credit facilities will be guaranteed by its existing and future subsidiaries and will be secured by all of its assets and assets of each guarantor, to the extent permitted in the trust indenture governing the Company's outstanding notes. The senior credit facilities will contain customary provisions relating to prepayments, representations and warranties, covenants and events of default. Borrowings under the senior credit facilities will be subject to customary conditions.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS




                               Balance at        Additions                              Balance at
                              Beginning of     Charged to Costs                           End of
DESCRIPTION                       Year          and Expenses        Adjustments            Year
-----------                ----------------------------------- ---------------------- ---------------

Reserves deducted
   from assets to
   which they apply:

TRADE RECEIVABLES
-----------------
1998                            $       -         $         -          $       -         $         -

1999                            $       -         $         -          $ 450,000         $   450,000

2000                            $ 450,000         $ 6,686,000          $       -         $ 7,136,000

OTHER CURRENT ASSETS
--------------------
1998                            $ 337,500         $         -         $        -         $   337,500

1999                            $ 337,500         $         -         $ (126,562)        $   210,938

2000                            $ 210,938         $    -              $ (168,750)           $ 42,188
