Form 10-Q
period 2001-03-31
METROMEDIA FIBER NETWORK INC
filed 2001-05-15
CIK 1043533

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

                       For the period ended March 31, 2001

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

                   c/o Metromedia Fiber Network Services, Inc.
                               360 Hamilton Avenue
                             White Plains, NY 10601
                -------------------------------------------------
               (Address of principal executive office) (Zip code)

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

The number of shares outstanding of the registrant's common stock as of May 7, 2001 was:

                 Class         Number of Shares
                 -----         ----------------
                   A            540,380,442
                   B             67,538,544


================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS



    ITEM NO.      DESCRIPTION                                                                                PAGE

                         PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Statements of Operations for the Three Month Periods
                  Ended March 31, 2001 and 2000..............................................                  1

                  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.....                  2

                  Consolidated Statements of Cash Flows for the Three Month Periods Ended
                  March 31, 2001 and 2000....................................................                  3

                  Notes to Consolidated Financial Statements.................................                  4

    Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................                 12

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk.................                 17

                           PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings..........................................................                 18

    Item 2.       Changes in Securities and Use of Proceeds..................................                 19

    Item 3.       Defaults Upon Senior Securities............................................                 19

    Item 4.       Submission of Matters to a Vote of Security Holders........................                 19

    Item 5.       Other Information..........................................................                 19

    Item 6.       Exhibits and Reports on Form 8-K...........................................                 19

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    ------------------------
                                                                                      2001            2000
                                                                                    ---------      ---------
                 Revenue ......................................................     $  76,976      $  31,921

                 Expenses:
                  Cost of sales (excluding non-cash compensation of $3,345)....        65,152         35,576
                  Selling, general and administrative,
                       (excluding non-cash compensation of $9,664).............        62,181         27,660
                  Non-cash compensation .......................................        13,009             --
                  Depreciation and amortization ...............................        71,433         32,489
                                                                                    ---------      ---------
                 Loss from operations .........................................      (134,799)       (63,804)
                 Other income (expenses):
                  Interest and other income ...................................        27,761         25,057
                  Interest expense ............................................       (41,141)       (45,180)
                  Loss from joint ventures ....................................          (154)        (1,233)
                                                                                    ---------      ---------
                 Net loss .....................................................      (148,333)       (85,160)
                                                                                    =========      =========

                 Net loss per share, basic ....................................     $   (0.26)     $   (0.16)
                                                                                    =========      =========

                 Net loss per share, diluted ..................................        N/A            N/A
                                                                                    =========      =========

                 Weighted average number of shares
                  outstanding, basic ..........................................       572,361        533,410
                                                                                    =========      =========

                 Weighted average number of shares
                  outstanding, diluted ........................................        N/A            N/A
                                                                                    =========      =========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         2001              2000
                                                                                                      -----------      -----------
                                                                                                      (UNAUDITED)
                              ASSETS
Current assets:
    Cash and cash equivalents ...................................................................     $   453,347      $ 1,148,888
    Marketable securities .......................................................................         100,944          192,349
    Accounts receivable .........................................................................         116,293          111,157
    Prepaid expenses and other current assets ...................................................          47,926           52,993
                                                                                                      -----------      -----------
         Total current assets ...................................................................         718,510        1,505,387
Fiber optic transmission network and related equipment, net .....................................       3,416,867        2,958,096
Property and equipment, net .....................................................................          75,840           43,875
Restricted cash .................................................................................          46,321           61,204
Investment in/advances to joint ventures ........................................................           7,400           10,270
Other assets ....................................................................................          99,594           94,749
Intangibles, net ................................................................................       2,592,177        1,578,750
                                                                                                      -----------      -----------
         Total assets ...........................................................................     $ 6,956,709      $ 6,252,331
                                                                                                      ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................................................     $   249,661      $   302,300
    Accrued expenses ............................................................................         457,703          551,507
    Deferred revenue, current portion ...........................................................          41,508           43,664
    Capital lease obligations and notes payable, current portion ................................           4,118            8,981
                                                                                                      -----------      -----------
         Total current liabilities ..............................................................         752,990          906,452
Senior notes payable ............................................................................       1,619,675        1,635,400
Convertible subordinated notes payable ..........................................................         975,281          975,281
Capital lease obligations and notes payable .....................................................          29,259           31,036
Deferred revenue ................................................................................         448,920          439,988
Other long term liabilities .....................................................................          21,214           18,949

Commitments and contingencies (see notes)

Stockholders' equity:
    Class A common stock, $.01 par value; 2,404,031,240
       shares authorized; 538,541,430 and 484,518,343
       shares issued and outstanding, respectively ..............................................           5,385            4,845
    Class B common stock, $.01 par value; 522,254,782
       shares authorized; 67,538,544 shares
       issued and outstanding ...................................................................             676              676
Additional paid-in capital ......................................................................       4,176,282        2,814,480
Unearned stock-based compensation ...............................................................        (320,065)              --
Accumulated deficit .............................................................................        (712,749)        (564,416)
Cumulative comprehensive loss ...................................................................         (40,159)         (10,360)
                                                                                                      -----------      -----------
         Total stockholders' equity .............................................................       3,109,370        2,245,225
                                                                                                      -----------      -----------
         Total liabilities and stockholders' equity .............................................     $ 6,956,709      $ 6,252,331
                                                                                                      ===========      ===========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss ...................................................................     $  (148,333)     $   (85,160)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
         Depreciation ......................................................          34,784           12,514
         Amortization ......................................................          36,649           19,975
         Foreign currency gain .............................................         (15,708)              --
         Amortization of deferred financing costs ..........................           1,587            1,420
         Stocks, options and warrants issued for services ..................             166               --
         Non-cash compensation .............................................          13,009               --
         Loss from joint ventures ..........................................             154            1,233
CHANGE IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable ...............................................           4,630          (11,521)
         Accounts payable and accrued expenses .............................          56,048           53,431
         Deferred revenue ..................................................           6,776           16,986
         Other .............................................................          25,858              515
                                                                                 -----------      -----------
    Net cash provided by operating activities ..............................          15,620            9,393
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and purchases of marketable securities ...............................          91,405          (90,011)
Capital expenditures on fiber optic transmission
    network and related equipment ..........................................        (710,983)        (342,332)
Investment in/advances to joint ventures ...................................             459          (15,432)
Capital expenditures on property and equipment .............................         (17,616)          (7,370)
Business acquisitions (net of cash acquired)  ..............................         (34,882)             515
                                                                                 -----------      -----------
    Net cash used in investing activities ..................................        (671,617)        (454,630)
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .....................................           8,000          737,851
Purchases and sales of pledged securities, net .............................              --             (352)
Restricted cash secured by letter of credit ................................          14,415           12,838
Repayment of notes payable .................................................         (14,649)          (2,148)
Proceeds from issuance of notes payable ....................................              --          975,281
                                                                                 -----------      -----------
    Net cash provided by financing activities ..............................           7,766        1,723,470
                                                                                 -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................         (47,310)          (4,795)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        (695,541)       1,273,438
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ..............................       1,148,888        1,262,391
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ....................................     $   453,347      $ 2,535,829
                                                                                 ===========      ===========
Supplemental information:
    Interest paid ..........................................................     $    30,468      $       592
                                                                                 ===========      ===========
    Income taxes paid ......................................................     $        --      $        --
                                                                                 ===========      ===========
    Accrued capital expenditures ...........................................     $   440,323      $   130,742
                                                                                 ===========      ===========

In connection with the acquisition of all of the common stock of SiteSmith in February 2001, the Company issued shares of Class A Common stock, options and warrants with a total value of $1,019,162, net of a deferred compensation charge of $331,158.

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

      The interim unaudited consolidated financial statements in this Report have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under accounting principles generally accepted in the United States. The interim unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company and accompanying Notes for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K. The Form 10-K includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.


DESCRIPTION OF BUSINESS

      The Company provides fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. Through its acquisition of AboveNet Communications, Inc. ("AboveNet"), the Company also provides "one-hop" connectivity that enables mission critical internet applications to thrive, as well as high-bandwidth infrastructure, including managed co-location services. PAIX.net, Inc. ("PAIX"), serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs. SiteSmith, Inc. ("SiteSmith") provides a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software, installation, co-location and network connectivity and ongoing management.


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

COMPREHENSIVE LOSS

      SFAS No. 130 "Reporting Comprehensive Income (Loss)" establishes rules for the reporting of comprehensive income and its components. Comprehensive income
(loss) consists of net income (loss), unrealized loss on an investment and foreign currency translation adjustments. The comprehensive loss for the three months ending March 31, 2001 and 2000 was approximately $177.6 million and $90 million, respectively.

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

      As of and for the three months ended March 31, 2001 and 2000, in excess of 90% of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The adoption of SFAS No. 133 did not have an impact on the results of operations, financial position or cash flows.

2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

      Fiber optic transmission network and related equipment consist of the following (in 000's):


                                               MARCH 31,      DECEMBER 31,
                                                 2001             2000
                                             -----------      -----------
     Fiber optic network                     $ 1,105,287      $ 1,062,982
     Data Centers                                340,008          337,146
     Telecommunication equipment & other         217,889          206,051
     Construction in progress                  1,896,509        1,464,190
                                             -----------      -----------
         Total Network                         3,559,693        3,070,369
     Less: accumulated depreciation             (142,826)        (112,273)
                                             -----------      -----------
                                             $ 3,416,867      $ 2,958,096
                                             ===========      ===========


      Construction in progress includes amounts incurred in the Company's expansion of its network and data centers. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build. During the three months ended March 31, 2001 and 2000, $17.7 million and $3.3 million of interest expense was capitalized, respectively. The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $838,000 as of March 31, 2001.

3.  INVESTMENT IN/ADVANCES TO JOINT VENTURES

      The Company records its investments in other companies and joint ventures which are less than majority- owned, or which the Company does not control, but in which it exercises significant influence, under the equity method of accounting.

      The Company's unconsolidated investments in joint ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in 000's):


                                      MARCH 31,      DECEMBER 31,     OWNERSHIP
                                        2001            2000              %
                                   --------------  ---------------   -----------

      Abovenet France              $          248  $           248        50%
      Abovenet Japan                           --            2,285        (1)
      Abovenet Taiwan                       1,061            1,579        50%
      ION                                   6,083            6,150        50%
      Other                                     8                8        --
                                   --------------  ---------------
                                   $        7,400  $        10,270
                                   ==============  ===============

----------
(1) In February 2001, the Company purchased an additional 50% interest in AboveNet Japan, increasing its ownership to 90%.

4. ACQUISITIONS

      All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

      On February 8, 2001, the Company acquired all the outstanding common stock of SiteSmith for a total purchase price, paid in Company class A common stock, of approximately $1.0 billion. The holders of SiteSmith common stock, stock options and warrants received, in exchange for those securities, 1.3404 shares of the Company's class A common stock, stock options and warrants, respectively. The excess of purchase price over the fair values of the net assets acquired was approximately $1.0 billion and has been recorded as goodwill, which is being amortized over ten years.

      In addition, in connection with the issuance of unvested stock options and restricted shares of class A common stock, the Company recorded approximately $331.2 million of deferred compensation expense, which will be amortized over the remaining vesting periods of three to four years.

      In February 2001, the Company purchased an additional 50% interest in its 40% owned joint venture in Japan, AboveNet Japan, for approximately $7.5 million.

      In September 2000, the Company purchased the remaining 50% interest in its 50% owned joint venture in Austria, AboveNet Austria GMBH, for approximately $2.0 million.

      In June 2000, the Company purchased an additional 37.5% interest in its 50% owned joint venture in Germany, AboveNet Germany GMBH, for approximately $1.4 million. In October 2000, the remaining 12.5% was purchased for approximately $500,000.

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

      The following unaudited pro forma financial information presents the combined results of operations of the Company and the SiteSmith acquisition as if the acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts. Pro forma results of operations for the other acquisitions noted above have not been presented because the effects were not significant.


                                                  MARCH 31,
                                 --------------------------------------------
                                        2001                    2000
                                 --------------------    --------------------
Revenue                                       79,890                  33,792
Net Loss                                    (196,337)                (92,912)
Loss per share, basic                          (0.34)                  (0.16)

5. RELATED PARTY TRANSACTIONS

      The Company is a party to a management agreement under which the Company's controlling shareholder, Metromedia Company, provides consultation and advisory services relating to legal matters, insurance, personnel and other corporate policies, cash management, internal audit and finance, taxes, benefit plans and other services as are reasonably requested. The management agreement terminates on December 31, of each year, and is automatically renewed for successive one-year terms unless either party terminates upon 60 days prior written notice. The 2001 and 2000 annual management fee under the agreement is $1.0 million, payable monthly. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement.

      At March 31, 2001, the Company has a note receivable from an officer for approximately $980,000, which is recorded in other receivables in the accompanying balance sheet.


6.  DEBT

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

      At December 31, 2000, AboveNet had $13.2 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. In February 2001, the Company paid the balance outstanding under the credit facility.

      The Company has recently entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney, which provides for senior credit facilities in the aggregate amount of $350.0 million. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million The commitment of Citicorp and Salomon Smith Barney, which is subject to customary conditions, will expire on June 30, 2001 (extended from May 15, 2001) if the Company has not entered into definitive documentation for the senior credit facilities by then.

      Borrowings under the senior credit facilities will bear interest at rates which will depend on market conditions at the time of closing. The Company's obligations under the senior credit facilities will be guaranteed by its existing and future subsidiaries and will be secured by all of its assets and assets of each guarantor, to the extent permitted in the trust indenture governing the Company's outstanding senior notes. The senior credit facilities will contain customary provisions relating to prepayments, representations and warranties, covenants and events of default. Borrowings under the senior credit facilities will be subject to customary conditions.


7. VERIZON INVESTMENT

      On March 6, 2000, the Company closed a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of MFN class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of MFN class A common stock at a conversion price of $17.00 per share (see Note 6). Assuming conversion of the convertible subordinated notes, this investment represents approximately 18.0% of the Company's outstanding shares.


8.  CONTINGENCIES

      On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140) (the Contardi Litigation). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of the Company's common stock which the Company cannot currently ascertain but believes to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believes to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned Contardi v. Sahagen et al. 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of the Company's stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

      The Company intends to vigorously defend the Contardi Litigation because the Company believes that it acted appropriately in connection with the matters at issue. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will not be successful in defending against these allegations.

      In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860.6 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On March 28, 2001, the court dismissed the action for failure to state a cause of action.

      As of March 31, 2001, the Company was preparing a response to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of its subcontractors causing damage to underground utility facilities.

Subsequent to March 31, 2001, the Company and GPSC entered into an agreement settling the matter.


     Primarily because the Company is in the process of integrating acquisitions, the Company is terminating employees in some of its locations.

      The Company is a respondent in a proceeding and before the CA Public Utilities Commission, "CPUC". The issue before the CPUC is whether the Company improperly engaged in certain construction actions under the authority of our initial Certificate of Public Convenience and Necessity, "CPCN". The Company believes that it did not act improperly and is vigorously asserting its defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against the Company's CPCN.

      In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually or in the aggregate will seriously harm its financial condition or results of operations, although it can make no assurances in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended December 31, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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


GENERAL

      We provide dedicated fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for our communications intensive customers. We are a facilities-based provider of end-to-end optical solutions that offer virtually unlimited, unmetered bandwidth at a fixed cost to our communications carrier, corporate and government customers in the United States and Europe. Through our AboveNet Communications, Inc. subsidiary, we provide internet infrastructure to our customers. SiteSmith provides a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software, installation, co-location and network connectivity and ongoing management. The combined company facilitates the growth of e-commerce and advanced internet and communications applications by delivering secure, reliable and scaleable optical networks and IP services to internet content and service providers, communications carriers and enterprise users worldwide.

      As of March 31, 2001, we have 2,349 employees.

      We are expanding our presence to approximately 50 cities in the United States and 17 international cities. To date, we have 27 cities operational, 33 cities currently under construction, and the balance in the engineering phase.

      Our existing intra-city networks consist of approximately 1,256,000 fiber miles covering in excess of 2,300 route miles in the United States. Our inter-city network consists of approximately 281,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. We have also built or contracted to acquire a nationwide dark fiber network linking our intra-city networks.

      We are constructing 16 intra-city networks throughout Europe. Our existing intra-city international network consists of approximately 144,000 fiber miles covering approximately 397 route miles. Our inter-city international network consists of approximately 8,000 fiber miles on the Circe network, which connects a number of European markets. Additionally, we have entered into an agreement with Carrier 1 Holdings, Ltd. and Viatel, Inc., to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German inter-city network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles that will connect 14 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. Viatel has recently filed for protection under Chapter 11 of the United States Bankruptcy Code. We cannot yet estimate the effect of this filing on either out joint build or on our results of operations and financial position. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

      On October 7, 1999, we entered into a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of our class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which is convertible into shares of our class A common stock at a conversion price of $17.00 per share. This transaction closed on March 6, 2000. Assuming the conversion of the convertible subordinated note, this investment would represent approximately 18.0% of our outstanding shares.

      On February 8, 2001, we completed a merger with SiteSmith pursuant to an agreement and Plan of Merger, dated as of October 9, 2000. We acquired all of the outstanding shares of SiteSmith for a total purchase price, paid in shares of our class A common stock, of approximately $1.0 billion. The holders of SiteSmith common stock, stock options and warrants received 1.3404 shares our class A common stock, stock options and warrants, respectively. The Company has recorded the acquisition using the purchase method of accounting. SiteSmith is a provider of comprehensive, internet infrastructure management services. Its services are designed to maximize the performance, reliability and security of large-scale, complex internet sites. SiteSmith designs and architects the infrastructure for its customers' internet operations, installs the necessary hardware and software, recommends and establishes network connectivity, and performs ongoing monitoring and security services.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


REVENUES

      Revenues for the first quarter of 2001 were $77.0 million or 141% greater than revenues of $31.9 million for the first quarter of 2000. The increase for the three months ended March 31, 2001, compared with the three months ended March 31, 2000 reflected higher revenues associated with commencement of service to an increased total number of customers and the inclusion of SiteSmith's revenue for the period from February 8, 2001 (acquisition date) through March 31, 2001. Internet infrastructure revenue rose 24% to 57.1 million for the first quarter of 2001, compared with $46.0 million for the fourth quarter of 2000. Optical infrastructure revenues increased to $19.9 million, up 33% from the fourth quarter of 2000. Approximately 77% of the optical infrastructure revenues were from carrier customers.


COST OF SALES

      Cost of sales was $65.2 million in the first quarter of 2001, an 83% increase over cost of sales of $35.6 million for the first quarter of 2000. The increase for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, is primarily due to costs associated with an increased amount of customers and the costs associated with the operation of our networks and the inclusion of SiteSmith's cost of sales since the acquisition date. Cost of sales as percentages of revenue for the first quarters of 2001 and 2000 was 85% and 112%, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $62.2 million for the first quarter of 2001, from $27.7 million during the first quarter of 2000, an increase of $34.5 million or 125%. The increase in selling, general and administrative expenses in the three month period ended March 31, 2001 as compared to the same period in 2000 resulted primarily from the increased headcount and other overhead to support our network expansion as well as the inclusion of SiteSmith's results since the acquisition date. As a percentage of revenue, selling, general and administrative expenses were 81% for the three months ended March 31, 2001 compared to 87% for the comparable period in 2000.


NON-CASH COMPENSATION

      Non-cash compensation increased by $13.0 million, or 100% for the quarter ended March 31, 2001 compared to the same period in the prior year. Non-cash compensation is primarily attributable to the issuance of unvested stock options and restricted shares of stock in connection with the acquisition of SiteSmith.


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

      EBITDA consists of earnings (losses) before income taxes plus all net interest expense, other income (expense), depreciation and amortization expense and losses from joint ventures. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, it is a widely used financial measure of the potential capacity of a company to incur and service debt. We also believe that such calculation provides relevant and useful information for evaluating performance. However, EBITDA should not be considered as an alternative to measures of operating performance as determined by generally accepted accounting principles. As it is not calculated identically by all companies, our reported EBITDA may not be comparable to similarly titled measures used by other companies. In addition, there may be significant factors or trends that EBITDA fails to capture.

      For the three months ended March 31 2001, we recognized an EBITDA loss of $63.4 million, compared with an EBITDA loss for the three months ended March 31, 2000 of $31.3 million. The increase in EBITDA loss is primarily due to higher fixed costs related to the operation of the network, increased overhead to support out network expansion, and the recording of a non-cash compensation charges in connection with the SiteSmith acquisition.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $71.4 million for the three months ended March 31, 2001, versus $32.5 million for the three months ended March 31, 2000. This represents an increase of $38.9 million for the first quarter of 2001 as compared to the first quarter of 2000. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of SiteSmith and increased investment in our completed fiber optic network and additional property and equipment acquired.


LOSS FROM OPERATIONS

      For the three months ended March 31, 2001 we recognized losses from operations of $134.8 million. This represents an increased loss of $71.0 million for the three months ended March 31, 2001 from the $63.8 million loss from operations reported for the three months ended March 31, 2000. The increased loss from operations was attributable to increased overhead and fixed costs to support our network expansion and the acquisition of SiteSmith and the related goodwill amortization.


INTEREST AND OTHER INCOME

      Interest and other income was $27.8 million during the three months ended March 31, 2001, as compared to $25.1 million during the comparable 2000 period, an increase of $2.7 million, or 11%. This increase is primarily due to a foreign currency gain related to the Eurodollar denominated senior notes.


INTEREST EXPENSE

      Interest expense decreased in the three months ended March 31, 2001 to $41.1 million, versus $45.2 million for the three months ended March 31, 2000. The decrease in interest expense is due to the effect of the favorable exchange rate between the dollar and the Eurodollar on the expense due on our Eurodollar denominated debt.


NET LOSS

      We had a net loss of $148.3 million for the three months ended March 31, 2001, versus a net loss of $85.2 million for the comparable period of 2000. For the three months ended March 31, 2001, basic net loss per share was $0.26, versus basic net loss per share of $0.16 for the three months ended March 31, 2000.



LIQUIDITY AND CAPITAL RESOURCES

      Our initial public offering, on October 28, 1997, of 145,728,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriter's commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% Senior Notes due 2008, which generated net proceeds of $630.0 million. Also, on October 25, 1999, we issued and sold 10% Senior Notes due 2009 which generated net proceeds of $974.2 million. On October 7, 1999, we entered into a securities purchase agreement with Verizon, under which Verizon purchased shares of our class A common stock and a convertible subordinated note. The agreement closed on March 6, 2000 and generated net proceeds of approximately $1.7 billion.

      Cash provided by operating activities was $15.6 million for the three months ended March 31, 2001, compared with $9.4 million provided by operations for the comparable period in 2000. For the three months ended March 31, 2001 we used $671.6 million of cash for investing activities as compared to $454.6 million for the comparable period in 2000. This increase was due primarily to investments in the expansion of our networks and related construction in progress. For the three months ended March 31, 2001, financing activities provided $7.7 million compared to the $1.7 billion cash provided during the comparable period in 2000.

      We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional network, market our services to an expanding customer base and incur operating expenses related to the business of SiteSmith. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the expansion of our fiber optic networks and internet service exchanges to 50 cities in the United States and in 17 international cities. Of this amount, we have incurred approximately $2.8 billion on the expansion through March 31, 2001.

      We believe that the cash on hand, vendor financing, the proceeds of the senior credit facilities described below, and cash generated by operations (including advance customer payments), will enable us to fully fund the planned build-out of our networks and internet service exchanges, and our other working capital needs through March 31, 2002.

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

      We recently entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney, which provides for senior credit facilities in the aggregate amount of $350.0 million upon the execution and delivery of definitive documentation. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million. The commitment of Citicorp and Salomon Smith Barney, which is subject to customary conditions, will expire on June 30, 2001 (extended from May 15, 2001) if we have not entered into definitive documentation for the senior credit facilities by that date. We cannot assure you, however, that we will be able to successfully consummate the senior credit facilities.

      Borrowings under the senior credit facilities will bear interest at rates which will depend on market conditions at the time of the closing. Our obligations under the senior credit facilities will be guaranteed by our existing and future subsidiaries and will be secured by all of our assets and the assets of each guarantor, to the extent permitted in the trust indentures governing our outstanding senior notes. The senior credit facilities will contain customary provisions relating to prepayments, representations and warranties, covenants and events of default. Borrowings under the senior credit facilities will be subject to customary conditions.

      We filed a universal shelf registration statement on Form S-3 which was declared effective in October 1999. Under that registration statement, approximately $490.0 million aggregate principal amount of securities remain eligible to be sold in primary offerings and approximately 9.1 million shares of class A common stock remain eligible to be resold in secondary offerings. We may issue and sell shares of our class A common stock or our debt or other securities, or facilitate the sale of shares of our class A common stock by some of our existing stockholders. In addition, on February 13, 2001, we filed a universal shelf registration statement on Form S-3 to register the primary offering of up to approximately $1.0 billion of debt and equity securities. We have no plans at the present time to issue securities pursuant to such registration statements. However, if market conditions change, we could issue such securities.

      We expect to continue to experience negative cash flows for the foreseeable future. In addition, as part of our acquisition of AboveNet, we recorded approximately $1.6 billion in goodwill and other intangible assets, which we amortizing over periods up to twenty years. The excess of the cost of the SiteSmith acquisition over the fair value of net tangible assets acquired is approximately $1.0 billion and has been allocated to goodwill, which is being amortized over ten years. Accordingly, we expect to report further net operating losses for the foreseeable future.


     Primarily because the Company is in the process of integrating acquisitions, the Company is terminating employees in some of its locations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest and currency movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables. Our principal long term obligations are our $650 million 10% senior notes due 2008 and $969.7 million 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Verizon Communications in March 2000. The fair value of the long-term debt at March 31, 2001 was $2.4 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of our long term obligations by approximately $143.2 million and a decrease in the fair value of our long term obligation by approximately $133.5 million respectively.

      We are also subject to market risk associated with foreign currency exchange rates. We plan to continue the expansion of our foreign operations and $219.7 million of our 10% senior notes are denominated in Euros. We have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. A 10% decrease and a 10% increase in the currency rates related to our Euro dollar based 10% senior notes due 2009 would result in a decrease in the fair value of our long term obligations by $14 million and an increase in the fair value of our long term obligation by $14 million, respectively.

      We had approximately $600.6 million in cash and cash and equivalents at March 31, 2001. To the extent our cash and cash equivalents exceed our short-term funding requirements, we may invest our excess cash and cash equivalents in longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      On or about June 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and us in the United States District Court for the Southern District of New York (No. 98 CIV 4140) (the Contardi Litigation). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr. Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of our common stock which we cannot currently ascertain but believe to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which we cannot currently ascertain but believes to be approximately $4.9 million (calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. We have filed an answer to the complaint and have raised affirmative defenses. We moved for summary judgment on the complaint. On or about June 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned Contardi v. Sahagen et al. 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of our stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

      We intend to vigorously defend the Contardi Litigation because we believe that we acted appropriately in connection with the matters at issue. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

      In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860.6 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On March 28, 2001, the court dismissed the action for failure to state a cause of action.

      As of March 31, 2001, we were preparing a response to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of our subcontractors causing damage to underground utility facilities. Subsequent to March 31, 2001, we and the GPSC entered into an agreement settling the matter.

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

      In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually or in the aggregate will seriously harm our financial condition or results of operations, although we can make no assurances in this regard.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

None

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

                            May 15, 2001




23