Form 10-Q
period 2001-06-30
METROMEDIA FIBER NETWORK INC
filed 2001-08-15
CIK 1043533

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

The number of shares outstanding of the registrant's common stock as of August 6, 2001 was:


                 Class         Number of Shares
                 -----         ----------------
                   A            545,460,429
                   B             67,538,544

================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



ITEM NO.    DESCRIPTION                                                  PAGE

                         PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations for the
            Three and Six Month Periods Ended June 30,
            2001 and 2000                                                  1

            Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000                                          2

            Consolidated Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2001 and 2000                 3

            Notes to Consolidated Financial Statements                     4

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

  Item 3.   Quantitative and Qualitative Disclosures
            about Market Risk                                             15

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                             17

  Item 2.   Changes in Securities and Use of Proceeds                     18

  Item 3.   Defaults Upon Senior Securities                               18

  Item 4.   Submission of Matters to a Vote of Security Holders           18

  Item 5.   Other Information                                             18

  Item 6.   Exhibits and Reports on Form 8-K                              18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                          ------------------------      ------------------------
                                                                            2001            2000           2001           2000
                                                                          ---------      ---------      ---------      ---------
         Revenue                                                          $  91,652      $  43,315      $ 168,628      $  75,236

         Expenses:
          Cost of sales (excluding non-cash compensation
              in 2001 of $4,760 and $8,105, respectively)                    76,942         47,148        142,094         82,724
          Selling, general and administrative, (excluding
             non-cash compensation in 2001 of $12,892 and
             $22,556, respectively)                                          59,738         27,968        121,919         55,628
          Non-cash compensation                                              17,652             --         30,661             --
          Depreciation and amortization                                      91,842         40,045        163,275         72,534
                                                                          ---------      ---------      ---------      ---------
         Loss from operations                                              (154,522)       (71,846)      (289,321)      (135,650)
         Other income (expenses):
          Other income and expense                                          (12,131)        36,831         15,630         61,888
          Interest expense                                                  (38,275)       (55,689)       (79,416)      (100,869)
          Loss from joint ventures                                             (275)        (1,308)          (429)        (2,541)
                                                                          ---------      ---------      ---------      ---------
         Net loss                                                         $(205,203)     $ (92,012)     $(353,536)     $(177,172)
                                                                          =========      =========      =========      =========

         Net loss per share, basic                                        $   (0.34)     $   (0.17)     $   (0.60)     $   (0.33)
                                                                          =========      =========      =========      =========

         Net loss per share, diluted                                         N/A            N/A            N/A            N/A
                                                                          =========      =========      =========      =========

         Weighted average number of shares
          outstanding, basic                                                608,138        547,708        590,472        537,789
                                                                          =========      =========      =========      =========

         Weighted average number of shares
          outstanding, diluted                                               N/A            N/A            N/A            N/A
                                                                          =========      =========      =========      =========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                       JUNE 30,        DECEMBER 31,
                                                                         2001             2000
                                                                      -----------      -----------
                                                                      (UNAUDITED)
                              ASSETS

Current assets:
    Cash and cash equivalents                                         $    78,258      $ 1,148,888
    Marketable securities                                                      --          192,349
    Restricted cash, current                                                9,579               --
    Accounts receivable                                                   151,039          111,157
    Prepaid expenses and other current assets                              45,185           52,993
                                                                      -----------      -----------
            Total current assets                                          284,061        1,505,387

Fiber optic transmission network and related equipment, net             3,720,342        2,958,096
Property and equipment, net                                                87,733           43,875
Restricted cash                                                            11,851           61,204
Investment in/advances to joint ventures                                   10,117           10,270
Other assets                                                               99,059           94,749
Intangibles, net                                                        2,582,075        1,578,750
                                                                      -----------      -----------
            Total assets                                              $ 6,795,238      $ 6,252,331
                                                                      ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $   310,489      $   302,300
    Accrued expenses                                                      387,773          551,507
    Deferred revenue, current portion                                      45,056           43,664
    Capital lease obligations and notes payable, current portion            3,147            8,981
                                                                      -----------      -----------
            Total current liabilities                                     746,465          906,452
Senior notes payable                                                    1,612,260        1,635,400
Convertible subordinated notes payable                                    975,281          975,281
Capital lease obligations and notes payable                                26,920           31,036
Deferred revenue                                                          456,964          439,988
Other long term liabilities                                                24,087           18,949

Commitments and contingencies (see notes)

Stockholders' equity:
    Class A common stock, $.01 par value; 2,404,031,240
      shares authorized; 542,157,196 and 484,518,343
      shares issued and outstanding, respectively                           5,422            4,845
    Class B common stock, $.01 par value; 522,254,782
      shares authorized; 67,538,544 shares issued and outstanding             676              676
    Additional paid-in capital                                          4,177,925        2,814,480
    Unearned stock-based compensation                                    (259,660)              --
    Accumulated deficit                                                  (917,952)        (564,416)
    Cumulative comprehensive loss                                         (53,150)         (10,360)
                                                                      -----------      -----------
            Total stockholders' equity                                  2,953,261        2,245,225
                                                                      -----------      -----------
            Total liabilities and stockholders' equity                $ 6,795,238      $ 6,252,331
                                                                      ===========      ===========


                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              ----------------------------
                                                                 2001             2000
                                                              -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                      $  (353,536)     $  (177,172)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
         Depreciation                                              78,006           31,531
         Amortization                                              85,269           41,003
         Foreign currency gain                                    (23,040)              --
         Amortization of deferred financing costs                   2,839            2,838
         Stocks, options and warrants issued for services             440               --
         Non-cash compensation                                     30,661               --
         Loss from joint ventures                                     429            2,541
         Loss on writedown of investments                          24,340               --
CHANGE IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                      (34,650)          (4,855)
         Accounts payable and accrued expenses                    (28,686)          14,477
         Deferred revenue                                          18,368           46,726
         Other                                                     (6,910)          (1,097)
                                                              -----------      -----------
       Net cash used in operating activities                     (206,470)         (44,008)
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and purchases of marketable securities                      192,349         (147,231)
Capital expenditures on fiber optic transmission
    network and related equipment                                (971,696)        (726,632)
Investment in/advances to joint ventures                           (2,533)          (5,266)
Capital expenditures on property and equipment                    (35,223)         (24,226)
Business acquisitions (net of cash acquired)                      (34,882)          (2,315)
                                                              -----------      -----------
    Net cash used in investing activities                        (851,985)        (905,670)
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             10,422          751,337
Purchases and sales of pledged securities, net                         --           31,960
Restricted cash secured by letter of credit                        38,992           20,011
Repayment of notes payable and capital lease obligations          (17,849)          (3,405)
Proceeds from issuance of notes payable                                --          975,281
                                                              -----------      -----------
   Net cash provided by financing activities                       31,565        1,775,184
                                                              -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (43,740)          (5,887)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,070,630)         819,619
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                   1,148,888        1,262,391
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                       $    78,258      $ 2,082,010
                                                              ===========      ===========
Supplemental information:
    Interest paid                                             $   111,171      $    90,361
                                                              ===========      ===========
    Income taxes paid                                         $        --      $        --
                                                              ===========      ===========
    Accrued capital expenditures                              $   516,187      $   156,010
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

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUE

      The Company recognizes substantially all revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. Revenue on managed services, bandwidth and space requirement charges is recognized in the period in which the services are provided.

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

COMPREHENSIVE LOSS

      Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income (Loss)" establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), unrealized loss on an investment and foreign currency translation adjustments. The comprehensive loss for the three and six months ended June 30, 2001 was approximately $218.2 million and $396.3 million respectively, compared to a loss of approximately $93.1 million and $183.1 million respectively, for the three and six months ended June 30, 2000.

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

      As of and for the three and six months ended June 30, 2001 and 2000, in excess of 90% of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is currently evaluating its intangible assets in relation to the provisions of SFAS 142 to determine the impact the adoption of SFAS 142 will have on its results of operations and financial position. However, the Company believes that application of the non-amortization provision of SFAS 142 will significantly reduce its amortization expense from amounts currently recorded. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2. FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

      Fiber optic transmission network and related equipment consist of the following (in 000's):


                                         JUNE 30,        DECEMBER 31,
                                           2001              2000
                                        -----------      -----------
Fiber optic network                     $ 1,467,753      $ 1,062,982
Data Centers                                878,605          337,146
Telecommunication equipment & other         267,002          206,051
Construction in progress                  1,287,197        1,464,190
                                        -----------      -----------
    Total Network                         3,900,557        3,070,369
Less: accumulated depreciation             (180,215)        (112,273)
                                        -----------      -----------
                                        $ 3,720,342      $ 2,958,096
                                        ===========      ===========

      Construction in progress includes amounts incurred in the Company's expansion of its network and data centers. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build. During the six months ended June 30, 2001 and 2000, $36.9 million and $7.8 million of interest expense was capitalized, respectively. The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $416.0 million as of June 30, 2001.

3. INVESTMENT IN/ADVANCES TO JOINT VENTURES

      The Company records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control, but in which it exercises significant influence, under the equity method of accounting.

      The Company's unconsolidated investments in joint ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in 000's):


                                JUNE 30,      DECEMBER 31,     OWNERSHIP
                                  2001            2000             %
                                --------      -----------     -----------
         AboveNet France        $    248        $    248              50%
         AboveNet Japan               --           2,285              (1)
         AboveNet Taiwan           3,508           1,579              56%
         ION                       6,353           6,150              50%
         Other                         8               8              --
                                --------        --------
                                $ 10,117        $ 10,270
                                ========        ========

----------
(1) In February 2001, the Company purchased an additional 50% interest in AboveNet Japan, increasing its ownership to 90%, and now consolidates AboveNet Japan.

4. ACQUISITIONS

      All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

      On February 8, 2001, the Company acquired all the outstanding common stock of SiteSmith for a total purchase price, paid in Company class A common stock, of approximately $1.0 billion. The holders of SiteSmith common stock, stock options and warrants received, in exchange for those securities, 1.3404 shares of the Company's class A common stock, stock options and warrants, respectively. The excess of purchase price over the fair value of the net assets acquired was approximately $1.0 billion and has been recorded as goodwill, which is being amortized over ten years.

      In addition, in connection with the issuance of unvested stock options and restricted shares of class A common stock, the Company recorded approximately $331.2 million of deferred compensation expense, which is being amortized over the remaining vesting periods of three to four years. As part of the Company's integration plan, employees which were deemed to be redundant as a result of the merger were terminated in May 2001. An adjustment was made to increase goodwill by approximately $42.0 million for the amount of deferred compensation expense related to those employees.

      In February 2001, the Company purchased an additional 50% interest in its 40% owned joint venture in Japan, AboveNet Japan, for approximately $7.5 million.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and the SiteSmith acquisition as if the acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts. Pro forma results of operations for the AboveNet Japan acquisition noted above have not been presented because the effects were not significant.


                                                      JUNE 30,
                                         ----------------------------------
                                            2001                    2000
                                         ----------              ----------
      Revenue                            $ 171,542               $  82,360
      Net Loss                            (455,227)               (301,060)
      Loss per share, basic                  (0.71)                  (0.51)

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

      At June 30, 2001, the Company has notes receivable from two officers for approximately $980,000 and $2.1 million, respectively.

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

      The Company entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney on January 8, 2001, which provides for senior credit facilities in the aggregate amount of $350.0 million upon the execution and delivery of definitive documentation. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million. The initial expiration date of the commitment letter was May 15, 2001. On May 15, 2001 the commitment letter was extended until June 30, 2001. On June 29, 2001 the commitment letter was extended until July 31, 2001 and the commitment letter was amended to provide that Citicorp was committed to provide $62.5 million, subject to the receipt of commitments from other lenders in the amount of $287.5 million. On July 31, 2001 the commitment letter was extended until August 15, 2001 and the commitment letter was amended to provide that Citicorp's $62.5 million commitment was also subject to the receipt of $200.0 million of vendor financing. The Company has received commitments from affiliates aggregating $180.0 million. The Company will not be consummating any financings on or before the August 15, 2001 expiration of the Citicorp commitment letter. The Company continues in negotiations with Citicorp and is also in negotiations with other financing sources. There are no assurances that the Company will obtain the financing that it is seeking. In the event that the Company cannot obtain financing, it will need to restructure its indebtedness or file for protection under the federal bankruptcy laws.

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

8. FIBERNET TELECOM GROUP INVESTMENT

      Prior to the second quarter of 2001, the Company considered the decline in the market value of its investment in FiberNet Telecom Group, Inc. ("FiberNet") to be temporary, due to the volatility and overall weakness in telecommunication securities. However, during the second quarter of 2001, the Company no longer deemed this decline to be temporary and recorded a loss of $24.3 million in connection therewith.

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

      In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against the Company, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860.6 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On March 28, 2001, the court dismissed the action for failure to state a cause of action.
The plaintiffs may appeal the dismissal.

      As of March 31, 2001 the Company was preparing a response to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of its subcontractors causing damage to underground utility facilities. In May 2001, the Company and the GPSC entered into an agreement settling the matter.

      The Company is a respondent in a proceeding and before the CA Public Utilities Commission ("CPUC"). The issue before the CPUC is whether the Company improperly engaged in certain construction actions under the authority of our initial Certificate of Public Convenience and Necessity ("CPCN"). The Company believes that it did not act improperly and is vigorously asserting its defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against the Company's CPCN.

      In June 2001, the Company commenced an action in New York State Court against one of its fiber customers, Storage Networks, Inc. ("Storage"), for anticipatory breach of its fiber lease contract with the Company. In July 2001, Storage filed an action against the Company in Massachusetts State Court claiming, among other things, breach of contract, negligent misrepresentation and fraudulent inducement. The Storage complaint seeks to relieve Storage from its obligation under the fiber lease contract to lease additional fiber from MFN and claims damages. The complaint does not seek to relieve Storage from its obligation to continue to lease from MFN fiber it had previously ordered and accepted.

      The Company believes that it has acted appropriately in connection with the Storage fiber lease contract and plans to vigorously prosecute its claim in New York State Court and defend against the Storage action in Massachusetts. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations.

      On or about August 8, 2001, Mary Jane Crescente filed an action against the Company, Stephen A. Garofalo and Nicholas M. Tanzi in the United States District Court for the Southern District of New York (No. 01 CV 7353). Ms. Crescente alleges causes of action on behalf of herself and a class of the Company's stockholders who purchased shares of the Company's stock between January 8, 2001 and July 2, 2001, claiming that the defendants engaged in a fraudulent scheme, a deceptive course of action and the dissemination of false and misleading statements in respect of disclosure regarding the commitment letter the Company received from Citicorp USA, Inc. and Salomon Smith Barney, and are therefore liable to the plaintiff class under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that Messrs. Garofalo and Tanzi are liable under
Section 20(a) of the Securities Exchange Act. The Company intends to vigorously defend the Crescente litigation because the Company believes that disclosure regarding the Citicorp commitment letter was appropriate. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations.

      On or about August 9, 2001, Misubishi Electric Information Corporation ("MIND") filed a complaint against the Company in the Southern District of New York, (No. 01 CV 7409), alleging that the Company interfered in MIND's contractual relations with Pacific Gateway Exchange, Inc. ("PGE"). MIND alleges that the Company's purchase of PGE's ownership position in the cable consortia that own and operate TAT-14 and Japan-US interfered in MIND's purchase of capacity from PGE. The suit claims damages of $15.0 million or such amount as proven at trial plus punitive damages of $100.0 million. The Company believes that it acted appropriately in connection with its purchase of PGE's ownership position in the cable consortia and intends to vigorously defend the litigation. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations.

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

GENERAL

      We provide dedicated fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for our communications intensive customers. We are a facilities-based provider of end-to-end optical solutions that offer virtually unlimited, unmetered bandwidth at a fixed cost to our communications carrier, corporate and government customers in the United States and Europe. Through AboveNet we provide internet infrastructure to our customers. SiteSmith provides a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software, installation, co-location and network connectivity and ongoing management. The combined company facilitates the growth of e-commerce and advanced internet and communications applications by delivering secure, reliable and scaleable optical networks and IP services to internet content and service providers, communications carriers and enterprise users worldwide.

      As of June 30, 2001, we have 2,078 employees. Subsequent to June 30, 2001, we reduced our workforce to approximately 1,600 employees.

      We are expanding our presence to approximately 50 cities in the United States and 17 international cities. To date, we have 29 cities operational, 32 cities currently under construction, and the balance in the engineering phase.

      Our existing intra-city networks consist of approximately 1,484,000 fiber miles covering in excess of 2,900 route miles in the United States. Our inter-city network consists of approximately 352,000 fiber miles primarily covering the 255 route-mile network that we have built between New York City and Washington, D.C. and our nationwide dark fiber network linking our intra-city networks.

      We are constructing 16 intra-city networks throughout Europe. Our existing intra-city international network consists of approximately 148,000 fiber miles covering approximately 414 route miles. Our inter-city international network consists of approximately 8,000 fiber miles on the Circe network, which connects a number of European markets. Additionally, we have entered into an agreement with Carrier 1 Holdings, Ltd. and Viatel, Inc., to jointly build a dark fiber inter-city network between selected cities throughout Germany. Once completed, our German inter-city network will consist of approximately 320,000 fiber miles covering in excess of 1,450 route miles that will connect 14 of Germany's largest cities such as Hamburg, Berlin, Munich, Frankfurt and Dusseldorf. Viatel has recently filed for protection under Chapter 11 of the United States Bankruptcy Code. We cannot yet estimate the effect of this filing on either our joint build or on our results of operations and financial position. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.

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

      On February 8, 2001, we completed a merger with SiteSmith pursuant to an agreement and Plan of Merger, dated as of October 9, 2000. We acquired all of the outstanding shares of SiteSmith for a total purchase price, paid in shares of our class A common stock, of approximately $1.0 billion. The holders of SiteSmith common stock, stock options and warrants received 1.3404 shares of our class A common stock, stock options and warrants, respectively. The Company has recorded the acquisition using the purchase method of accounting. SiteSmith is a provider of comprehensive, internet infrastructure management services. Its services are designed to maximize the performance, reliability and security of large-scale, complex internet sites. SiteSmith designs and architects the infrastructure for its customers' internet operations, installs the necessary hardware and software, recommends and establishes network connectivity, and performs ongoing monitoring and security services.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000, AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

      Revenues for the second quarter of 2001 were $91.7 million or 112% greater than revenues of $43.3 million for the second quarter of 2000. Revenues for the six months ended June 30, 2001 were $168.6 million, or 124% greater than revenues of $75.2 million for the same period in 2000. The increases for the three and six months ended June 30, 2001, compared with the three and six months ended June 30, 2000 reflect higher revenues associated with commencement of service to an increased total number of customers and the inclusion of SiteSmith's revenue for the period from February 8, 2001 (acquisition date). Internet infrastructure revenue rose 74% to $56.6 million for the second quarter of 2001, compared with $32.6 million for the second quarter of 2000.

Optical infrastructure revenues increased to $35.0 million, up 224% from the second quarter of 2000.

COST OF SALES

      Cost of sales was $76.9 million in the second quarter of 2001, a 63% increase over cost of sales of $47.1 million for the second quarter of 2000. Cost of sales for the six months ended June 30, 2001 was $142.1 million, or 72% greater than cost of sales of $82.7 million for the same period in 2000. The increase for the three and six months ended June 30, 2001, compared with the three and six months ended June 30, 2000, is primarily due to costs associated with an increased amount of customers and the costs associated with the operation of our networks and the inclusion of SiteSmith's cost of sales since the acquisition date. Cost of sales as percentages of revenue for the second quarters of 2001 and 2000 was 84% and 109%, respectively, and 84% and 110% for the six months ended June 30, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $59.7 million for the second quarter of 2001, from $28.0 million during the second quarter of 2000, an increase of $31.7 million or 113%. Selling, general and administrative expenses, for the six month period ended June 30, 2001 versus the six month period ended June 30, 2000 increased 119% to $121.9 million from $55.6 million. The increase in selling, general and administrative expenses in the three and six month periods ended June 30, 2001 as compared to the same periods in 2000 resulted primarily from the increased headcount and other overhead to support our network expansion as well as the inclusion of SiteSmith's results since the acquisition date. As a percentage of revenue, selling, general and administrative expenses were 65% and 72% for the three and six month periods ended June 30, 2001 compared to 65% and 74% for the comparable periods in 2000.

NON-CASH COMPENSATION

      Non-cash compensation increased by $17.7 million and $30.7 million, or 100% for the three and six months ended June 30, 2001 compared to the same periods in the prior year. Non-cash compensation is primarily attributable to the issuance of unvested stock options and restricted shares of stock in connection with the acquisition of SiteSmith.

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

      For the three and six months ended June 30, 2001, we recognized EBITDA losses of $62.7 million and $126.0 million, respectively, compared with EBITDA losses for the three and six months ended June 30, 2000 of $31.8 million and $63.1 million, respectively. The increased EBITDA losses are primarily due to the recording of non-cash compensation charges in connection with the SiteSmith acquisition, higher fixed costs related to the operation of the network and increased overhead to support our network expansion.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $91.8 million and $163.3 million for the three and six months ended June 30, 2001, respectively, versus $40.0 million and $72.5 million for the three and six months ended June 30, 2000, respectively. This represents increases of $51.8 million and $90.8 million for the three and six months ended June 30, 2001 as compared to the same periods in 2000. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of SiteSmith and increased investment in our completed fiber optic network and additional property and equipment acquired.

LOSS FROM OPERATIONS

      For the three and six months ended June 30, 2001 we recognized losses from operations of $154.5 million and $289.3 million, respectively. This represents an increased loss of $82.7 million for the three months ended June 30, 2001 from the $71.8 million loss from operations reported for the three months ended June 30, 2000, and an increased loss of $153.6 million for the six months ended June 30, 2001 from the $135.7 million loss from operations reported for the six months ended June 30, 2000. The increased loss from operations was attributable to the acquisition of SiteSmith and the related goodwill amortization and increased overhead and fixed costs to support our network expansion.

OTHER INCOME AND EXPENSE

      Other income and expense was a net expense of $12.1 million for the three months ended June 30, 2001, as compared to a net income of $36.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, other income and expense was a net income amount of $15.6 million compared to a net income of $61.9 million for the six months ended June 30, 2000. The decreases in other income are primarily due to smaller cash balances generating less interest income, as well as a $24.3 million write down of our investment in FiberNet Telecom Group in the second quarter of 2001. These decreases were partially offset by a foreign currency gain of approximately $23.0 million for the six months ended June 30, 2001.

INTEREST EXPENSE

      Interest expense decreased in the three and six months ended June 30, 2001 to $38.3 million and $79.4 million, respectively, versus $55.7 million and $100.9 million, for the three and six months ended June 30, 2000, respectively. The decreased interest expense is due to the effect of the favorable exchange rate between the dollar and the Eurodollar on the expense due on our Eurodollar denominated debt, and an increase in capitalized interest.

NET LOSS

      We had net losses of $205.2 million and $353.5 million, respectively for the three and six months ended June 30, 2001, versus net losses of $92.0 million and $177.2 million, respectively for the comparable periods of 2000. For the three and six months ended June 30, 2001, basic net loss per share was $0.34 and $0.60, respectively, versus basic net loss per share of $0.17 and $0.33, respectively for the three and six months ended June 30, 2000.

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

      Cash used in operating activities was $206.5 million for the six months ended June 30, 2001, compared with $44.0 million used in operations for the comparable period in 2000. For the six months ended June 30, 2001 we used $852.0 million of cash for investing activities as compared to $905.7 million for the comparable period in 2000. For the six months ended June 30, 2001, financing activities provided $31.6 million compared to the $1.8 billion cash provided during the comparable period in 2000.

      We anticipate that we will continue to incur net operating losses as we expand and complete our existing networks, construct additional network, market our services to an expanding customer base and incur operating expenses related to the business of SiteSmith. We anticipate spending approximately $3.4 billion through the year ending December 31, 2001 on the expansion of our fiber optic networks and internet service exchanges to 50 cities in the United States and in 17 international cities. Of this amount, we have incurred approximately $3.1 billion on the expansion through June 30, 2001.

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

      The indentures governing our debt obligations permit us to incur additional indebtedness to finance the engineering, construction, installation, acquisition, lease, development or improvement of telecommunications assets. See Part II, Item 3 Default on Senior Securities. As a result, we may also consider from time to time private or public sales of additional equity or debt securities, and entering into other credit facilities and financings, depending upon market conditions, in order to finance the continued build-out of our network.

      In an effort to conserve cash, pending consummation of the financing that we are seeking, we have delayed paying some of our creditors. Some of our creditors have filed liens against the property of the Company and instituted legal proceedings against the Company. In other cases creditors have threatened to file liens on assets of the Company, institute legal proceedings against the Company and file involuntary bankruptcy petitions against the Company.

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

      We entered into a commitment letter with Citicorp USA, Inc. and Salomon Smith Barney on January 8, 2001, which provides for senior credit facilities in the aggregate amount of $350.0 million upon the execution and delivery of definitive documentation. The commitment letter provides for a revolving credit facility of up to $150.0 million and a term loan facility of up to $200.0 million. The initial expiration date of the commitment letter was May 15, 2001. On May 15, 2001 the commitment letter was extended until June 30, 2001. On June 29, 2001 the commitment letter was extended until July 31, 2001 and the commitment letter was amended to provide that Citicorp was committed to provide $62.5 million, subject to the receipt of commitments from other lenders in the amount of $287.5 million. On July 31, 2001 the commitment letter was extended until August 15, 2001 and the commitment letter was amended to provide that Citicorp's $62.5 million commitment was also subject to the receipt of $200.0 million of vendor financing. We have received commitments from affiliates aggregating $180.0 million. We will not be consummating any financings on or before the August 15, 2001 expiration of the Citicorp commitment letter. We continue in negotiations with Citicorp and we are also in negotiations with other financing sources. There are no assurances that we will obtain the financing that we are seeking. In the event that we cannot obtain financing, we will need to restructure our indebtedness or file for protection under the federal bankruptcy laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest and currency movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables. Our principal long term obligations are our $650 million 10% senior notes due 2008 and $962.3 million 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Verizon Communications in March 2000. The fair value of the long-term debt at June 30, 2001 was $1.5 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of our long term obligations by approximately $133.7 million and a decrease in the fair value of our long term obligation by approximately $125.2 million, respectively.

      We are also subject to market risk associated with foreign currency exchange rates. We plan to continue the expansion of our foreign operations and $212.3 million of our 10% senior notes are denominated in Euros. We have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. A 10% decrease and a 10% increase in the currency rates related to our Euro dollar based 10% senior notes due 2009 would result in a decrease in the fair value of our long term obligations by $13.6 million and an increase in the fair value of our long term obligation by $13.6 million, respectively.

      We had approximately $99.7 million in cash and cash equivalents at June 30, 2001 (approximately $21.4 million was restricted cash). To the extent our cash and cash equivalents exceed our short-term funding requirements, we may invest our excess cash and cash equivalents in longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

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

      In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00) (the "Goldsmith Litigation"). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860.6 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On March 28, 2001, the court dismissed the action for failure to state a cause of action. The plaintiffs may appeal the dismissal.

      As of March 31, 2001 we were preparing a response to a Rule Nisi (show cause) action issued by the Georgia Public Service Commission ("GPSC") as a result of certain of our subcontractors causing damage to underground utility facilities. In May 2001, we entered into an agreement with the GPSC settling the matter.

      We are a respondent in a proceeding and before the CA Public Utilities Commission ("CPUC"). The issue before the CPUC is whether we improperly engaged in certain construction actions under the authority of our initial Certificate of Public Convenience and Necessity ("CPUC"). We believe that we did not act improperly and are vigorously asserting our defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against our CPCN.

      In June 2001, we commenced an action in New York State Court against one of our fiber customers, Storage Networks, Inc. ("Storage"), for anticipatory breach of its fiber lease contract with us. In July 2001, Storage filed an action against us in Massachusetts State Court claiming, among other things, breach of contract, negligent misrepresentation and fraudulent inducement. The Storage complaint seeks to relieve Storage from its obligation under the fiber lease contract to lease additional fiber from us and claims damages. The complaint does not seek to relieve Storage from its obligation to continue to lease from us fiber it had previously ordered and accepted.

      We believe that we have acted appropriately in connection with the Storage fiber lease contract and plan to vigorously prosecute our claim in New York State Court and defend against the Storage action in Massachusetts. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

      On or about August 8, 2001, Mary Jane Crescente filed an action against the Company, Stephen A. Garofalo and Nicholas M. Tanzi in the United States District Court for the Southern District of New York (No. 01 CV 7353). Ms. Crescente alleges causes of action on behalf of herself and a class of the Company's stockholders who purchased shares of the Company's stock between January 8, 2001 and July 2, 2001, claiming that the defendants engaged in a fraudulent scheme, a deceptive course of action and the dissemination of false and misleading statements in respect of disclosure regarding the commitment letter the Company received from Citicorp USA, Inc. and Salomon Smith Barney, and are therefore liable to the plaintiff class under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that Messrs. Garofalo and Tanzi are liable under
Section 20(a) of the Securities Exchange Act. We intends to vigorously defend the Crescente litigation because it believes that disclosure regarding the Citicorp commitment letter was appropriate. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations.

      On or about August 9, 2001, Misubishi Electric Information Corporation ("MIND") filed a complaint against us in the Southern District of New York, (No. 01 CV 7409), alleging that we interfered in MIND's contractual relations with Pacific Gateway Exchange, Inc. ("PGE"). MIND alleges that our purchase of PGE's ownership position in the cable consortia that own and operate TAT-14 and Japan-US interfered in MIND's purchase of capacity from PGE. The suit claims damages of $15.0 million or such amount as proven at trial plus punitive damages of $100.0 million. We believe that we acted appropriately in connection with our purchase of PGE's ownership position in the cable consortia and intend to vigorously defend the litigation. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of June 30, 2001 and as of the date hereof, we are in default under the indentures governing our 10% senior notes.

      Some of our vendor agreements provide for or purport to impose purchase money liens on the property acquired under such agreements. We believe that we have cured the defaults under our indentures arising from the vendor liens.

      In addition, some of our contractors have filed contractor's, materialmen's and similar liens on our property which liens we believe are in the approximate amount of $20.0 million. Such filed contractors, materialmen's and similar liens exceeds the ceiling on such liens permitted under the indentures and constitutes a default under the indentures. The Company intends to cure the indenture default resulting from such liens.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2001 annual meeting of stockholders on May 11, 2001.

The Stockholders elected the following class A directors at the 2001 annual meeting of stockholders by the indicated votes of the shares of our class A common stock:


                                CLASS OF
         NAME                   DIRECTOR            VOTES FOR           VOTES WITHHELD
----------------------------  --------------   --------------------  --------------------
Stephen A. Garofalo           Class A                  444,835,316             1,157,121
Nicholas M. Tanzi             Class A                  428,357,653            17,634,784

At the annual meeting, the stockholders voted to ratify the retention of Ernst & Young LLP as independent auditors for the 2001 fiscal year, by a vote of 445,379,323 class A shares and all 67,538,544 class B shares (entitled to 675,385,440 votes) voting for the proposal; and 332,880 class A shares voting against the proposal and 280,234 class A shares abstaining.

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

                                          August 14, 2001