Form 10-Q
period 2001-09-30
METROMEDIA FIBER NETWORK INC
filed 2001-11-14
CIK 1043533

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

                     For the period ended September 30, 2001

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
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)              Identification No.)

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

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was:

                 Class         Number of Shares
                 -----         ----------------
                   A            704,048,923
                   B             67,538,544


================================================================================

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
         FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


    ITEM NO.      DESCRIPTION                                                                                PAGE
    --------      -----------                                                                                ----
                                          PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Statements of Operations for the Three and Nine Month
                  Periods Ended September 30, 2001 and 2000.....................................               1

                  Consolidated Balance Sheets as of September 30, 2001 and December 31,
                  2000..........................................................................               2

                  Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                  September 30, 2001 and 2000...................................................               3

                  Notes to Consolidated Financial Statements....................................               4

    Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................              14

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................              19

                                            PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings.............................................................              20

    Item 2.       Changes in Securities and Use of Proceeds.....................................              22

    Item 3.       Defaults Upon Senior Securities...............................................              22

    Item 4.       Submission of Matters to a Vote of Security Holders...........................              22

    Item 5.       Other Information.............................................................              22

    Item 6.       Exhibits and Reports on Form 8-K..............................................              22

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------      ---------      ---------      ---------
                                                                              2001           2000           2001           2000
                                                                           ---------      ---------      ---------      ---------
         Revenue .....................................................     $  91,528      $  51,882      $ 260,156      $ 127,118

         Expenses:
          Cost of sales (excluding non-cash compensation
              in 2001 of $4,813 and $12,918, respectively) ...........        63,372         50,742        205,466        133,466
          Selling, general and administrative, (excluding
             non-cash compensation in 2001 of $13,149 and
             $35,705, respectively, and $919 in 2000) .................       63,146         38,735        185,065         94,363
          Deferred compensation ......................................        17,962            919         48,623            919
          Depreciation and amortization ..............................       125,656         46,033        288,931        118,567
                                                                           ---------      ---------      ---------      ---------
         Loss from operations ........................................      (178,608)       (84,547)      (467,929)      (220,197)
         Other income (expenses):
          Other income and expense ...................................       (20,687)        31,306         (5,057)        93,194
          Interest expense ...........................................       (42,112)       (41,876)      (121,528)      (142,745)
          Loss from joint ventures ...................................          (709)          (198)        (1,138)        (2,739)
                                                                           ---------      ---------      ---------      ---------
         Net loss ....................................................     $(242,116)     $ (95,315)     $(595,652)     $(272,487)
                                                                           =========      =========      =========      =========

         Net loss per share, basic ...................................     $   (0.39)      $   (0.17)     $   (1.00)     $   (0.51)
                                                                           =========      =========      =========      =========

         Net loss per share, diluted .................................           N/A            N/A            N/A            N/A
                                                                           =========      =========      =========      =========

         Weighted average number of shares
          outstanding, basic .........................................       613,711        549,471        598,303        536,808
                                                                           =========      =========      =========      =========

         Weighted average number of shares
          outstanding, diluted .......................................           N/A            N/A            N/A            N/A
                                                                           =========      =========      =========      =========

                             SEE ACCOMPANYING NOTES

           METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES

                    Consolidated Balance Sheets
                 (in 000's, except share amounts)


                                                                                   September 30,    December 31,
                                                                                       2001            2000
                                                                                   -----------      -----------
                                                                                   (UNAUDITED)
                              ASSETS
Current assets:
      Cash and cash equivalents ..............................................     $    12,628      $ 1,148,888
      Marketable securities ..................................................              --          192,349
      Restricted cash, current ...............................................           1,919               --
      Accounts receivable ....................................................         169,438          111,157
      Prepaid expenses and other current assets ..............................          38,340           52,993
                                                                                   -----------      -----------
            Total current assets .............................................         222,325        1,505,387

Fiber optic transmission network and related equipment, net ..................       4,038,995        2,958,096
Property and equipment, net ..................................................          89,616           43,875
Restricted cash ..............................................................          12,535           61,204
Investment in/advances to joint ventures .....................................           9,436           10,270
Other assets .................................................................          88,162           94,749
Intangibles, net .............................................................       2,563,139        1,578,750
                                                                                   -----------      -----------
            Total assets .....................................................     $ 7,024,208      $ 6,252,331
                                                                                   ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................................................     $   421,113      $   302,300
      Accrued expenses .......................................................         617,271          551,507
      Deferred revenue, current portion ......................................          52,243           43,664
      Capital lease obligations and notes payable, current portion ...........           2,709            8,981
                                                                                   -----------      -----------
            Total current liabilities ........................................       1,093,336          906,452
Senior notes payable .........................................................       1,627,400        1,635,400
Convertible subordinated notes payable .......................................         975,281          975,281
Capital lease obligations and notes payable ..................................          44,133           31,036
Deferred revenue .............................................................         462,765          439,988
Other long term liabilities ..................................................          59,171           18,949

Commitments and contingencies (see notes)

Stockholders' equity:
      Class A common stock, $.01 par value; 2,404,031,240
        shares authorized; 548,589,360 and 484,518,343
        shares issued and outstanding, respectively ..........................           5,485            4,845
      Class B common stock, $.01 par value; 522,254,782
        shares authorized; 67,538,544 shares
        issued and outstanding ...............................................             676              676
   Additional paid-in capital ................................................       4,177,747        2,814,480
   Unearned stock-based compensation .........................................        (241,637)              --
   Accumulated deficit .......................................................      (1,160,068)        (564,416)
   Cumulative comprehensive loss .............................................         (20,081)         (10,360)
                                                                                   -----------      -----------
            Total stockholders' equity .......................................       2,762,122        2,245,225
                                                                                   -----------      -----------
            Total liabilities and stockholders' equity .......................     $ 7,024,208      $ 6,252,331
                                                                                   ===========      ===========

                             SEE ACCOMPANYING NOTES

                  METROMEDIA FIBER NETWORK, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN 000'S)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                        2001             2000
                                                                                     -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss .......................................................................     $  (595,652)     $  (272,487)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation .............................................................         153,239           54,123
      Amortization .............................................................         135,692           64,444
      Foreign currency gain ....................................................          (6,469)              --
      Amortization of deferred financing costs .................................           4,259            4,259
      Stocks, options and warrants issued for services .........................             715              108
      Non-cash compensation ....................................................          48,623              919
      Loss from joint ventures .................................................           1,138            2,739
      Loss on writedown of investments .........................................          28,790               --
CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable ......................................................         (53,049)         (14,016)
      Accounts payable and accrued expenses ....................................          (9,428)          83,172
      Deferred revenue .........................................................          31,356           57,453
      Other ....................................................................          37,848           (5,164)
                                                                                     -----------      -----------
   Net cash used in operating activities .......................................        (222,938)         (24,450)
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and purchases of marketable securities ...................................         192,349         (158,805)
Capital expenditures on fiber optic transmission
   network and related equipment ...............................................      (1,057,190)      (1,309,320)
Investment in / advances to joint ventures .....................................          (2,561)          (7,236)
Capital expenditures on property and equipment .................................         (45,151)         (41,199)
Business acquisitions (net of cash acquired)  ..................................         (34,882)          (8,426)
                                                                                     -----------      -----------
   Net cash used in investing activities .......................................        (947,435)      (1,524,986)
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .........................................          10,368          757,341
Purchases and sales of pledged securities, net .................................              --           31,960
Restricted cash secured by letter of credit ....................................          48,131           29,588
Repayment of notes payable and capital lease obligations .......................         (13,544)          (3,319)
Proceeds from issuance of notes payable ........................................              --          975,281
                                                                                     -----------      -----------
   Net cash provided by financing activities ...................................          44,955        1,790,851
                                                                                     -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................         (10,842)         (11,293)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................      (1,136,260)         230,122
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ..................................       1,148,888        1,262,391
                                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ........................................     $    12,628      $ 1,492,513
                                                                                     ===========      ===========
Supplemental information:
   Interest paid ...............................................................     $   111,986      $    31,489
                                                                                     ===========      ===========
   Income taxes paid ...........................................................     $        --      $        --
                                                                                     ===========      ===========
   Accrued capital expenditures ................................................     $   797,014      $   105,954
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

DESCRIPTION OF BUSINESS

      The Company provides fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for its communications intensive customers. The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure to communications carriers and corporate and government customers in the United States and Europe. The Company also provides high bandwidth internet connectivity, co-location services and a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software, installation, co-location and network connectivity and ongoing management. The Company's subsidiary PAIX.net, Inc. ("PAIX"), serves as a packet switching center for ISPs and also offers secure, fault-tolerant co-location services to ISPs.

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

FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

      The fiber optic transmission network and related equipment are stated at cost. Costs incurred in connection with the installation and expansion of the network are capitalized. Depreciation is generally computed using the straight-line method through the life of either the franchise agreement or right of way for the related network. For data centers, depreciation is computed using the straight-line method through the shorter of the life of the lease or ten years.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUE

      The Company recognizes the majority of revenue on telecommunications services ratably over the term of the applicable lease agreements with customers. Amounts billed in advance of the service provided are recorded as deferred revenue. Revenue on managed services, bandwidth and space requirement charges is recognized in the period in which the services are provided.

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

COMPREHENSIVE LOSS

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income (Loss)" establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), and foreign currency translation adjustments. The comprehensive loss for the three and nine months ended September 30, 2001 was approximately $223.4 million and $619.7 million respectively, compared to a loss of approximately $100.7 million and $283.8 million respectively, for the three and nine months ended September 30, 2000.

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

      As of and for the three and nine months ended September 30, 2001 and 2000, in excess of 90% of the Company's assets were located in the United States and the Company derived substantially all of its revenue from businesses located in the United States.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is currently evaluating its intangible assets in relation to the provisions of SFAS 142 to determine the impact the adoption of SFAS 142 will have on its results of operations and financial position. However, the Company believes that application of the non-amortization provision of SFAS 142 will significantly reduce its amortization expense from amounts currently recorded. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets. Based on the Company's current market capitalization, the amount of the goodwill impairment may be significant.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations." The Statement is effective for the Company beginning January 1, 2003. The Company is evaluating the effect the standard will have on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes SFAS No. 121. The Company does not believe that the required adoption of SFAS No. 144 will have any effect on its results of operations or financial position.


2.  FIBER OPTIC TRANSMISSION NETWORK AND RELATED EQUIPMENT

      Fiber optic transmission network and related equipment consist of the following (in 000's):


                                            SEPTEMBER 30,     DECEMBER 31,
                                                2001             2000
                                             -----------      -----------
     Fiber optic network                     $ 1,718,111      $ 1,062,982
     Data Centers                              1,005,983          337,146
     Telecommunication equipment & other         296,580          206,051
     Construction in progress                  1,267,932        1,464,190
                                             -----------      -----------
         Total Network                         4,288,606        3,070,369
     Less: accumulated depreciation             (249,611)        (112,273)
                                             -----------      -----------
                                             $ 4,038,995      $ 2,958,096
                                             ===========      ===========


      Construction in progress includes amounts incurred in the Company's expansion of its network and data centers. These amounts include fiber optic cable and other materials, engineering and other layout costs, fiber optic cable installation costs and other network assets held under capital leases. Construction in progress also includes payments for rights of way for the underlying sections of the network build. During the nine months ended September 30, 2001 and 2000, $55.1 million and $25.8 million of interest expense was capitalized, respectively. The Company's commitment to purchase materials and contracts for the construction of fiber optic network systems was approximately $66.0 million as of September 30, 2001.


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

      The Company's unconsolidated investments in joint ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in 000's):


                                  SEPTEMBER 30,  DECEMBER 31,  OWNERSHIP
                                      2001          2000          %
                                  -------------  ------------  ---------

                AboveNet Japan            --        2,285           (1)
                AboveNet Taiwan        2,827        1,579           56%
                ION                    6,353        6,150           50%
                Other                    256          256           --
                                    --------     --------
                                    $  9,436     $ 10,270
                                    ========     ========

(1) In February 2001, the Company purchased an additional 50% interest in AboveNet Japan, increasing its ownership to 90%, and now consolidates AboveNet Japan.


4.  ACQUISITIONS

      All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

      On February 8, 2001, the Company acquired all the outstanding common stock of SiteSmith, Inc. ("SiteSmith") for a total purchase price, paid in Company class A common stock, of approximately $1.0 billion. The holders of SiteSmith common stock, stock options and warrants received, in exchange for those securities, 1.3404 shares of the Company's class A common stock, stock options and warrants, respectively, per share of SiteSmith common stock or per share issuable upon exercise of SiteSmith stock options and warrants that remained outstanding. The excess of purchase price over the fair value of the net assets acquired was approximately $1.0 billion and has been recorded as goodwill, which is being amortized over ten years. In addition, in connection with the issuance of unvested stock options and restricted shares of class A common stock, the Company recorded approximately $331.2 million of deferred compensation expense, which is being amortized over the remaining vesting periods of three to four years. As part of the Company's integration plan, employees who were deemed to be redundant as a result of the merger were terminated in May 2001. An adjustment was made to increase goodwill by approximately $42.0 million for the amount of deferred compensation expense related to those employees. An additional adjustment of approximately $31.5 million was made to increase goodwill for amounts associated with lease exit costs and other costs to consolidate facilities.

      In February 2001, the Company purchased an additional 50% interest in its 40% owned joint venture in Japan, AboveNet Japan, for approximately $7.5 million.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and SiteSmith as if the acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity during such periods. The amounts are presented in thousands, except per share amounts. Pro forma results of operations for the AboveNet Japan acquisition noted above have not been presented because the effects were not significant.


                                             SEPTEMBER 30,
                                      --------------------------
                                          2001           2000
                                      -----------     ----------
              Revenue                   $ 263,070      $ 140,714
              Net Loss                   (631,129)      (475,007)
              Loss per share, basic         (0.95)         (0.81)


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

      At September 30, 2001, the Company had notes receivable from two officers for approximately $980,000 and $2.1 million, respectively.


6.  DEBT

      On March 6, 2000, the Company issued $975.3 million of 6.15% convertible subordinated notes due March 15, 2010, to Verizon Communications ("Verizon"). The notes were convertible into shares of class A common stock at a conversion price of $17.00 per share. Interest on the notes was payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2000. Upon the occurrence of a change of control, each holder of convertible subordinated notes would have had the right to require the Company to purchase all or any part of that holder's convertible subordinated notes at a price equal to 100% of the outstanding principal amount. The payment of all amounts due on the convertible subordinated notes was subordinated to the prior payment of the senior notes.

      At December 31, 2000, AboveNet had $13.2 million outstanding under its credit facility (the "Credit Facility"), with no additional borrowings available. In February 2001, the Company paid the balance outstanding under the Credit Facility.

      On October 1, 2001 the Company consummated the following financing transactions:

      Pursuant to a Note and Guarantee Agreement, $150 million of the Company's floating rate guaranteed term notes due September 29, 2006 were issued to a group of holders led by Citicorp USA, Inc, as a holder and as administrative agent. The notes have a five year term, bear interest at LIBOR plus 5.5%, or the base rate plus 4.5% and are secured by substantially all of the assets of the Company and its subsidiaries. The Company also issued warrants to this group to purchase up to 203,468,436 shares of its class A common stock at an exercise price per share of approximately $0.54. A trust affiliated with John W. Kluge (the "Kluge trust") purchased $25 million of these notes and received warrants to purchase 33,911,406 shares of the Company's class A common stock out of the total of 203,468,436 shares issuable upon exercise of the warrants issued pursuant to the terms of the Note and Guarantee Agreement. Mr. Kluge and Stuart Subotnick, two of the trustees of the Kluge trust, are directors of the Company. A different trust affiliated with Mr. Kluge is a partner in Metromedia Company, a stockholder of the Company.

      Pursuant to a Notes Purchase Agreement, the Company issued to Verizon $50 million of its 8.5% senior secured convertible promissory notes due 2011. These notes are convertible into 92,807,425 shares of the Company's class A common stock at a price per share of approximately $0.54.

      The Company exchanged $975.3 million of its 6.15% convertible subordinated notes due 2010 held by Verizon for (1) $500.0 million of its 6.15% series A convertible subordinated notes due 2010 that are convertible into 166,666,667 shares of its class A common stock at a price per share of $3.00 and (2) $475.3 million of its 6.15% series B convertible subordinated notes due 2010 that are convertible into 27,957,706 shares of its class A common stock at a price per share of $17.00.

      The Company, the Kluge trust, David Rockefeller and Stephen Garofalo entered into a Note Purchase Agreement under which the Kluge trust and Messrs. Rockefeller and Garofalo purchased $180 million of the Company's 8.5% senior convertible notes. The notes bear interest at 8.5% per year, are due and payable on November 1, 2011 and are convertible into 334,106,729 shares of its class A common stock at a price of approximately $0.54 per share. As a condition to the issuance and sale of the senior convertible notes, the Company entered into a registration rights agreement giving the Kluge trust and Messrs. Rockefeller and Garofalo registration rights with respect to the class A common stock that is issuable upon conversion of the senior convertible notes. Mr. Rockefeller is a director of the Company and Mr. Garofalo is the chairman of the board of directors.

      In connection with the restructuring of amounts owed to Bechtel Corporation ("Bechtel"), the Company paid Bechtel $9.0 million and issued its 8.5% senior subordinated convertible promissory notes due September 30, 2003. The principal amount of these notes will be between $79.0 million and $99.0 million, depending on the outcome of a reconciliation process that is in progress as of the date of this report. The notes are convertible into between 146,635,731 and 183,758,701 shares of the Company's class A common stock at a price per share of approximately $0.54. The Company also issued Bechtel a warrant to purchase up to 25 million shares of our class A common stock at a price per share of approximately $0.54.

      In connection with certain amounts owed or to be paid to Nortel Networks, Inc. ("Nortel") for previously purchased equipment, the Company entered into a financing agreement with Nortel, under which the Company made an initial payment of $15 million,issued $231.0 million of 14% term notes due 2007 and issued Nortel a warrant topurchase up to 84,778,516 shares of the Company's class A common stock at a price per share of approximately $0.54.

      The Note and Guarantee Agreement pursuant to which the $150.0 million notes due in 2006 were issued, the Note Purchase Agreement pursuant to which the $50.0 million notes due 2011 were issued, the 8.5% convertible promissory notes issued to Bechtel and the Note and Guarantee Agreement pursuant to which the $231.0 million notes due in 2007 were issued, contain a variety of affirmative and negative covenants, including various financial covenants and limitations on the incurrence of additional indebtedness, sale and leaseback transactions, transactions with affiliates and capital expenditures.

      In connection with the above transactions and other transactions pursuant to which the Company agreed to issue stock in satisfaction of certain obligations, the Company restructured approximately an additional $338.4 million owed to certain vendors based on agreements consummated through October 31, 2001. As part of this restructuring, the Company issued
155,436,962 shares of its class A common stock and warrants to purchase up to
22.3 million shares of its class A common stock at a price per share of approximately $0.54. After giving effect to this restructuring, the Company remains obligated to make aggregate payments of $209.5 million to these vendors over the next two years exclusive of $33.3 million paid to these vendors at closing.

      The warrants and convertible notes issued in the financing transactions are exercisable at any time after their initial exercise dates, expected to occur prior to the end of the calendar year, and prior to their respective expiration dates and the convertible notes are convertible at any time after their initial exercise dates, expected to occur prior to the end of the calendar year, and prior to their respective maturity dates. The convertible note and warrant agreements contain antidilution and similar adjustment provisions, which have been triggered by the Company's issuance of shares of class A common stock after October 1, 2001. The Company does not believe the dilution caused by such provisions will be material to it or to the holders of its securities.

      The following unaudited condensed consolidated balance sheet illustrates the effects of the closing of financings and restructuring of vendor payables, which were consummated on October 1, 2001, as if these events were consummated as of September 30, 2001.

      Where the Company was able to negotiate a restructuring of a vendor payable whereby the vendor agreed to a concession, the Company plans to record the restructuring as a troubled debt restructuring. Under this accounting, the gain will be limited to the amount by which the recorded payable exceeds the renegotiated amount of undiscounted cash flows and fair value of equity required to repay the restructured obligation. The Company will record the resulting gain as an extraordinary item.

                         METROMEDIA FIBER NETWORK, INC.
             CONDENSED COMBINED PRO FORMA BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001


(IN THOUSANDS)

                                                                                           AS        PRO FORMA        PRO-FORMA
                                                                                        REPORTED    ADJUSTMENTS   SEPTEMBER 30, 2001
                             ASSETS
Current assets:
      Cash and cash equivalents ................................................     $    12,628       311,404 (1)    $   324,032
      Marketable securities ....................................................              --            --                 --
      Restricted cash, current .................................................           1,919            --              1,919
      Accounts receivable ......................................................         169,438            --            169,438
      Prepaid expenses and other current assets ................................          38,340            --             38,340
                                                                                     -----------                      -----------
            Total current assets ...............................................         222,325            --            533,729
Fiber optic transmission network and related equipment, net ....................       4,038,995            --          4,038,995
Property and equipment, net ....................................................          89,616            --             89,616
Restricted cash ................................................................          12,535            --             12,535
Investment in/advance to joint ventures ........................................           9,436            --              9,436
Other assets ...................................................................          88,162         8,827 (2)         96,989
Intangibles, net ...............................................................       2,563,139            --          2,563,139
                                                                                     -----------                      -----------
            Total assets .......................................................     $ 7,024,208                      $ 7,344,439
                                                                                     ===========                      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses ....................................     $ 1,038,384      (682,434)(3)    $   355,950
      Deferred revenue, current portion ........................................          52,243            --             52,243
      Capital lease obligations and notes payable, current portion .............           2,709       105,518 (3)        108,227
                                                                                     -----------                      -----------
            Total current liabilities ..........................................       1,093,336            --            516,420
Senior notes payable ...........................................................       1,627,400       301,832 (1)(3)   1,929,232
Convertible subordinated notes payable .........................................         975,281            --            975,281
Convertible notes payable ......................................................              --       312,490 (1)(3)     312,490
Capital lease obligations and notes payable ....................................          44,133       103,938 (3)        148,071
Deferred revenue ...............................................................         462,765            --            462,765
Other long term liabilities ....................................................          59,171            --             59,171

Stockholders' equity:
      Class A common stock, $.01 par value; 2,404,031,240
        shares authorized; and 548,589,360 and 703,991,489
        shares issued and outstanding, actual and proforma
        respectively ...........................................................           5,485         1,554 (4)          7,039
      Class B common stock, $.01 par value; 522,254,782
        shares authorized; 67,538,544 shares issued
        and outstanding ........................................................             676            --                676
   Additional paid-in capital ..................................................       4,177,747       149,656 (4)      4,327,403
   Unearned stock-based compensation ...........................................        (241,637)           --           (241,637)
   Accumulated deficit .........................................................      (1,160,068)       27,677 (5)     (1,132,391)
   Cumulative comprehensive loss ...............................................         (20,081)           --            (20,081)
                                                                                     -----------                      -----------
            Total stockholders' equity .........................................       2,762,122                        2,941,009
                                                                                     -----------                      -----------
            Total liabilities and stockholders' equity .........................     $ 7,024,208                      $ 7,344,439
                                                                                     ===========                      ===========

Notes:

(1) Reflects the amount of cash received from the issuance and sale of $150.0 million of our floating rate guaranteed notes due 2006 and the associated warrants and $230.0 million of our 8.5% senior convertible notes, net of issuance costs of $6.2 million, payments to vendors of $58.0 million and fees of $4.4 million paid in connection with the consent solicitation regarding our 10% senior notes.

(2) Reflects the deferred financing costs of the transactions we completed on October 1, 2001.

(3) Reflects the issuance of notes and restructuring of payment terms of estimated amounts owed to vendors.

(4) Consists of the fair value of shares of our class A common stock issued on October 1, 2001, plus the value, determined in accordance with the Black-Scholes methodology, of warrants issued on such date.

(5) Consists of an estimated $30.2 million extraordinary gain on the restructuring of vendor payables, offset by $2.5 million of fees paid in connection with the consent solicitation regarding our 10% senior notes.


7.  VERIZON INVESTMENT

      On March 6, 2000, the Company closed a securities purchase agreement with Verizon, under which Verizon purchased approximately 51.1 million newly issued shares of MFN class A common stock at a purchase price of $14.00 per share and a convertible subordinated note of approximately $975.3 million, which was convertible into shares of MFN class A common stock at a conversion price of $17.00 per share (see Note 6).

      As is set forth in Note 6, on October 1, 2001, pursuant to a Notes Purchase Agreement, the Company issued to Verizon $50 million of its 8.5% senior secured convertible promissory notes due 2011. These notes are convertible into 92,807,425 shares of the Company's class A common stock at a price per share of approximately $0.54. Also on October 1, 2001, the Company exchanged $975.3 million of its 6.15% convertible subordinated notes due 2010 held by Verizon for
(1) $500.0 million of our 6.15% series A convertible subordinated notes due 2010 that are convertible into 166,666,667 shares of our class A common stock at a price per share of $3.00 and (2) $475.3 million of our 6.15% series B convertible subordinated notes due 2010 that are convertible into 27,957,706 shares of our class A common stock at a price per share of $17.00.


8.  FIBERNET TELECOM GROUP INVESTMENT

      Prior to the second quarter of 2001, the Company considered the decline in the market value of its investment in FiberNet Telecom Group, Inc. ("FiberNet") to be temporary, due to the volatility and overall weakness in telecommunication securities. However, during the second quarter of 2001, the Company no longer deemed this decline to be temporary and recorded a loss of $24.3 million in connection therewith. During the third quarter of 2001, an additional loss of $4.5 million was recorded.


9.  CONTINGENCIES

      On or about September 12, 1998, Claudio E. Contardi commenced an action against Peter Sahagen, Sahagen Consulting Group of Florida and the Company in the United States District Court for the Southern District of New York (No. 98 CIV 4140) (the "Contardi Litigation"). Mr. Contardi alleges a cause of action for, among other things, breach of a finder's fee agreement entered into between Mr.Sahagen and Mr. Contardi on or about November 14, 1996 and breach of an implied covenant of good faith and fair dealing contained in the finder's fee agreement. Mr. Contardi is seeking, among other things, a number of shares of the Company's common stock which the Company cannot currently ascertain but believes to be approximately 112,500 shares (calculated as of the date on which the complaint was filed without taking into account subsequent stock splits) or damages in an amount which the Company cannot currently ascertain but believes to be approximately $4.9 million
(calculated as of the date on which the complaint was filed) and all costs and expenses incurred by him in this action. The Company has filed an answer to the complaint and has raised affirmative defenses. The Company moved for summary judgment on the complaint. On or about September 5, 2000, the court denied the summary judgment motion. On or about July 20, 2000, the court entered a stipulation and order dismissing this action without prejudice on the grounds that the court lacks subject matter jurisdiction. On or about December 28, 2000, Contardi refiled the action in the Southern District of New York, captioned Contardi v. Sahagen et al. 00 CIV 9811 (JGK), alleging claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion and unjust enrichment. Contardi seeks, among other things, 1,814,400 shares of the Company's stock or damages "in the amount of the highest value of said MFN/NFN shares to which plaintiff was and is entitled, from the date of defendants' breach to time of trial, together with interest therein."

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

      The Company is a respondent in a proceeding and before the California Public Utilities Commission ("CPUC"). The issue before the CPUC is whether the Company improperly engaged in certain construction actions under the authority of its initial Certificate of Public Convenience and Necessity ("CPCN"). The Company believes that it did not act improperly and is vigorously asserting its defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against the Company's CPCN.

      In June 2001, the Company commenced an action in New York State Court against one of its fiber customers, Storage Networks, Inc. ("Storage") for anticipatory breach of its fiber lease contract with the Company. In July 2001, Storage filed an action against the Company in Massachusetts State Court claiming, among other things, breach of contract, negligent misrepresentation and fraudulent inducement. The Storage complaint seeks to relieve Storage from its obligation under the fiber lease contract to lease additional fiber from MFN and claims damages. The complaint does not seek to relieve Storage from its obligation to continue to lease from MFN fiber it had previously ordered and accepted.

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

      On or about August 8, 2001, Mary Jane Crescente filed an action against the Company, Stephen A. Garofalo and Nicholas M. Tanzi in the United States District Court for the Southern District of New York (No. 01 CV 7353). Ms. Crescente alleges causes of action on behalf of herself and a class of the Company's stockholders who purchased shares of the Company stock between January 8, 2001 and July 2, 2001, claiming that the defendants engaged in a fraudulent scheme, deceptive course of action and the dissemination of false and misleading statements in respect of disclosure regarding the commitment letter the Company received from Citicorp USA, Inc. and Salomon Smith Barney, and are therefore liable to the plaintiff class under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that Messrs. Garofalo and Tanzi are liable under Section 20(a) of the Securities Exchange Act.

      Subsequent to the filing of the Crescente action, a number of similar class action complaints against the Company, Stephen Garofalo and Nicholas Tanzi have been announced including Black v. Metromedia Fiber Network, Inc., Stephen
A. Garofalo and Nicholas Tanzi (filed by the law firms of Milberg Weiss and Cauley Geller Bowman and Coates in the United States District Court for the Southern District of New York); a class action complaint announced by Bernstein Liebhard &

Lifshitz in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Kirby McInerney & Squire in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Stull, Stull & Brody in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Schiffrin & Barroway in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Berger & Montague in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint served September 7, 2001, George Murphy
v. Metromedia Fiber Network, Inc., Stephen A. Garofalo and Nicholas Tanzi (filed by the law firm of Lowey Dannenberg Bempaorad & Selinger, PC in the United States District Court for the Southern District of New York (No. 01 CV 8341)); and Saul B. Linder and Claire Linder v. Metromedia Fiber Network, Inc., Stephen
A. Garofalo and Nicholas Tanzi (filed by the law firm of Wolf Popper LLP in the United States District Court for the Southern District of New York (No. 01 CV
8178)).

      The Company intends to vigorously defend the Crescente litigation and the other similar actions because the Company believes that its disclosure regarding the Citicorp commitment letter was appropriate. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations.

      On or about August 9, 2001, Mitsubishi Electric Information Corporation ("MIND") filed a complaint against the Company in the Southern District of New York, (No. 01 CV 7409), alleging that the Company interfered in MIND's contractual relations with Pacific Gateway Exchange, Inc. ("PGE"). MIND alleges that the Company's purchase of PGE's ownership position in the cable consortia that own and operate TAT-14 and Japan-US interfered in MIND's purchase of capacity from PGE. The suit claims damages of $15.0 million or such amount as proven at trial plus punitive damages of $100.0 million. The Company believes that it acted appropriately in connection with its purchase of PGE's ownership position in the cable consortia and intends to vigorously defend the litigation. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations.

      On or about August 16, 2001, Level 3 Communications, Inc. filed an action for breach of contract against the Company in the State of Colorado for an unspecified amount based on the Company's non-payment of amounts alleged to be due under certain joint build contracts and our utilization of facilities constructed by Level 3 without payment of such amounts alleged to be due. On or about October 24, 2001 and October 30, 2001, Level 3 filed a similar actions in California and Illinois, respectively, with respect to facilities constructed by Level 3 in those states. In the California action, Level 3 also alleged that it has a security interest in the California facilities that it constructed for the Company. The Company believes that it has acted appropriately in connection with its joint build activities with Level 3 and intends to vigorously defend the litigation in Colorado, California, and Illinois. However, the Company can make no assurances that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company will be successful in defending against these allegations.

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

GENERAL

      We provide dedicated fiber optic infrastructure, high-bandwidth internet connectivity and managed internet infrastructure services for our communications intensive customers. We are a facilities-based provider of end-to-end optical solutions that offer virtually unlimited, unmetered bandwidth at a fixed cost to our communications carrier, corporate and government customers in the United States and Europe. We provide a comprehensive internet infrastructure management solution that includes design and architecture, hardware and software, installation, co-location and network connectivity and ongoing management. The combined company facilitates the growth of e-commerce and advanced internet and communications applications by delivering secure, reliable and scaleable optical networks and IP services to internet content and service providers, communications carriers and enterprise users worldwide.

      As of September 30, 2001, we have 1,575 employees.

      On October 1, 2001, we completed a $611.0 million financing package (see Liquidity and Capital Resources of this Item). As a result of our covenants in connection with this financing and due to the changing economic climate, we are prioritizing our build out and allocating our capital resources towards the cities that have the greatest demand.

      Our existing intra-city networks consist of approximately 1,579,000 fiber miles covering in excess of 3,987 route miles in the United States. Our inter-city network consists of approximately 336,000 fiber miles primarily covering the 407 route-mile network that we have built between New York City and Washington, D.C. and our nationwide dark fiber network linking our intra-city networks.

      In Europe, our existing intra-city international network consists of approximately 169,000 fiber miles covering approximately 484 route miles. Our inter-city international network consists of approximately 21,000 fiber miles on the Circe network, which connects a number of European markets. Additionally, we have installed a conduit covering 1,450 route miles that connects 14 of Germany's largest cities such as Hamberg, Berlin, Munich, Frankfurt and Dusseldorf. Separately, we have also entered into a contract to acquire rights to dark fiber network facilities in Toronto, Canada.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000, AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

      Revenues for the third quarter of 2001 were $91.5 million or 76% greater than revenues of $51.9 million for the third quarter of 2000. Revenues for the nine months ended September 30, 2001 were $260.2 million, or 105% greater than revenues of $127.1 million for the same period in 2000. The increases for the three and nine months ended September 30, 2001, compared with the three and nine months ended September 30, 2000 reflect higher revenues associated with commencement of service to an increased total number of customers and the inclusion of SiteSmith's revenue for the period from February 8, 2001, the acquisition date. Internet infrastructure revenue rose 45% to $56.0 million for the third quarter of 2001, compared with $38.7 million for the third quarter of 2000. Optical infrastructure revenues increased to $35.5 million, up 173% from the third quarter of 2000.


COST OF SALES

      Cost of sales was $63.4 million in the third quarter of 2001, a 25% increase over cost of sales of $50.7 million for the third quarter of 2000. Cost of sales for the nine months ended September 30, 2001 was $205.5 million, or 54% greater than cost of sales of $133.5 million for the same period in 2000. The increases for the three and nine months ended September 30, 2001, compared with the three and nine months ended September 30, 2000, are primarily due to costs associated with an increased amount of customers and the costs associated with the operation of our networks and the inclusion of SiteSmith's cost of sales since the acquisition date. Cost of sales as percentages of revenue for the third quarters of 2001 and 2000 was 69% and 98%, respectively, and 79% and 105% for the nine months ended September 30, 2001 and 2000, respectively. The decreased percentages of cost of sales as compared to revenue for the three and nine months ended September 30, 2001 reflect headcount reductions, as well as our decreased cost of data circuits coupled with revenue growth.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $63.1 million for the third quarter of 2001, from $38.7 million during the third quarter of 2000, an increase of $24.4 million or 63%. Selling, general and administrative expenses, for the nine month period ended September 30, 2001 versus the nine month period ended September 30, 2000 increased 96% to $185.1 million from $94.4 million. The increase in selling, general and administrative expenses in the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000 resulted primarily from the increased headcount and other overhead to support our network expansion as well as the inclusion of SiteSmith's results since the acquisition date. As a percentage of revenue, selling, general and administrative expenses were 69% and 71% for the three and nine month periods ended September 30, 2001 compared to 75% and 74% for the comparable periods in 2000.


NON-CASH COMPENSATION

      Non-cash compensation increased to $18.0 million and $48.6 million for the three and nine months ended September 30, 2001 from $1.0 million for the three and nine months ended September 30, 2001. Non-cash compensation is primarily attributable to the issuance of unvested stock options and restricted shares of stock in connection with the acquisition of SiteSmith.


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

      For the three and nine months ended September 30, 2001, we recognized EBITDA losses of $53.0 million and $179.0 million, respectively, compared with EBITDA losses for the three and nine months ended September 30, 2000 of $38.5 million and $101.6 million, respectively. The increased EBITDA losses are primarily due to the recording of non-cash compensation charges in connection with the SiteSmith acquisition, higher fixed costs related to the operation of the network and increased overhead to support out network expansion.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $125.7 million and $288.9 million for the three and nine months ended September 30, 2001, respectively, versus $46.0 million and $118.6 million for the three and nine months ended September 30, 2000, respectively. This represents increases of $79.7 million and $170.3 million for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase in depreciation and amortization expense resulted primarily from amortization of the goodwill relating to the acquisition of SiteSmith and increased investment in our completed fiber optic network and data centers and additional property and equipment acquired.


LOSS FROM OPERATIONS

      For the three and nine months ended September 30, 2001 we recognized losses from operations of $178.6 million and $467.9 million, respectively. This represents an increased loss of $94.1 million for the three months ended September 30, 2001 from the $84.5 million loss from operations reported for the three months ended September 30, 2000, and an increased loss of $247.7 million for the nine months ended September 30, 2001 from the $220.2 million loss from operations reported for the nine months ended September 30, 2000. The increased loss from operations was attributable to the acquisition of SiteSmith and the related goodwill amortization and increased overhead and fixed costs to support our network expansion.


OTHER INCOME AND EXPENSE

      Other income and expense was a net expense of $20.7 million for the three months ended September 30, 2001, as compared to a net income of $31.3 million for the three months ended September 30, 2000. For the nine months ended September

30, 2001, other income and expense was a net expense amount of $5.1 million compared to a net income of $93.2 million for the nine months ended September 30, 2000. The decreases in other income are primarily due to smaller cash balances generating less interest income, as well as write downs of our investment in FiberNet Telecom Group of $4.5 million and $28.8 million for the three and nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, these losses were increased by a foreign currency loss of $16.4 million. For the nine months ended September 30, 2001, these losses were partially offset by a foreign currency gain of $6.5 million.


INTEREST EXPENSE

      Interest expense increased in the three months ended September 30, 2001 to $42.1 million, versus $41.9 million for the three months ended
September 30, 2000. Interest expense decreased in the nine months ended September 30, 2001 to $121.5 million from $142.8 million in the nine months ended September 30, 2000. The increased interest expense in the third quarter of 2001 as compared to the third quarter of 2000 is primarily attributable to an increase in capital lease obligations. The year to date decrease in interest expense is due to the effect of the favorable exchange rate between the dollar and the Eurodollar on the expense due on our Eurodollar denominated debt, and an increase in capitalized interest.


NET LOSS

      We had net losses of $242.1 million and $595.7 million, respectively for the three and nine months ended September 30, 2001, versus net losses of $95.3 million and $272.5 million, respectively for the comparable periods of 2000. For the three and nine months ended September 30, 2001, basic net loss per share was $0.39 and $1.00, respectively, versus basic net loss per share of $0.17 and $0.51, respectively for the three and nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

      Our initial public offering, on October 28, 1997, of 145,728,000 shares of class A common stock generated net proceeds of $133.9 million, after deducting the underwriter's commission and expenses relating to such initial public offering. In addition, on November 25, 1998, we issued and sold 10% senior notes due 2008, which generated net proceeds of $630.0 million. Also, on October 25, 1999, we issued and sold 10% senior notes due 2009, which generated net proceeds of $974.2 million. On October 7, 1999, we entered into a securities purchase agreement with Verizon, under which Verizon purchased shares of our class A common stock and a convertible subordinated note. The agreement closed on March 6, 2000 and generated net proceeds of approximately $1.7 billion.

      Cash used in operating activities was $222.9 million for the nine months ended September 30, 2001, compared with $24.5 million used in operations for the comparable period in 2000. For the nine months ended September 30, 2001 we used $947.4 million of cash for investing activities as compared to $1.5 billion for the comparable period in 2000. For the nine months ended September 30, 2001, financing activities provided $45.0 million compared to the $1.8 billion of cash provided during the comparable period in 2000.

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

      On October 1, 2001, we completed a $611.0 million financing package comprised of a $150.0 million note purchase facility led by Citicorp, USA; $230.0 million in convertible debt financing of which $180.0 million was purchased by affiliates of the Company and $50.0 million was purchased by a subsidiary of Verizion Communications and $231.0 million in vendor financing for equipment previously purchased. We also completed agreements with other Company vendors to modify payments of our pre-existing obligations to such vendors. Additionally, MFN and Verizon adjusted the conversion price on $500.0 million of the 6.15% convertible subordinated notes due 2010 from $17 per share to $3 per share (See Note 6 of the Financial Statements in Item 1 for full description of financing). The terms of the financing include a variety of affirmative and negative covenants, including various financial covenants and limitations on the incurrence of additional indebtedness, sale and leaseback transactions, transactions with affiliates and capital expenditures. As a result of these covenants and changing market conditions, we have reevaluated our capital expenditure program, and we expect that our planned network buildout of 67 cities in North America and Europe by 2004 will be driven by customer demand. Currently we have commitments to fund the construction of approximately $28.0 million of network over the next three months. Except for those commitments, over the next twelve months, we anticipate that additions to our Network will be limited to customer specific projects, primarily to connect our customers to our existing network.

      After completion of the October 1, 2001 financing, we believe we have sufficient liquidity to fund our operations for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, our financial position is routinely subjected to a variety of risks. In addition to the market risk associated with interest and currency movements on our outstanding debt, we are subject to other types of risk such as the collectibility of our accounts receivables. At September 30, 2001, our principal long term obligations are our $650.0 million 10% senior notes due 2008 and $977.4 million 10% senior notes due 2009, and the convertible subordinated note of approximately $975.3 million issued to Verizon Communications in March 2000. The fair value of the long-term debt at September 30, 2001 was $1.2 billion. A 10% decrease and a 10% increase in the level of interest rates would result in an increase in the fair value of our long term obligations by approximately $134.5 million and a decrease in the fair value of our long term obligation by approximately $126.0 million, respectively.

      We are also subject to market risk associated with foreign currency exchange rates. Approximately, $227.4 million of our 10% senior notes are denominated in Euros. We have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. A 10% decrease and a 10% increase in the currency rates related to our Euro denominated 10% senior notes due 2009 would result in a decrease in the fair value of our long term obligations by $14.4 million and an increase in the fair value of our long term obligations by $14.4 million, respectively.

      We had approximately $27.1 million in cash and cash equivalents at September 30, 2001 (approximately $14.5 million was restricted cash). To the extent our cash and cash equivalents exceed our short-term funding requirements, we may invest our excess cash and cash equivalents in longer-term high-quality financial instruments. Such investments when made will be subject to changes in interest rates.

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

      In January 2000, Herman Goldsmith and Arnold S. Schickler commenced an action against us, F. Garofalo Electric Co., Inc. and Stephen A. Garofalo in the Supreme Court of the State of New York, County of New York (No. 600163/00). The complaint alleges a cause of action for breach of contract in connection with an alleged "finders agreement" entered into in 1993 between Messrs. Goldsmith and Schickler, on the one hand, and F. Garofalo Electric Co., Inc. and Stephen A. Garofalo, on the other. Plaintiffs seek damages of $860.6 million, plus interest from September 7, 1999, in addition to their costs, expenses and reasonable attorneys' fees. On March 28, 2001, the court dismissed the action for failure to state a cause of action. The plaintiffs may appeal the dismissal.

      We are a respondent in a proceeding and before the California Public Utilities Commission. The issue before the California Public Utilities Commission is whether we improperly engaged in certain construction actions under the authority of our initial certificate of public convenience and necessity or CPCN. We believe that we did not act improperly and are vigorously asserting our defenses. The possible ramifications stemming from the proceeding includes fines, sanctions and actions taken against our CPCN.

      In June 2001, we commenced an action in New York State Court against one of our fiber customers, Storage Networks, Inc. for anticipatory breach of its fiber lease contract with us. In July 2001, Storage Networks filed an action against us in Massachusetts State Court claiming, among other things, breach of contract, negligent misrepresentation and fraudulent inducement. The Storage Networks complaint seeks to relieve Storage Networks from its obligation under the fiber lease contract to lease additional fiber from us and claims damages. The complaint does not seek to relieve Storage Networks from its obligation to continue to lease from us fiber it had previously ordered and accepted.

      We believe that we have acted appropriately in connection with the Storage Networks fiber lease contract and plan to vigorously prosecute our claim in New York State Court and defend against the Storage Networks action in Massachusetts.

However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

      On or about August 8, 2001, Mary Jane Crescente filed an action against us, Stephen A. Garofalo and Nicholas M. Tanzi in the United States District Court for the Southern District of New York (No. 01 CV 7353). Ms. Crescente alleges causes of action on behalf of herself and a class of the Company's stockholders who purchased shares of the Company's stock between January 8, 2001 and July 2, 2001, claiming that the defendants engaged in a fraudulent scheme, a deceptive course of action and the dissemination of false and misleading statements in respect of disclosure regarding the commitment letter that we received from Citicorp USA, Inc. and Salomon Smith Barney, and are therefore liable to the plaintiff class under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that Messrs. Garofalo and Tanzi are liable under Section 20(a) of the Securities Exchange Act.

      Subsequent to the filing of the Crescente action, a number of similar class action complaints against us, Stephen Garofalo and Nicholas Tanzi have been announced including Black v. Metromedia Fiber Network, Inc., Stephen A. Garofalo and Nicholas Tanzi (filed by the law firms of Milberg Weiss and Cauley Geller Bowman and Coates in the United States District Court for the Southern District of New York); a class action complaint announced by Bernstein Liebhard & Lifshitz in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Kirby McInerney & Squire in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Stull, Stull & Brody in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Schiffrin & Barroway in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint announced by Berger & Montague in the United States District Court for the Southern District of New York (plaintiff currently not known to the Company); a class action complaint served September 7, 2001, George Murphy
v. Metromedia Fiber Network, Inc., Stephen A. Garofalo and Nicholas Tanzi (filed by the law firm of Lowey Dannenberg Bempaorad & Selinger, PC in the United States District Court for the Southern District of New York (No. 01 CV 8341)); and Saul B. Linder and Claire Linder v. Metromedia Fiber Network, Inc., Stephen
A. Garofalo and Nicholas Tanzi (filed by the law firm of Wolf Popper LLP in the United States District Court for the Southern District of New York (No. 01 CV
8178)).

      We intend to vigorously defend the Crescente litigation and the other similar actions because we believe that our disclosure regarding the Citicorp commitment letter was appropriate. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

      On or about August 9, 2001 Mitsubishi Electric Information Corporation filed a complaint against us in the Southern District of New York, (No. 01 CV
7409), alleging that we interfered in Mitsubishi Electric's contractual relations with Pacific Gateway Exchange, Inc.. Mitsubishi Electric alleges that our purchase of PGE's ownership position in the cable consortia that own and operate TAT-14 and Japan-US interfered in Mitsubishi Electric's purchase of capacity from Pacific Gateway. The suit claims damages of $15.0 million or such amount as proven at trial plus punitive damages of $100.0 million. We believe that we acted appropriately in connection with our purchase of Pacific Gateway's ownership position in the cable consortia and intend to vigorously defend the litigation. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

      On or about August 16, 2001, Level 3 Communications, Inc. filed an action for breach of contract against us in the State of Colorado for an unspecified amount based on our non-payment of amounts alleged to be due under certain joint build contracts and our utilization of facilities constructed by Level 3 without payment of such amounts alleged to be due. On or about October 24, 2001 and October 30, 2001, Level 3 filed similar actions in California and Illinois, respectively, with respect to facilities constructed by Level 3 in those states. In the California action, Level 3 also alleged that it has a security interest in the California facilities that it constructed for us. We believe that we have acted appropriately in connection with our joint build activities with Level 3 and intend to vigorously defend the litigation in Colorado, California and Illinois. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in defending against these allegations.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of September 30, 2001, we were in default under the indentures governing our 10% senior notes. Some of our vendor agreements provide for or purport to impose purchase money liens on the property acquired under such agreements. In addition, some of our contractors filed contractor's, materialmen's and similar liens on our property. Such vendor liens and filed contractor's, materialmen's and similar liens exceeded the ceiling on such liens permitted under the indentures and constituted a default under the indentures.

      In connection with the financing transactions effected October 1, 2001, we procured the release of a substantial amount of vendor liens and filed contractor's, materialmen's and similar liens. We also solicited the holders of the 10% senior notes to consent to specified modifications of the indentures governing the notes and to waive the defaults. We received the requisite number of consents from the holders, and accordingly the indentures have been modified with the effect that our existing financing structure does not give rise to an event of default under the indentures, and the defaults have been waived. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

None

b)    Reports on Form 8-K

On October 10, 2001, we filed a current report on Form 8-K to report the financing transactions effected October 1, 2000 and described in "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

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

                                    METROMEDIA FIBER NETWORK, INC.
                                    ------------------------------
                                          (Registrant)

                                          By:  /s/ RANDALL LAY
                                             -----------------------------------
                                          Randall Lay
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                                          November 14, 2001