Form 10-K
period 2006-12-31
ABOVENET INC
filed 2008-05-13
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23269

AboveNet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3982836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 HAMILTON AVENUE
WHITE PLAINS, NY 10601
(Address of Principal Executive Offices)

(914) 421-6700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was approximately $350 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2008, was 10,700,592.

DOCUMENTS INCORPORATED BY REFERENCE: NOT APPLICABLE

ABOVENET, INC.

For The Year Ended December 31, 2006

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2006. Although we are required by the rules of the Securities and Exchange Commission to include selected financial information in Item 6 below for the year ended December 31, 2002 and for the period from January 1 to September 7, 2003, we are unable to do so because of a lack of historical records. As discussed further in this report, we emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 8, 2003.

ITEM 1. BUSINESS

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our company”) provides high bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our communications infrastructure and global Internet protocol (IP) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions. Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery and business continuity. We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate. In addition, we also provide dark fiber services to selected customers. We have included a Glossary of Terms beginning on page 8 to explain the many technical terms that are commonly used in our industry to assist you to better understand our business. We recommend that you refer to this Glossary as you review the description of our business.

Metro networks. We are a facilities-based provider that operates fiber-optic networks in 14 major markets in the U.S. and one in the U.K. (London). We refer to these networks as our metro networks. These metro networks have significant reach and breadth. They consist of approximately 1.8 million fiber miles across approximately 4,500 cable route miles in the U.S. and in London. In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles across approximately 500 cable route miles.

Long haul network. Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning 10,000 cable route miles that connects each of our 14 U.S. metro networks. We run advanced dense wavelength-division multiplexing (DWDM) equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network. We are also members of the Japan-US Cable Network (JUS) and Trans-Atlantic undersea telecommunications consortia (TAT-14) that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively. We refer to this network as our long haul network.

IP network. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S., Europe and Japan. Our IP network operates using advanced routers and switches that facilitate the delivery of IP transit services and IP-based virtual private network (VPN) services. A hallmark of our IP network is that we have direct connectivity to a large number of IP networks operated by others through peering agreements and to many of the most important bandwidth centers and peering exchanges.

Corporate History

We were formed as National Fiber Network, Inc. on April 8, 1993 and our name was changed to Metromedia Fiber Network, Inc. (also referred to as “MFN”) on August 12, 1997. Initially, we focused on providing dark fiber to carrier customers in the U.S. and later, as we expanded, in Europe. In September 1999, we acquired AboveNet Communications, Inc., a data center facility and Internet connectivity provider as well as PAIX.net, Inc., an AboveNet Communications, Inc. subsidiary that operated Internet peering exchanges. In February 2001, we acquired SiteSmith, Inc., a provider of managed web-hosting services. The combined entity was focused on providing a range of services for the growing Internet market. Customers could use our metro networks, data centers and IP network with our professional services to satisfy their demand for Internet connectivity.

Along with a number of other telecommunications providers, in 2001 we experienced significant liquidity and other financial problems. As a result, substantially all of our U.S. entities filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on May 20, 2002. During the bankruptcy period, we sold or disposed of certain assets including most of our European operations and a number of our data centers (including those operated by PAIX.net, Inc.) and also significantly reduced our managed services operations. We changed the name of our parent company to AboveNet, Inc. on August 29, 2003 and emerged from bankruptcy on September 8, 2003.

Since emerging from bankruptcy, our management team has transformed us from a carrier-centric provider of dark fiber, Internet connectivity and co-location facilities to a company focused on taking advantage of our extensive fiber-optic assets to sell high bandwidth solutions, primarily to enterprise customers. As a result, we have sold or disposed of businesses and assets not deemed central to this focus, including our managed web-hosting services business and data center business. We also terminated our participation in non-core alliances.

In April 2002, MFN announced that it would need to restate its financial statements for the first three quarters of 2001. At the same time, MFN suspended the filing of annual and quarterly reports with the Securities and Exchange Commission (the “SEC”). Following such announcement, in June 2002 the SEC initiated a formal investigation of MFN. On December 15, 2006, we received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against us alleging that we had violated various provisions of the federal securities laws. In response to the Wells notice, we made a written submission to the SEC staff setting forth reasons why a civil injunctive action should not be authorized by the SEC. On March 19, 2007, we received a notice from the SEC staff stating that the investigation of MFN had been terminated and that no enforcement action against us had been recommended to the SEC. Such notice was provided to us under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the SEC.” While there have been no further actions to date, we cannot assure you that there will not be any further action on this or other matters by the SEC.

In July 2006, we determined that as a result of a lack of certain accounting records, we did not expect to be able to produce or have management provide the required certifications for the financial statements for the year ended December 31, 2002 and the period from January 1, 2003 to September 7, 2003 (the last day prior to our emergence from bankruptcy) that could be prepared in accordance with generally accepted accounting principles or audited in accordance with generally accepted auditing standards as promulgated by the Public Company Accounting Oversight Board. We had previously reported that as a result of a lack of certain accounting records necessary for the preparation of the 2001 consolidated financial statements, we could not complete our financial statements for the year ended December 31, 2001. We made these determinations only after spending considerable time and resources attempting to produce financial statements for these periods. As a result, we focused our resources on completing the consolidated financial statements for the period from September 8, 2003 through December 31, 2003, and for each of the years ended December 31, 2004, 2005 and 2006.

In August 2006, following our dismissal of KPMG LLP, BDO Seidman, LLP (“BDO Seidman”) was engaged as our independent registered public accountants to audit our financial statements as of September 8, 2003 and for the period from September 8, 2003 to December 31, 2003, and as of and for each of the years ended December 31, 2006, 2005 and 2004. BDO Seidman delivered its audit report on our financial statements as of December 31, 2003, 2004 and 2005, and for the period from September 8, 2003 to December 31, 2003 and for the years ended December 31, 2004 and 2005 (collectively, the “Audited Historical Financial Statements”) in August 2007. On February 29, 2008, BDO Seidman delivered its audit report on our financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. This report is included in Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K.

Business Strategy

Our primary strategy is to become the preferred provider of high bandwidth connectivity solutions in our target markets. Specifically, we are focused on the sale of high bandwidth transport solutions to enterprise customers. The following are the key elements of our strategy:

•	Target broadband communications infrastructure customers who have significant bandwidth requirements and high security needs.
•	Provide a high level of customization of our services in order to meet our customers’ requirements.
•
Deliver the services we offer over our metro networks, which often provide our customers with a dedicated pair of fibers. This use of dedicated fiber is a low latency, physically secure, flexible and scalable communications solution, which we believe is difficult for many of our competitors to replicate because most of their networks do not have comparable fiber density.

•	Use our metro fiber assets to drive the adoption of leading edge inter-city wide area network (WAN) services such as IP VPN services and long haul connectivity solutions.
•	Capitalize on our strength in the financial services sector to focus on meeting the ever increasing needs of this bandwidth intensive customer group.
•	Intensify our focus on sales to media companies with high bandwidth requirements.
•	Fulfill the needs of customers that are required to comply with recent financial and other regulations related to data availability, disaster recovery and business continuity.
•
Target Internet connectivity customers that can leverage the scalability and flexibility of fiber access to their premises to drive their electronic commerce and other high bandwidth applications, such as social networking, gaming and digital media transmission.

We are able to provide high quality, customized services at competitive prices as a result of a number of factors, including:

•	Our significant experience providing high-end customized network solutions for enterprises and telecommunications carriers (also referred to as carriers).
•	Our focus on providing certain core optical services rather than the full range of telecommunications services.
•
Our metro networks typically include fiber cables with 432, and in some cases 864, fibers in each cable, which is substantially more fiber than we believe most of our competitors have installed, and provide us with sufficient fiber inventory to supply dedicated fiber services to customers.

•	Our modern networks with advanced fiber-optic technology are less costly to operate and maintain than older networks.
•	Our employment of state-of-the-art technology in all elements of our networks, from fiber to optical and IP equipment, provides leading edge solutions to customers.
•	The architecture of our metro networks, which facilitates high performance solutions in terms of loss and latency, among other measures.
•
The spare conduit we install, where practical, allows us to install additional fiber-optic cables on many routes without the need for additional rights-of-way, which reduces expansion and upgrade costs in the future, and provides significant capacity for future growth.

Our Networks and Technology

Metro Networks

The foundation of our business is our metro fiber optic networks. These networks currently consist of approximately 1.8 million fiber miles across over 4,500 cable route miles primarily in the following U.S. metropolitan areas and also in London in the U.K.

•	Boston
•	New York City metro
•	Philadelphia
•	Baltimore
•	Washington, D.C./Northern Virginia corridor
•	Atlanta
•	Houston
•	Dallas
•	Phoenix
•	Los Angeles
•	San Francisco Bay area
•	Portland
•	Seattle
•	Chicago

Our network has access to over 3,000 buildings in the U.S. and London. The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market. Within our 15 metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and approximately 4,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

Key Metro Network Attributes

•
Network Density - Our metro networks typically contain 432 and up to 864 fiber strands in each cable. We believe that this fiber density is significantly greater than that of most of our competitors. This high fiber count allows us to add new customers in a timely and cost effective manner by focusing incremental construction and capital expenditures on the laterals that serve customer premises, as opposed to fiber and capacity upgrades in our core networks. Thus, we have spare network capacity available for future growth to connect an increasing number of customers.

•
Modern Fiber - We have deployed modern, high-quality optical fiber that can be used for a wide range of network applications. Standard single mode fiber is typically included on most cables while longer routes also contain non-zero dispersion shifted fiber (NZDSF) that is optimized for longer distance applications operating in the 1550 nm range. Our network is well positioned to support the more stringent requirements of transport at rates faster than 10 Gbps.

•
High Performance Architecture - We are able to design customer networks with a minimum number of POP locations and direct, optimum routing between key areas which enables us to deliver our services at a high level of performance. Because most of our metro lit services are delivered over dedicated fibers not shared with other customers, each customer’s private network can be optimized for its specific application. Further, by using dedicated fiber, we can deliver our services without the need to transition between various shared or legacy networks. As a result, our customers experience enhanced performance in terms of parameters such as latency and jitter, which can be caused by equipment interface transitions. The use of dedicated fibers for customers also permits us to address future technology changes that may take place on a customer specific basis.

•
Extensive Reach - Our 15 active metro markets typically have significant footprints and cover a wide geography. For example, the New York market includes a significant Manhattan presence and extends from Stamford, CT in the north through Delaware in the south, covering a large part of New Jersey. Similarly, the San Francisco market extends through to San Jose and the Dallas network incorporates the Fort Worth area.

On-Net Buildings

Our metro networks extend to a large number of buildings. In addition to the large scale of our core network, we have over 1,800 lateral cables in the U.S. that connect key locations into our metro networks. These laterals represent an incremental footprint of over 750 route miles and over 100,000 fiber miles.

•
Enterprise Buildings - Our network extends to over 1,000 enterprise locations, many of which house some of the biggest corporate users of network services in the world. These locations also include many private data centers and hub locations that are mission critical for our customers.

•
Network POPs - We operate 125 network POPs with functionality ranging from simple, passive cross-connect locations to sites that offer interconnectivity to other service providers and co-location facilities for customer equipment, including 25 Type 1 POPs. These POPs are typically larger presences located in major carrier hotels complete with network co-location and interconnectivity services.

•
Central Offices, Carrier Hotels & Data Centers - Our network connects to over 200 central offices in the markets that we serve. The network also has a presence in most significant carrier hotels and data centers within our active markets.

•
Additional Buildings - In addition to the over 1,400 on-net buildings that we connect to with our own fiber laterals, we have access to approximately 1,600 additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our metro networks that spans over 10,000 route miles. With the exception of the route between New York and Washington, D.C. network, which we constructed and own, our long haul network is based on fiber either leased or acquired, typically under long-term agreements. We have deployed dense wavelength-division multiplexing (DWDM) equipment along this network that provides it with significant capacity. In 2007, we upgraded the equipment used along substantially all of our long haul routes to next-generation technology that has dramatically improved the long haul network’s capabilities. This new platform is optimized for 10 Gbps circuit speeds, supporting a large number of wavelengths and positioning us to support future transmission speed increases.

In addition to our U.S. based facilities, we are a member of the TAT-14 consortium, which provides us with undersea capacity between the U.S. and Europe. We are also currently a member of the JUS consortium which provides us with undersea capacity between the U.S. and Japan. We use leased circuit capacity in continental Europe to provide connectivity among our key IP presence locations. We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS. In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system. Together, these networks provide us high bandwidth capability among our metro networks and certain key markets in Europe and Japan.

IP Network

We operate a global Tier 1 IP network with connectivity in the U.S., Europe and Japan. In the U.S., most of our 14 metro networks have multiple IP hubs where we can provide Internet connectivity. We peer and provide connectivity in high bandwidth data centers and Internet exchange locations, including many of those operated by the major providers, such as Equinix and Switch & Data. We have extended our ability to provide IP connectivity through our metro networks by using our fiber to bring our services to a wider set of customers. In addition to the U.S., the IP network has a presence in each of London, Amsterdam, Tokyo, Paris, Frankfurt and Vienna, including the major exchanges in these markets such as LINX, AMS-IX, and JPIX.

The core portion of our IP backbone network is based on multiple OC-48 and OC-192 long haul links and utilizes advanced Juniper and Cisco routers and switches to direct traffic to appropriate destinations. In 2007, we completed an upgrade of our core router network at major hubs to Juniper’s flagship T-Series platform, and we are currently upgrading our edge network to a next generation, high density ethernet services router architecture.

As a Tier 1 IP network provider, we have peering arrangements with most other providers which allow us to exchange traffic with these other IP networks. We have devoted a substantial amount of time and resources to building our substantial peering infrastructure and relationships. This extensive peering fabric combined with our advanced network results in a positive customer experience.

Network Management

Our network management center (“NMC”) is located in Herndon, Virginia and provides round-the-clock surveillance, provisioning and customer service. Our metro networks, long haul network, IP network and the private networks we set up for our customers, which link together two or more of their locations, are constantly monitored in order to respond to any degrading network conditions and network outages. Our NMC responds to all customer network inquiries via a trouble ticketing system. The NMC’s staff serves as the focal point for managing our service level agreements, or SLAs, with our customers and coordinating network maintenance activities.

Rights-of-Way

We have obtained the necessary right-of-way agreements and governmental authorizations to enable us to install, operate, access and maintain our networks, which are located on both public and private property. In some jurisdictions, a construction permit from the local municipality is all that is required for us to install and operate that portion of the network. In other jurisdictions, a license agreement, permit or franchise may also be required. These licenses, permits and franchises are generally for a term of limited duration. Where necessary, we enter into right-of-way agreements for use of private property, often under multi-year agreements. We lease underground conduit and overhead pole space and license rights-of-way from entities such as incumbent local exchange carriers (ILECs), utilities, railroads, state highway authorities, local governments and transit authorities. We strive to obtain rights-of-way that afford us the opportunity to expand our networks as our business further develops. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

Services

Historically, our primary business was to lease dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that wanted to operate their own networks. Over the past several years, we have been focused on evolving our business by leveraging our extensive fiber footprint and deploying incremental capital in order to increase our lit metro transport services product line. With the completion of the upgrade of our long haul network and our core IP upgrade, we also intend to take advantage of the significant increase in WAN and Internet connectivity demand.

Fiber Services

Our fiber services offering involves the lease of dedicated dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that operate their own networks independent of the incumbent telecom companies. In addition to the leasing and maintenance of dark fiber networks, the fiber services product line also includes the provisioning of network co-location and in-building interconnection services, typically at our POP locations.

Fiber services feature:

•	An extensive network footprint that extends well beyond the central business district in most markets.
•	The expertise and capability to add off-net locations to the network in a cost competitive manner.
•	Modern, high quality fiber with direct routing that meets stringent technical requirements.
•	Customized ring configurations and redundancy requirements in a private dedicated service.

Demand for fiber services is driven by key business initiatives including business continuity and disaster recovery, network consolidation and convergence, growth of wireless communications, and industry-specific applications such as high definition video transport and patient record management. Typically, Fortune 1000 and FTSE 500 enterprises with telecom intensive needs in industries such as financial services, Internet, technology, media, retail, energy and healthcare comprise the core customer base for our fiber services.

Metro Transport Services

We offer a number of high bandwidth metro transport service offerings in our active metro markets ranging from 100 Mbps to 10 Gbps connectivity. These services range from simple point-to-point ethernet connectivity to complex multi-node WDM solutions. Our metro transport services have a number of important features that differentiate us from many of our competitors:

•	A substantial portion of our metro transport services are deployed over dedicated fiber from end-to-end, representing a private network for each customer;
•	This dedicated fiber provides customers with significant scalability for any increasing traffic demands;
•	A service based on dedicated fiber provides a high level of security, a key concern for many high-bandwidth customers across a range of industries; and
•	The absence of a shared network eliminates many of the equipment interfaces of most other networks that can impact performance and cause service interruptions.

The most established product within our metro transport services is our custom WDM solutions. We offer private, customized optical network deployments that we build for our largest customers with very specific needs. These solutions often involve extensive network construction to specific critical customer locations such as private data centers and trading platforms. Customers for custom metro transport services are typically large enterprise companies that have significant bandwidth requirements.

In the past several years, we have made an effort to extend our metro transport services capabilities beyond customers with very high bandwidth requirements by offering a number of WDM and ethernet offerings aimed to serve more modest initial bandwidth/circuit requirements. These offerings, which include Basic and Enhanced Wave services, as well as the Metro Ethernet product, are also based on a dedicated, private fiber infrastructure from end-to-end, but provide lower cost and lower capacity solutions to customers.

We also provide metro transport services on a shared platform basis (not using fibers dedicated to the customer) on a limited basis through our dcXchange service. dcXchange provides high capacity connections (such as 10 Gbps, 2.5 Gbps, 1 Gbps, OC-12) between key carrier hotels and data centers in certain markets in the U.S.  This service is engineered for rapid installation over a shared rather than a private network infrastructure and is appealing to customers that value speed of installation and low prices more than the additional security and flexibility of dedicated fiber.

Long Haul Services

Our long haul services provide inter-city connectivity between our 15 metro markets and provides for connectivity at a variety of speeds ranging from 1 Gbps to 10 Gbps. We have deployed a next generation ultra long haul network that takes advantage of significant capacity and distance improvements available in next generation networks. As a result, our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective. Moreover, having fewer regeneration sites and equipment interfaces result in an improved speed and service for our customers.

The attractiveness of our long haul services to our customers is further enhanced by our ability to extend the service from our long haul POP to the customer’s premises through our metro networks, thereby providing an end-to-end solution. This flexibility and reach enables us to provide our long haul services on a highly differentiated basis.

IP Services

We operate a Tier 1 IP network that provides high quality Internet connectivity for enterprise, web-centric, Internet and cable companies. We offer connectivity to the Internet at 100 Mbps, 1 Gbps and 10 Gbps port levels in most of our active metro markets in the U.S. and in London. In addition, we offer IP connectivity in Amsterdam, Frankfurt, Paris and Vienna through resale partners. While we have seen significant increases in IP volume over the last several years, IP connectivity pricing has declined significantly during this period, largely offsetting the growth in volume. In addition to selling IP connectivity at data centers and other major IP exchanges, we offer our Metro IP service where we combine our metro fiber reach to deliver Internet connectivity to customer premises. This service offering has been a significant contributor to the bandwidth growth experienced on our IP network.

We also offer a suite of advanced ethernet and IP VPN services that provide connectivity between multiple locations in different cities for our customers. These services provide flexibility such as the ability to prioritize different traffic streams and the ability to converge multiple services across the same infrastructure. This capability is a direct result of the significant technological investment we have made in our IP infrastructure.

Sales and Marketing

Our sales force is based across most of our 14 U.S. metro markets and London. Our U.S. sales force is comprised of over 47 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process. Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements. This represents a change from our focus on wholesale sales to carrier customers in previous years. Since 2004, the vast majority of our new sales have been to enterprise customers.

Our sales strategy includes:

•	Positioning ourselves as a premier provider of private fiber optic transport solutions and Internet connectivity services.
•	Focusing on Fortune 1000 enterprises as well as content rich data companies (i.e. media, health care, and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment, and telecommunications sectors. Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands. Major web-centric companies similarly have needs for high bandwidth and reliable networks. Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base. Telecommunications service providers continue to utilize our metro fiber networks to connect to their customers, as well as to data centers and other traffic aggregation points. Key drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, compliance requirements under complex regulations such as the Sarbanes-Oxley Act or HIPAA and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Segments

We operate our business as one operating segment and include segmented results based on geography.

Below is our revenue based on the location of our entity providing the service. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2006	2005	2004
Revenue
United States	$217.6	$204.1	$174.9
United Kingdom	20.3	16.4	13.6
Other	0.5	0.7	1.6
Eliminations	(1.7)	(1.5)	(0.8)
Consolidated Worldwide	$236.7	$219.7	$189.3

	December 31,
	2006	2005
Long-lived assets
United States	$272.0	$284.3
United Kingdom	27.0	20.6
Other	0.2	0.3
Consolidated Worldwide	$299.2	$305.2

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Segment Results,” and Note 14, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development

We depend upon our equipment vendors for technology developments in telecommunications equipment. We test, combine and implement these technology developments to provide the highest level of services to our customers.

Competition

The telecom industry is intensely competitive and has undergone significant consolidation over the past few years. Although there are multiple reasons for this consolidation, among the most prominent is the need to rationalize capacity created as a result of the telecommunications investment boom which occurred in the late 1990s. With respect to our larger competitors, Verizon and AT&T (formerly SBC) have accounted for most of the consolidation through their purchases of MCI and AT&T, respectively. In the mid-market, Level 3 has been responsible for most of the consolidation by acquiring a large number of facilities-based telecommunications providers. At the same time, recent regulatory rulings have reduced the obligations of the ILECs to provide portions of their networks, referred to as unbundled network elements (UNEs), at historical cost prices making it more difficult for non-facilities-based operators to continue to provide services by utilizing UNEs from the ILECs.

We face competition from local exchange carriers (CLECs) and other facilities-based telecommunications providers including the ILECs who currently have a large share of the local markets and are aggressively deploying their own fiber. Like us, a number of our competitors survived the downturn of the early 2000s by going through a restructuring process that significantly improved their financial condition and efficiency of their operations. CLECs generally offer a much broader array of services than we do and tend to compete more directly with each other and the ILECs across a larger segment of customers.

The Internet connectivity business is intensely competitive and includes many providers such as AT&T, Verizon, Level 3 and Cogent. As a result of this competition, while Internet traffic has continued to grow at a substantial rate over the past five years, pricing has generally declined, which has negatively affected revenue growth.

In the London market, we compete with a number of other telecommunications companies, including British Telecom, Cable & Wireless, Colt Telecom and Global Crossing.

Personnel

Our workforce levels have been relatively constant over the last two years with an increase to our optical solutions staff, offsetting the reductions related to business lines we have sold or eliminated. As of December 31, 2005, we had a total of 519 employees, of which 454 were employed in the U.S., 63 in the U.K., one in the Netherlands and one in Japan. As of December 31, 2006, we had a total of 502 employees, 441 of which were employed in the U.S., 59 in the U.K., one in the Netherlands and one in Japan. Approximately 40 former U.S. based employees were retained by the purchasers of our data centers in connection with the sale of these data centers in the fourth quarter of 2006. As of December 31, 2007, we had a total of 549 employees, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan. We consider our relations with our workforce to be good. None of our employees is represented by a union.

Sale of Data Center Businesses

Our data centers provided customers with web-centric services. While our U.S. subsidiaries were operating under bankruptcy protection, we sold or disposed of certain data center assets, and upon emergence from bankruptcy protection, we continued to operate data centers in New York City, San Jose, Seattle, Northern Virginia, London (U.K.), Frankfurt (Germany) and Vienna (Austria). Our Frankfurt and Vienna data centers were sold in 2003 and 2004, respectively. We vacated one of the Northern Virginia facilities in 2004 and our Seattle facility in 2005 and sold one of our San Jose facilities in 2005.

In October 2006, we sold our data centers located at facilities in New York City and Northern Virginia to a wholly owned subsidiary of Digital Realty Trust, Inc. In November 2006, we sold our two remaining data centers in San Jose and London, to DataPipe, Inc. and BIS Limited, respectively. While each of Digital Realty, DataPipe and BIS took over the provision of co-location services at their respective acquired facilities, including space, power, cabinets, and cross-connects, we continue to offer and provide customers in these facilities with metro transport, long haul and IP services.

The 2006 sales of the domestic data centers generated proceeds of $43.1 million, which resulted in a net gain of $48.2 million, of which $28.0 million and $6.0 million represented the reversal of deferred fair value rent liability established in accordance with Statement of Position 90-7, “Financial Reporting by Entity in Reorganization Under the Bankruptcy Code,” (“SOP 90-7”), and the deferred rent liability established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” respectively.

Additionally, in 2006, as described above, we sold all of the issued and outstanding stock of AboveNet (UK) Limited, which operated the data centers in London, to an unaffiliated third party for £1.35 million ($2.6 million based upon the exchange rate at the time of sale), of which £0.675 million ($1.3 million based upon the exchange rate at the time of sale) was received at closing and £0.675 million ($1.3 million based upon the exchange rate at the time of sale) was received in January 2007. The operating results of AboveNet (UK) through November 15, 2006, the date of sale, were included in discontinued operations in our consolidated statements of operations.

Discontinued Operations

Upon our emergence from bankruptcy in September 2003, we decided to sell or dispose of certain European entities. In addition, as described above, AboveNet (UK) was sold on November 15, 2006. The assets and liabilities of these entities, and their operating results and cash flows were reported as discontinued operations for all financial statement periods presented. See Note 7, “Discontinued Operations and Dispositions,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Regulation

In the U.S., the Federal Communications Commission, which we refer to as the FCC, and various state regulatory bodies regulate some aspects of certain of our services. In some local jurisdictions, we must obtain approval to operate or construct our networks. In the U.K., we are subject to regulations by the agencies having jurisdiction over the provision of transmission services. In addition, we are subject to numerous federal, state and local taxes, fees or surcharges on our products and services.

Federal

In the U.S., federal telecommunications law directly shapes the market in which we compete. We offer two types of services that fall under the jurisdiction of the FCC—the leasing of dark fiber and the provision of telecommunications transmission services—that are subject to varying degrees of regulation by the FCC pursuant to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, which we refer to as the 1996 Communications Act, and by FCC regulations implementing and interpreting the 1996 Communications Act.

Dark fiber leasing. The FCC considers dark fiber a "network element" and not a “telecommunications service.” As a result, we believe that our provision of dark fiber is not subject to many of the legal requirements imposed on the sale of telecommunications services.

Telecommunication services. For most of our telecommunications services offerings, we are not required to provide such services on a common carrier basis (i.e., the provision of services to all customers on uniform terms and conditions). Our revenues from transmission services, whether or not provided as a common carrier, are subject to FCC Universal Service Fund assessments to the extent that these services are purchased by end users (i.e., not by wholesale providers or resellers). Being regulated as a "telecommunications carrier" gives us certain legal benefits. In particular, state and local governments have the obligation to manage access to the public rights-of-way in a competitively neutral nondiscriminatory manner to telecommunications carriers. In addition, we are entitled to access existing telecommunications infrastructure by interconnecting our fiber-optic networks with the ILECs’ central offices and other facilities. Under the 1996 Communications Act, ILECs must, among other things: (1) allow interconnection at any technically feasible point and provide service equal in quality to that provided to others, and (2) provide access to their poles, ducts, conduits and other rights-of-way.

The FCC exercises jurisdiction over the rates that many power utilities and ILECs charge to other companies to lease space on their telephone poles or electrical towers in order to string fiber optic cable. While the FCC shares this jurisdiction with some state regulatory commissions, in the majority of the country, the FCC either directly regulates these “pole attachment” rates, or has established regulations that have been adopted by the states. The pole attachment law was first promulgated in Section 224 of the Federal Communications Act of 1978, and was later expanded in the 1996 Communications Act. The purpose of the law is to make it easier for cable companies and competitive telecommunications providers to build out their own networks. We have many pole attachment agreements with ILECs and power utilities - some of these agreements reflect rates that were voluntarily negotiated, but many reflect rates established pursuant to the FCC’s regulations. In recent years, some utilities have interpreted the regulations in a way that can impose what we believe to be excessive costs on competitive carriers, including us. To the extent utilities are successful in maintaining these interpretations of the rules they can increase our cost of doing business. In late 2007, the FCC initiated rulemaking proceedings to examine the pole attachment rate formula, specifically, whether a single rate should apply to all attachers and whether incumbent local exchange carriers should be entitled to the same rate as other telecommunications service providers, among other matters.

Internet access services, including IP connectivity services that we provide, are treated as unregulated “information services” under Title I of the 1996 Communications Act, and are not subject to regulatory fees. The FCC has recently issued orders confirming that other forms of IP bandwidth services, including Digital Subscriber Line service, Cable Modem service and Broadband Over Powerline service, are defined as “information services” and so are not subject to regulatory fees. However, the dramatic growth of VoIP services has caused intense focus on the regulatory status of IP services. The FCC recently required that providers of interconnected VoIP service must provide access to emergency 911 services, must comply with federal law enforcement and “wiretap” statutes, and must pay regulatory fees. Some of these FCC decisions are under appeal before federal courts of appeals. While these decisions have focused on providers of interconnected VoIP service, which we do not provide, there is nevertheless substantial uncertainty concerning the regulatory status of IP-based services generally. This general uncertainty raises the concern that the FCC may extend other traditional telecommunications regulation to VoIP and/or other IP-based services, including the IP connectivity services that we offer. If this occurs, it could lead to an increase in the regulatory fees required to be paid by us related to such services.

State

The 1996 Communications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits, or has the effect of prohibiting, any person from providing any interstate or intrastate telecommunications service. This provision of the 1996 Communications Act enables us to provide telecommunications services in states that previously prohibited competitive entry.

Under the 1996 Communications Act, states retain jurisdiction, on a competitively neutral basis, to adopt regulations necessary to preserve universal service, protect public safety and welfare, manage public rights-of-way, ensure the continued quality of intrastate communications services and safeguard the rights of consumers.

States are responsible for mediating and arbitrating interconnection agreements between ILECs and other carriers if voluntary agreements are not reached. Accordingly, state involvement in local telecommunications services is substantial.

Each state (and the District of Columbia) has its own statutory scheme for regulating providers of intrastate telecommunications services if they are "common carriers" or "public utilities." As with the federal regulatory scheme, we believe that our leasing of dark fiber facilities does not render us a common carrier or public utility such that we would be subject to this type of regulation in the provision of dark fiber in most jurisdictions in which we currently have facilities. Our offering of transmission services (as distinct from leasing dark fiber capacity), however, is subject to regulation in each of these jurisdictions to the extent that these services are offered for intrastate use. Under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to federal tariffs and rates, which fall under FCC jurisdiction to the exclusion of state regulation.

State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. We are currently authorized to provide intrastate telecommunications services in Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington and West Virginia. At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently operate or intend to operate will have any material adverse effect on our operations. These regulations may require, among other things, that we maintain certifications to operate and utilize the public rights-of-way, that we obtain certain environmental approvals before we construct new facilities, and that we provide notification of, or obtain authorization for, specified corporate transactions, such as incurring debt or encumbering our telecommunications assets. We will incur costs to comply with these and other regulatory requirements, such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including, in some states, contributions to state universal service programs. Notwithstanding federal and state laws and regulations requiring nondiscriminatory access to public rights-of-way, in some jurisdictions certain of our competitors, especially ILECs, have certain advantages by reason of having obtained approvals for operation under prior, less regulatory intensive regimes. For example, in California, certain competitors of ours are subject to a less rigorous environmental review procedure for proposed construction than we are, thereby enabling them potentially to construct new facilities more quickly than us and at a lower cost. We have filed comments in connection with a California Public Utility Commission rulemaking proceeding advocating for parity among carriers related to the environmental review of certain construction projects. We cannot represent that this effort will be successful, however, and we continue to be concerned that the disparate treatment of telecommunications carriers by California regulators will continue in the foreseeable future. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, we cannot assure you that future regulatory, judicial, or legislative action will not have a material adverse effect on us.

Some states may also impose a state universal service fund assessment on intrastate telecommunications services to fund state universal service projects. The rate of assessment varies by state. To the extent the state assessment applies to our dark fiber revenues and transmission services, we are required to pay into the state funds.

States also regulate the leasing of poles and conduits owned by incumbent utilities, including telecom and electric and gas utilities. The rates are calculated based on FCC formulas implemented by the states and generally are more advantageous than market-based rates. The leasing of these facilities is determined by a commercially negotiated contract.

Local

In addition to federal and state laws, local governments exercise legal authority that can affect our business. For example, local governments, such as the City of New York, typically retain the ability to manage public rights-of-way subject to the limitation that local governments may not prohibit persons from providing telecommunications services and local governments may not treat telecommunications service providers in a discriminatory manner. Because of the need to obtain approvals, local authorities can affect the timing and costs associated with our use of public rights-of-way.

Regulation of the Internet

Laws and regulations that apply directly to the Internet are becoming more prevalent. The U.S. Congress frequently considers laws regarding privacy and security relating to the collection and transmission of information over the Internet. Congress also addressed the need for regulation on the protection of children, copyrights, trademarks, domain names, taxation and the transmission of sexually explicit material over the Internet. The European Union adopted its own privacy regulations and other countries may do so in the future. Other nations have taken actions to restrict the free flow of material deemed objectionable over the Internet.

The scope of laws and regulations applicable to the Internet is subject to conflicting interpretations and developments. The applicability to the Internet of laws and regulations from various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is unsettled and may take years to resolve. For example, the 1996 Communications Act prohibits the transmission of certain types of information and content over the Internet but the scope of this prohibition is currently unsettled. In addition, although courts held unconstitutional substantial parts of the Communication Decency Act, federal or state governments may enact, and courts may uphold, similar legislation as well as laws covering issues such as intellectual property rights over the Internet and the characteristics and quality of Internet services and consumer protection laws. In the U.S., federal agencies, such as the FCC and the Federal Trade Commission, occasionally have overlapping jurisdiction in matters regarding privacy, consumer protection and fraud that are part of Internet-based services or transactions. In addition, several state regulators and lawmakers are also exercising jurisdiction in these areas. Foreign countries have also enacted laws in these fields.

The current application of most of these laws does not directly affect us in a material manner, although these laws do affect many of our Internet connectivity customers. The extent that Internet connectivity providers such as ourselves are held directly or contributorily liable for violations of such laws by their customers or others involved with Internet-based services or transactions is an area of law that is only now becoming established, and it is possible that we may face increased legal liability and costs of legal compliance.

Regulation in the United Kingdom

The telecommunications regulatory regime in the U.K. is derived from directives and other regulatory instruments of the European Union Council, Parliament and the European Commission. In particular, in February 2002, the European Commission adopted a package of five new directives which set out a new framework for the regulation of electronic communications networks and services throughout the EU. These five directives were incorporated into U.K. national law by the Communications Act 2003, which came into effect on July 25, 2003, and Privacy and Electronic Communications (EC Directive) Regulations 2003, which came into effect on December 11, 2003.

The Communications Act 2003 introduced a number of changes to the previous regulatory and licensing framework that existed in the U.K. under the Telecommunications Act 1984, including the abolition of the requirement for operators to hold individual licenses. However, in many ways, similar end-results are achieved under the new general authorization regime by the obligation imposed upon electronic communication providers to comply with some basic conditions, known as the General Conditions of Entitlement. A breach of any of these conditions could lead the regulator, the Office of Communications (“OFCOM”), to impose fines and, potentially, suspend or revoke the right to provide electronic communications networks and services.

The Communications Act 2003 retained the broad structure of the ‘Code Powers,’ which were introduced as an annex to the previous legislation. Code Powers provide enhanced legal powers for operators who wish to construct and maintain networks on both public and private land. AboveNet Communications UK Limited, our U.K. operating subsidiary (“ACUK”), holds such Code Powers as a result of automatic entitlement arising from its previous status as a license holder. Although Code Powers give operators the right to install these networks on public highways, each operator is required to certify to OFCOM each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove these networks or restore the public roads following the insolvency of that operator. This security is commonly referred to as “funds for liabilities.” OFCOM has indicated that it will generally require an operator to provide board-level certification of third party security for this purpose.

During 2006, the European Commission began conducting a review of these five directives and their associated regulatory framework (the “2006 Review”) to assess their continuing suitability and efficacy, and whether any amendments are necessary. The European Commission completed and published the 2006 Review in November 2007. The proposals are being debated in the European Parliament and by member state governments in the European Union Council. Once adopted at the European Union Council level, the rules have to be incorporated into national law before taking effect. The European Commission expects any changes to be in effect by 2010. It is not possible, at this stage, to assess the impact of the 2006 Review on the U.K. telecommunications regulatory regime.

ACUK is entitled to provide electronic communications networks and services throughout the U.K. and is therefore liable for property taxation (“Business Rates”) on the amount of fiber in use and in our control during each fiscal year. These Business Rates are levied on companies by the “Ratings Authority,” a U.K. Government Department.

Glossary of Terms

Cable route miles - the length of fiber cable installed in a network. This does not necessarily correspond to geographical footprint. For example, if two cables are installed in along the same path, the length of both cables would count in assessing “cable route miles.”

Carrier hotel (or Telehouse) - a facility containing many telecommunications service providers that are widely interconnected. The facility is generally industrial in nature with high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.

Central Office - a facility used to house telecommunications equipment (e.g. switching equipment) that is used to make connections between the local loops (local distribution network) in the vicinity of the facility to regional or long distance telecommunications facilities. Central Offices are typically operated by the ILEC.

CLEC - this is an acronym for “competitive local exchange carrier,” a carrier providing telecommunications services in competition with the ILEC.

Co-location - the placement of equipment in a telecommunications POP, data center or central office.

Data Center - a facility used to house computer systems and associated components. It generally includes environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

Dark Fiber - fiber that has not yet been connected to telecommunications transmission equipment and therefore not yet activated or “lit” for the transmission of voice, data or video traffic.

DWDM - in fiber-optic communications, wavelength-division multiplexing (WDM) is a technology that combines (multiplexes) multiple optical signals onto a single optical fiber by using different wavelengths (colors) of laser light to carry the different signals. DWDM is an acronym for Dense Wavelength-Division Multiplexing. The term “dense” refers to the number of channels being multiplexed - a DWDM system typically has the capability to multiplex greater than 16 wavelengths.

Edge network - the routers, switches and facilities that provide entry points into and exit points out from a service provider’s core network (also referred to as its backbone).

Ethernet - the standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in the metro and long haul networks as well. Ethernet is defined by the IEEE in the 802.3 standard.

Facilities-based provider - a provider that predominately utilizes its own facilities and transmission and termination equipment (whether owned or leased) in the provision of telecommunications services rather than the facilities of other telecommunications services providers.

Fiber miles - the route miles of a network multiplied by the number of fibers within each cable on the network. For example, if a 10 mile network segment with one cable of 432 count fiber is installed, it would represent 10x1x432 or 4,320 fiber miles.

Gbps - gigabits per second, a measure of telecommunications transmission speed. One gigabit equals 1 billion bits of information.

IEEE - The Institute of Electrical and Electronics Engineers or IEEE (pronounced as eye-triple-e) is an international non-profit, professional organization for the advancement of technology related to electricity. It has the most members of any technical professional organization in the world, with more than 360,000 members in approximately 175 countries and sets numerous standards in the telecommunications industry.

ILEC - incumbent local exchange carrier, typically one of the historic regional Bell operating companies.

IP - Internet protocol, the transmission protocol used in the transmission of data over the Internet.

JUS - this is an acronym for the Japan-US Cable Network, a trans-Pacific undersea telecommunications cable system running between U.S. and Japan.

Lateral - an extension from the main or core portion of a network to a customer’s premises or other connection point.

Mbps - megabits per second, a measure of telecommunications transmission speed. One megabit equals 1 million bits of information.

MPLS - this is an acronym for MultiProtocol Label Switching, which is a standards-based technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given source/destination pair, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address for the next node to which the packet is to be sent.

Multiplexing - an electronic or optical process that combines a large number of lower speed transmissions into one higher speed data stream. Multiplexing can be accomplished via either time-division (TDM) or wavelength-division (WDM) methods.

Nm (nanometer) - the unit measure used to quantify wavelength. The term “nm range” is used to quantify a portion of the optical spectrum in which a particular optical transmission system operates.

NZDSF - this is an acronym for non-zero dispersion shifted fiber, a fiber type optimized for long distance transmission in the 1550 nm range.

Packet - a packet is a formatted block of information carried by a communications network. Traditional point-to-point communications networks simply transmit data as a series of bytes, characters or bits alone.

OC - this is an acronym for optical carrier level, a measure of the transmission rate of optical telecommunications traffic. For example: OC-1 = 51.85 Mbps.

Optical - relating to the transmission of telecommunications traffic through the use of light through fiber.

Peering - the interconnection between Internet service providers pursuant to which they exchange traffic from their respective customers.

Peering exchange - a facility at which multiple Internet service providers peer or exchange customer traffic to reach other parts of the Internet.

POP - this is an acronym for point-of-presence, a facility at which certain telecommunications services, ranging from co-location to transmission to fiber termination, occur.

SONET - this is an acronym for Synchronous Optical Network, an electronics and network architecture for variable bandwidth products that enable transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides the ability for automatic restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.

TAT-14 - this is an acronym for a trans-Atlantic undersea telecommunications cable system running between U.S. and a number of points in Europe.

Telehouse (or Carrier hotel) - a facility containing many telecommunications service providers that are widely interconnected. The facility is generally industrial in nature with high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.

Tier 1 - a network generally operated by an Internet service provider that connects to the entire Internet solely via peering connections.

Although there is no formal definition of the "Internet Tier hierarchy," the generally accepted definition among networking professionals is:

•	Tier 1 - A network that peers with every other network to reach the Internet.
•	Tier 2 - A network that peers with some networks, but still purchases IP transit (i.e., routing of traffic to all other places on the Internet) to reach at least some portion of the Internet.
•	Tier 3 - A network that solely purchases transit from other networks to reach the Internet.

TDM - this is an acronym for time division multiplexing, an electronic process that combines a large number of lower speed data streams into one high speed transmission through the use of fixed time slots within the high-speed stream.

Transport service - a telecommunication service moving data from one place to another.

UNE - this is an acronym for unbundled network element, which is a regulatory term used to describe a segment of an ILEC telecommunications network that must be offered on a stand-alone basis, and is used in the provision of telecommunications services.

VPN - this is an acronym for virtual private network, a private communications network used by companies or organizations to communicate confidentially over a shared (not a dedicated) network. VPN traffic can be carried over a shared networking infrastructure on top of standard protocols, or over a service provider's private network.

WAN - this is an acronym for wide area network, or a network crossing a large geographical area.

Wavelength - a channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Available Information

Since emerging from bankruptcy, we have filed Current Reports on Form 8-K to report certain events, including one dated February 29, 2008, which reported the audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, and one dated August 4, 2007, which reported the audited consolidated financial statements as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005 and 2004 and for the period from September 8, 2003 to December 31, 2003. These reports are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Additionally, this information is available at the SEC’s website (http://www.sec.gov). All of our SEC filings are available, free of charge, by going to our website at http://www.above.net at the About / Investors tabs.

ITEM 1A. RISK FACTORS

We have a limited history of financial reporting.

We have provided only limited historical financial information upon which you may base your evaluation of our performance. We were formed in April 1993, filed for bankruptcy protection in May 2002 and emerged from bankruptcy in September 2003. As noted below, as a result of a lack of available records, we have not provided financial information for periods prior to our emergence from bankruptcy in September 2003. Further, our financial results since September 2003 have been affected by a number of non-recurring revenue and expense events, which makes it more difficult to forecast our future financial performance. Accordingly, you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with limited financial history of financial reporting.

We are not in compliance with our reporting obligations under the Securities Exchange Act of 1934.

We have not made any periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for any period since prior to our filing for bankruptcy in May 2002. The filing of this Annual Report on Form 10-K or future periodic filings will not cure these past violations. Because of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC. We do not anticipate being able to list our common stock on any national exchange until, at a minimum, we have become current with our periodic SEC filings. However, even if we become current with our SEC filings, we cannot provide any assurances that we will be able to meet other applicable listing standards or that if listed, a public trading market will develop in our securities.

This Annual Report on Form 10-K is not compliant with our reporting obligations.

The Annual Report on Form 10-K requires five years of selected financial data, which for 2006 would include selected financial information for 2002 and 2003. Because of a lack of historical records, we have not provided selected financial information for 2002 or from January 1 to September 7, 2003. Due to our failure to provide the selected financial information for these periods, this Annual Report on Form 10-K does not comply with the requirements of the SEC rules.

Our prior SEC Investigation may negatively affect us.

As previously discussed in “Corporate History,” the SEC initiated a formal investigation of MFN in June 2002. On December 15, 2006, we received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against us alleging that we violated various provisions of the federal securities laws. In connection with the contemplated action, the staff could have sought a permanent injunction, disgorgement, and civil penalties. In response to the Wells notice, we made a written submission to the SEC staff setting forth reasons why a civil injunctive action should not be authorized by the SEC. On March 19, 2007, we received a notice from the SEC staff stating that the investigation of MFN had been terminated and that no enforcement action against us had been recommended to the SEC. Such notice was provided to us under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the SEC.” While there have been no further actions to date, we cannot assure you that there will not be any further action on this or other matters by the SEC.

Our revenue includes certain fees that are not predictable.

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which is referred to as termination revenue. Termination revenue amounted to $8.3 million, $12.1 million and $2.9 million in 2006, 2005 and 2004, respectively. This revenue is not predictable and may not be sustainable.

We have incurred significant net losses and we cannot assure you that we will generate net income or that we will sustain positive operating cash flow in the future.

We have historically incurred net losses. Although in 2006, we generated net income, principally from the sale of our remaining data centers, we cannot assure you that we will continue to do so in the future.

In order for us to continue to generate positive operating cash flow and achieve net income, we will need to continue to obtain new customers, increase our revenue from our existing customers and manage our costs effectively. In the event we are unable to do so, or if we lose customers, we may not be able to continue to generate operating cash flow or net income in the future.

We have incurred secured indebtedness

On February 29, 2008, we closed a $60 million senior secured credit facility with two unaffiliated third party lenders, which is comprised of a revolving working capital line and two term loans. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 15, “Subsequent Events - Bank Financing,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts borrowed under this facility bears interest at short-term LIBOR or at the administrative agent's base rate at our discretion, plus the applicable margins, as defined. If interest rates increase, our interest expense will also increase. This credit facility imposes restrictions on our operations, including the requirement that we maintain a cash balance of $20 million during the term of this facility. Further, if we are unable to meet any of the reporting or financial covenants under this facility, the lenders may demand that we repay the full amount borrowed under this facility or may limit our access to any available amounts.

If our operations do not produce sufficient cash flow to fund our operating expenses and capital requirements, we may be required to raise additional capital through a debt or equity financing.

Until we can generate positive free cash flow, we will continue to rely on our cash reserves and, potentially, additional equity or debt financings to meet our cash needs. Our future capital requirements may increase if we acquire or invest in additional businesses, assets, services or technologies. We may also face unforeseen capital requirements for new technology that we require to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities and for other unanticipated expenses associated with running our business. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to us. If we issue equity securities to raise additional funds, our existing stockholders may be diluted. Additionally, our credit facility imposes limitations on the amount of additional indebtedness we may incur.

The concerns of our customers or prospective customers regarding our long-term financial status may discourage some of them from purchasing services from us in the future.

Customers purchasing high bandwidth communications services and leasing dark fiber often require a high degree of reliability and long-term stability from their vendors because significant portions of their business may rely upon these services. The impact of our bankruptcy reorganization, our failure to comply with our SEC reporting obligations for several years and the prior SEC investigation, cannot be accurately quantified and may impact our business. These factors could cause customers and prospective customers to question our financial soundness and may also affect the contractual terms that are available to us. To the extent that our customers believe that we may not remain financially viable in the long run, they may choose not to purchase services from us. These perceptions, if widespread, could materially adversely affect our business, financial condition and results of operations.

We may not be able to develop and maintain systems and controls to operate our business effectively.

We have experienced severe difficulties developing and maintaining financial and other systems necessary to operate our business properly and for a period of over six years we could not file our periodic reports with the SEC.

Our history of rapid initial growth, expansion through acquisitions with attendant integration issues, significant reorganization and restructuring activities and associated significant staffing reductions, budgetary constraints and attendant limitations on investment in internal systems have increased the risk of internal control deficiencies.

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. Pursuant to our assessment of internal control over financial reporting as of December 31, 2006, we have identified the material weaknesses described in Item 9A, “Controls and Procedures.” These weaknesses mean that there is more than a remote likelihood that we will not prevent or detect a material misstatement in our financial statements. Although we are developing and have already begun implementing plans to remediate these weaknesses and have undertaken additional procedures to produce our financial statements, we cannot assure you that we will be successful in this regard. Further, as a result of these material weaknesses, our management has concluded that we do not have effective internal control over financial reporting and that our disclosure controls and procedures were not effective. We remain delinquent in our financial reporting to the SEC. In the event that we are unable to develop and maintain appropriate systems and controls, it could materially adversely affect our business, financial condition and results of operations. We believe, however, that the financial statements included in Item 8 of this Form 10-K fairly present, in all material respects, our financial condition and results of operations for the periods presented.

Our common stock is not listed and it may be difficult for our stockholders to sell their shares.

Our common stock is currently not listed on any stock exchange. Although we are aware that trades in our common stock occur through the over the counter market, the stock is very thinly traded. As a result, prices may be volatile and it may be difficult to find a purchaser for shares of our common stock. Although we plan to list our common stock with NASDAQ, we cannot assure you that NASDAQ will accept our listing. Further, we cannot predict the extent to which investor interest in our shares will lead to the development of an active trading market or how liquid that market may become.

We may not be able to successfully implement our business strategy because we depend on factors beyond our control, which could adversely affect our results of operations.

Our future largely depends on our ability to implement our business strategy - including shifting from carrier to enterprise customers and from leasing dark fiber to providing lit services - to create new business and revenue opportunities. Our results of operations will be adversely affected if we cannot fully implement our business strategy. Successful implementation depends on numerous factors beyond our control, including economic, competitive, regulatory and other conditions and uncertainties, the ability to obtain licenses, permits, franchises and rights-of-way on reasonable terms and conditions and the ability to hire and retain qualified management personnel.

Our success depends on our ability to compete effectively in our industry.

The telecommunications industry is extremely competitive, particularly with respect to price and service. Our failure to compete effectively with our competitors could have a material adverse effect on our business, financial condition and results of operations. A significant increase in industry capacity or reduction in overall demand would adversely affect our ability to maintain or increase prices. Further, we anticipate that prices for certain telecommunications services such as IP bandwidth will continue to decline due to a number of factors including (a) price competition as various network providers attempt to gain market share to cover the fixed costs of their network investments and/or install new networks that might compete with our networks; and (b) technological advances that permit substantial increases in the transmission capacity of many of our competitors’ networks.

In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets. In addition to these carriers, several other competitors, such as facilities-based communications service providers including CLECs, cable television companies, electric utilities and large end-users with private networks offer services similar to those offered by us. Many of our competitors have greater financial, managerial, sales and marketing and research and development resources than we do.

Rapid technological changes could affect the continued use of our services.

The telecommunications industry is subject to rapid and significant changes in technology that could materially affect the continued use of our services. Changes in technology could negatively affect the desire of customers to purchase our existing services and may require us to make significant investments in order to meet customer demands for services incorporating new technologies. We also cannot assure you that technological changes in the communications industry and Internet-related industry will not have a material adverse effect on our business, financial condition and results of operations.

Pricing pressures continue to cause prices for some of our services to decline.

The telecommunications industry is highly competitive and prices have generally declined for many services over the past several years. We anticipate that prices for certain telecommunications services such as IP bandwidth will continue to decline due to a number of factors including: (i) price competition as various network providers attempt to gain market share to cover the fixed costs of their network investments and/or install new networks that might compete with our networks; and (ii) technological advances that permit substantial increases in the transmission capacity of many of our competitors’ networks.

We are dependent on key personnel.

Our business is managed by certain key management and operating personnel. We believe that the success of our business strategy and our ability to operate successfully depend on the continued employment of such employees and the ability to attract qualified employees. We face significant competition from a wide range of companies in our recruiting efforts, and we could experience difficulties in recruiting and retaining qualified personnel in the future. We have substantially committed all shares available under the 2003 Stock Incentive Plan and as a result, currently, have limited ability to use equity compensation to retain or attract employees. While we are considering our alternatives, the lack of shares under our stock incentive plan could limit our ability to retain and attract employees.

Reliance on Consultants.

We currently rely on certain consultants to provide senior financial and accounting services, including one that is our acting Chief Financial Officer. To the extent that the consultants were to terminate their services agreements before we have hired permanent replacements, our ability to regain compliance with our Exchange Act filing obligations could be further delayed. Further, if any of these consultants do not provide a high quality level of service, it could further delay the production of, or result in a misstatement in, our financial statements.

We depend on third party service providers for important parts of our business operations and the failure of those third parties to provide their services could negatively affect our services.

We rely on third party service providers for important parts of our business, including most of the fibers on which our long haul network operates and significant portions of the conduits into which our fiber optic cables are installed in our metro networks. If these third party providers fail to perform the services required under the terms of our contracts with them, it could materially and adversely affect the performance of our services and we may experience difficulties locating alternative service providers on favorable terms, if at all.

Changes in our traffic patterns or industry practice could result in increasing peering costs for our IP network.

Peering agreements with other Internet service providers allow us to access the Internet and exchange traffic with these providers. In most cases, we peer with other Internet service providers on a settlement or payment-free basis. If other providers change the terms upon which they allow settlement-free peering or if changes in our Internet traffic patterns, including the ratio of our inbound to outbound traffic, cause us to fall below the criteria that these providers use in allowing settlement-free peering, the costs of operating our Internet backbone will likely increase. Any increases in costs could have an adverse effect on our margins and our ability to compete in the Internet services market.

Customer agreements contain service level and delivery obligations that could subject us to liability or the loss of revenues.

Our contracts with customers generally contain service guarantees and service delivery date targets, which if not met by us, enable customers to claim credits against their payments to us and, under certain conditions, terminate their agreements. If we are unable to meet our service level guarantees or service delivery dates, it could adversely affect our revenue and cash flow.

We are required to maintain, repair, upgrade and replace our network and facilities, and our failure to do so could harm our business.

Our business requires that we maintain, upgrade, repair and periodically replace our facilities and networks. This requires and will continue to require, management time and the periodic expenditure of capital. In the event that we fail to maintain, upgrade or replace essential portions of our network or facilities, it could lead to a material degradation in the level of services that we provide to our customers which would adversely affect our business. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network in order to maintain services to customers. We could be subject to significant network repair and replacement expenses in the event of a terrorist attack or natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software technologies. Our failure to maintain or properly operate this hardware and software can lead to degradations or interruptions in customer service. Our failure to provide proper customer service can result in claims from our customers for credits or damages and can damage our reputation for service, thereby limiting future sales opportunities.

Requests to relocate our network can result in additional expenses.

We are periodically required to relocate portions of our network by municipalities, railroads, highway authorities and other entities that engage in construction or other activities in areas close to our network. These relocations can be expensive and time consuming to management and can result in interruptions of service to customers. If we are required to engage in an increased amount of relocation activities, it could adversely affect our business, financial condition and results of operations.

Governmental regulation may negatively affect our operations.

Existing and future government laws and regulations greatly influence how we operate our business. U.S. Federal and state laws directly shape the telecommunications and Internet markets. Consequently, regulatory requirements and changes could adversely affect our operations and also influence the markets for telecommunications and Internet services. We cannot predict the future regulatory framework of our business.

Local governments also exercise legal authority that may have an adverse effect on our business because of our need to obtain rights-of-way for our fiber networks. While local governments may not prohibit persons from providing telecommunications services nor treat telecommunication service providers in a discriminatory manner, they can affect the timing and costs associated with our use of public rights-of-way.

Government regulation of the Internet may subject us to liability.

Laws and regulations that apply to the Internet are becoming more prevalent. The U.S. Congress has considered Internet laws regarding privacy and security relating to the collection and transmission of information over the Internet, entrusting the Federal Trade Commission with strong enforcement power. The U.S. Congress also has adopted laws that regulate the protection of children, copyrights, trademarks, domain names, taxation and the transmission of sexually explicit material over the Internet. The European Union adopted its own privacy regulations and other countries may do so in the future. Other nations have taken actions to restrict the free flow of material deemed objectionable over the Internet.

The scope of many of these laws and regulations is subject to conflicting interpretations and significant uncertainty that may take years to resolve. As a result of this uncertainty, we may be exposed to direct liability for our actions and to contributory liability for the actions of our customers.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our financial condition and results of operations could be adversely affected.

We provide telecommunication and other services in multiple jurisdictions across the United Stated and in London and are therefore subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition and results of operations. While we believe that our current provisions are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

Our inability to produce audited financial statements has prevented us from filing our federal and state income taxes in a timely manner.

Because we have been unable to produce auditable financial statements on a timely basis, we have delayed the filing of federal and state income tax returns for 2003 to 2006. While we have made progress in filing past returns, we are still beyond the filing deadlines, including all applicable extensions, for a number of federal and state returns. In January 2008, we filed our federal and state income tax returns for the years ended December 31, 2003 through December 31, 2005. We are still subject to tax audits in these jurisdictions. While we believe that we will not owe any material amount of income taxes in these jurisdictions due to the significant losses incurred by us, we could be subject to various fines or penalties as a result of our non-timely filings.

Our franchises, licenses, permits, rights-of-way, conduit leases and property leases could be canceled or not renewed, which would impair our ability to provide our services.

We must maintain rights-of-way, franchises and other permits from railroads, utilities, state highway authorities, local governments, transit authorities and others to operate our networks. We cannot assure you that we will be successful in maintaining these right-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements may be short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements were terminated or could not be renewed and we were forced to abandon our networks, the termination could have a material adverse effect on our business, financial condition and results of operations. In addition, in some cases landowners have asserted that railroad companies, utilities and others to whom they granted easements to their properties are not entitled as a result of these easements to grant rights-of-way to telecommunications providers. If these disputes are resolved in the landowners' favor, we could be obligated to make substantial lease payments to these landowners for the lease of these rights-of-way or to indemnify the right-of-way holder for its losses.

In order to expand our network to new locations, we often need to obtain additional rights-of-way, franchises and other permits. Our failure to obtain these rights in a prompt and cost effective manner may prevent us from expanding our network which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities and have an adverse effect on our business, financial condition and results of operations.

If we lose or are unable to renew key real property leases where we have located our POPs, it could adversely affect our services and increase our costs as we would be required to restructure our network and move our POPs.

Stockholders affiliated with certain of our directors own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of April 30, 2008, two stockholders affiliated with certain of our directors beneficially owned in the aggregate approximately 33.7% of our outstanding common stock and our executive officers and directors, as a group, beneficially owned approximately 2.5% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

Our charter documents, our Shareholders’ Rights Plan and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Shareholders’ Rights Plan and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. Our Shareholders’ Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties currently are fiber optic networks and their component assets. We own substantially all of the communications equipment required for operating the network and our business. Such assets are located at leased locations in the areas that we serve.

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices. We lease properties to locate the POPs necessary to operate our networks. Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2010. Office and POP space is leased in the markets where we maintain our network and generally ranges from 1,000 to 33,000 square feet under agreements that expire over the next thirteen years (as of December 31, 2006), with the majority of leases expiring over the next five years.

Our existing properties are in good condition and are suitable for the conduct of our business.

As of December 31, 2006, we conducted our business in the U.S. through 109 operating leases totaling approximately 518,000 rentable square feet. We do not own any of the real property. As of December 31, 2007, we conducted our business in the U.S. through 115 operating leases totaling approximately 579,000 rentable square feet.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

ITEM 3. LEGAL PROCEEDINGS

Under our plan of reorganization, which became effective on September 8, 2003 (“Plan of Reorganization”) or (“Plan”), essentially all claims against our U.S. entities that arose prior to their emergence from bankruptcy on September 8, 2003 were discharged in accordance with the Plan of Reorganization. A summary of the treatment of claims in the bankruptcy proceeding is provided in Note 1, “Background and Organization,” to the accompanying consolidated financial statements. For additional information regarding our bankruptcy filing, see “Business - Corporate History.”

Our significant legal proceedings are as follows.

The SEC initiated a formal investigation of Metromedia Fiber Network, Inc. (the pre-bankruptcy emergence predecessor to AboveNet, Inc.) in June 2002. The investigation was initiated after Metromedia Fiber Network, Inc. announced that it would need to restate previously issued financial statements from 2001. On December 15, 2006, we received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against us alleging that the Company violated various provisions of the federal securities laws. In connection with the contemplated action, the staff could have sought a permanent injunction, disgorgement, and civil penalties. In response to the Wells notice, we made a written submission to the SEC staff setting forth reasons why a civil injunctive action should not be authorized by the SEC. On March 19, 2007, we received a notice from the SEC staff stating that the investigation of Metromedia Fiber Network, Inc. has been terminated and that no enforcement action against us had been recommended to the SEC. Such notice was provided to us under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that "[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff's investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the Commission.” While there have been no further actions to date, we cannot assure you that there will not be any future investigations.

We are a party to a fiber lease agreement with SBC Telecom, Inc. (“SBC”), a subsidiary of AT&T, pursuant to which we believe that SBC was obligated to lease 40,000 fiber miles of fiber, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement. SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”). In November 2003, the Bankruptcy Court agreed with our interpretation of the agreement, which decision SBC has not appealed. Subsequently, SBC also alleged that we were in breach of our obligations under such agreement and that therefore we were unable to assume the agreement upon our emergence from bankruptcy. We disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006 we appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied our appeal. In March, 2007 we filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that we were in default of the agreement with SBC.

Our U.K. operating subsidiary, ACUK, is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”). A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additional portions of the disputed duct and fiber were constructed and delivered after February 2008. We will be required to construct the balance of the disputed duct and fiber and deliver it to GVN in 2008 pursuant to a schedule ordered by the court. ACUK has certain repair and maintenance obligations that it must perform with respect to such duct. GVN is also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. There is a dispute regarding the scope of this obligation that will be decided separately through an arbitration proceeding. Regardless of the outcome of the arbitration, we believe that our costs to perform the construction under the option will exceed the option price payable by GVN. We are also liable for a significant portion of GVN’s legal expenses incurred as a result of the legal dispute, $1.1 million USD of which has been paid. In addition, the court has scheduled a trial for June 2008 to determine the extent of the damages for which ACUK will be liable. We believe that the court has ruled that the amount of such damages should be limited to the purchase price of the duct and fiber of $3.5 million USD and that GVN cannot recover certain types of damages excluded by the Duct Purchase Agreement. GVN has alleged damages of ₤4.9 million British pounds sterling by arguing that there is no liability limitation with respect to the fiber lease, and including interest and changes in exchange rates. Although we cannot determine the precise amount of the damages that ACUK will be required to pay or the costs it will incur in paying GVN’s legal fees or performing the required construction, repair or maintenance, we believe that the amounts will be material. Such expenses will be accrued at December 31, 2007 and included in our 2007 operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters submitted to a vote of security holders during the year covered by this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities are not listed on any exchange. However, we are aware that shares of our common stock are traded on the over-the-counter market. We plan to apply for listing on the NASDAQ Market at such point as we are current on our filings under the Exchange Act.

The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the over-the-counter market as reported to NASDAQ for each quarter of 2006 and 2005.

Year ended December 31, 2006	High	Low
First Quarter Ended March 31, 2006	$41.00	$28.35
Second Quarter Ended June 30, 2006	$50.00	$35.00
Third Quarter Ended September 30, 2006	$54.00	$45.50
Fourth Quarter Ended December 31, 2006	$64.00	$40.00

Year ended December 31, 2005
First Quarter Ended March 31, 2005	$36.00	$29.00
Second Quarter Ended June 30, 2005	$33.00	$24.50
Third Quarter Ended September 30, 2005	$32.50	$20.00
Fourth Quarter Ended December 31, 2005	$28.50	$23.00

There were 1,057 and 933 stockholders of record of AboveNet’s common stock on December 31, 2007 and 2006, respectively.

Dividends

We have not declared or paid cash dividends on our common stock, and we do not expect to do so for the foreseeable future. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our liquidity, our operations, capital requirements and surplus, general financial condition, and such other factors as our Board of Directors may deem relevant.

Description of AboveNet’s Equity Securities

Pursuant to our Plan of Reorganization, upon our emergence from bankruptcy, we issued 8,750,000 shares of common stock to our pre-petition creditors and the right to purchase 1,699,210 shares of common stock at a price of $29.9543 per share, under a rights offering, of which the rights to purchase 1,668,992 shares of common stock have been exercised. In addition, 1,064,956 shares of common stock were reserved for issuance under our 2003 Stock Incentive Stock Option and Stock Unit Grant Plan, also referred to herein as our 2003 Stock Incentive Plan, Equity Incentive Plan or Equity Compensation Plan, 709,459 shares of common stock were reserved for issuance upon the exercise of the five year stock purchase warrants, exercisable at a price of $20 per share, of which warrants to purchase 6,712 shares of common stock had been exercised as of December 31, 2006, and 834,658 shares of common stock were reserved for issuance upon the exercise of the seven year stock purchase warrants, exercisable at a price of $24 per share, of which warrants to purchase 6,563 shares of common stock had been exercised as of December 31, 2006.

AboveNet’s Common and Preferred Stock

On September 8, 2003, we authorized 10,000,000 shares of preferred stock, $0.01 par value and 30,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote for each issued and outstanding share and are entitled to receive dividends, subject to the rights of the holders of preferred stock. Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors. In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and preferred rights of any outstanding preferred stock. In 2006, we designated 500,000 shares as Series A Junior Participating Preferred Stock in connection with the adoption by the Board of Directors of a Shareholders’ Rights Plan.

Table of Securities Authorized for Issuance under Equity Compensation Plan

 The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2006.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units (1)	Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column) (2)
Equity compensation plan approved by security holders	—	$—	—
Equity compensation plan not approved by security holders	865,111	26.41	158,723
Total	865,111	$26.41	158,723

(1)
Includes 387,594 shares of common stock underlying restricted stock units. The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(2)	The above table excludes warrants granted to creditors as part of settled bankruptcy claims, as follows:

	Weighted Average Exercise Price	Total Warrants Issued	Warrants Exercised as of December 31, 2006	Unexercised Warrants Outstanding at December 31, 2006
Five year stock purchase warrants	$20.00	709,459	6,712	702,747
Seven year stock purchase warrants	$24.00	834,658	6,563	828,095

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the Russell 2000 Index, for the period from December 3, 2003 through December 31, 2006. We filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in May 2002 and emerged from bankruptcy on September 8, 2003. Shares that were issued pursuant to the Plan of Reorganization first traded on December 3, 2003 at $35.00 per common share, which is the starting point for the graph below. Our stock has not been listed on any national exchange since our emergence from bankruptcy as we are not compliant with the periodic filing requirements of the Exchange Act. However, our shares of common stock are traded on the over-the-counter market (pink sheets). The stock price performance shown on the graph is not necessarily indicative of future price performance. The comparisons in the chart below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

	12/03/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
AboveNet, Inc.	$100	$107	$91	$81	$171
NASDAQ (U.S.)	100	102	111	113	123
Russell 2000 Index	100	102	120	123	144

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the years ended December 31, 2006, 2005, 2004 and for the period from September 8, 2003 (fresh start date) to December 31, 2003. We have not included information for the year ended December 31, 2002 and for the period from January 1, 2003 to September 7, 2003, which periods preceded our emergence from bankruptcy, because we lack certain records necessary to include the proper information. The historical financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

Upon emergence from bankruptcy on September 8, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with SOP 90-7, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities. We engaged an independent appraiser to assist in the allocation of the reorganization value, and in determining the fair market value of its property and equipment and overall enterprise value. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization,” and Note 2, “Basis of Presentation and Significant Accounting Policies - Fresh Start Accounting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a complete description of the fresh start accounting impacts on our Effective Date balance sheet.

(In millions, except share and per share information)
	Years Ended December 31,			Period from September 8, 2003 to December 31,
	2006	2005	2004	2003
Statements of Operations data:
Revenue	$236.7	$219.7	$189.3	$59.6
Costs of revenue	121.9	119.2	112.2	36.9
Selling, general and administrative expenses	71.1	69.6	71.7	32.6
Depreciation and amortization	47.2	43.1	40.8	13.0
Operating loss	(3.5)	(12.2)	(35.4)	(22.9)
Gain (loss) on sales of data centers	48.2	(1.3)	—	—
Interest income	2.4	1.3	1.1	0.5
Interest expense	(5.8)	(5.9)	(11.1)	(4.9)
Other income, net	2.1	10.9	9.2	1.4
Income (loss) from continuing operations before income taxes	43.4	(7.2)	(36.2)	(25.9)
Provision for income taxes	—	0.4	0.5	0.3
Income (loss) from continuing operations	43.4	(7.6)	(36.7)	(26.2)
Income (loss) from discontinued operations, net of taxes	3.0	(0.8)	(1.1)	(0.3)
Net income (loss)	$46.4	$(8.4)	$(37.8)	$(26.5)
Income (loss) per share, basic:
Income (loss) per share from continuing operations	$4.07	$(0.72)	$(3.48)	$(2.49)
Income (loss) per share from discontinued operations	.28	(0.07)	(0.10)	(0.03)
Income (loss) per share, basic	$4.35	$(0.79)	$(3.58)	$(2.52)
Shares used in computing basic income (loss) per share	10,669,365	10,596,244	10,550,249	10,499,961
Income (loss) per share, diluted:
Income (loss) per share from continuing operations	$3.68	$(0.72)	$(3.48)	$(2.49)
Income (loss) per share from discontinued operations	.26	(0.07)	(0.10)	(0.03)
Income (loss) per share, diluted	$3.94	$(0.79)	$(3.58)	$(2.52)
Shares used in computing diluted income (loss) per share	11,794,279	10,596,244	10,550,249	10,499,961

	At December 31,
	2006	2005	2004	2003
Balance Sheet data:
Cash and cash equivalents	$70.7	$45.9	$45.3	$105.1
Working capital (deficit)	17.4	(5.8)	(4.0)	70.8
Property and equipment, net	299.2	305.2	312.3	328.6
Total assets	407.7	385.0	400.2	499.0
Long-term debt (*)	1.5	1.6	1.8	71.9
Total shareholders’ equity	217.9	166.9	170.9	203.6

(*)
At December 31, 2006, 2005 and 2004, the balance represents the long-term obligation under a capital lease, which was included in other long-term liabilities on the respective consolidated balance sheets. At December 31, 2003, the balance represents the long-term obligation under a capital lease of $1.9 million, which was included in other long-term liabilities on the consolidated balance sheet, and notes payable of $70.0 million, which was stated separately on the consolidated balance sheet and which was satisfied in 2004.

	Years Ended December 31,			Period from September 8, 2003 to December 31,
	2006	2005	2004	2003
Cash flow data:
Net cash provided by (used in) operating activities	$51.3	$43.6	$25.8	$(8.1)
Net cash used in investing activities	(27.2)	(42.0)	(23.0)	(8.5)
Net cash (used in) provided by financing activities	(1.0)	(1.1)	(62.5)	41.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Executive Summary

Overview

We provide telecommunications services primarily in 14 major metropolitan markets in the U.S. and one in the U.K. (London). Our services include high bandwidth fiber-optic connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the U.S. and the U.K.

The components of our operating (loss) income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization. Below is a description of these components. We are reporting an operating loss for all periods presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Industry

The demand for high bandwidth telecommunications services continues to increase. We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand. Although the competitive landscape in the telecommunications industry is constantly shifting, we believe that we are well positioned for continued growth in the future.

Strategy

See Item 1, “Business - Business Strategy,” for a discussion of our business strategy.

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business. These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators. Some of the key financial indicators we use include cash flow, incremental contractual booking of new customer business, new customer installations and capital committed and expended.

Some of the most important non-financial metrics measure headcount, traffic growth and installation intervals. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 549 as of December 31, 2007. As of December 31, 2006, we had a total of 502 employees, 441 of which were employed in the U.S., 59 in the U.K., one in the Netherlands and one in Japan.

2006 Highlights

Our consolidated revenues increased in 2006 by $17.0 million, compared to 2005 due principally to the growth of our metro transport services, which increased by $13.3 million in 2006, compared to 2005. This was partially offset by the reduction in revenue due to the sale of our data center business in the fourth quarter of 2006. We had a full year of revenue from our data center businesses in 2005.

During 2006, we generated net income of $46.4 million and at December 31, 2006 we had $70.7 million of unrestricted cash, compared to $45.9 million of unrestricted cash at December 31, 2005, an increase in liquidity of $24.8 million. This increase was attributable primarily to cash generated from operating activities of $51.3 million, and the proceeds generated from sales of property and equipment of $43.2 million, primarily related to the sale of our domestic data centers, offset by capital expenditures of $71.7 million.

2007 and 2008 Outlook

In 2007, our revenue increased compared to 2006. Because a large percentage of our costs are fixed and we were able to increase our revenues, our costs grew at a slower rate than our revenues, which resulted in improved operating results. However, these improved operating results will be negatively impacted by the recognition of the loss resulting from the GVN litigation. See Item 3, “Legal Proceedings,” and Note 15, “Subsequent Events - Litigation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In 2007, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. Our unrestricted cash and cash equivalents balance declined in 2007 compared to 2006 due to our increased capital expenditures, consistent with our growth strategy. We believe, based on our business plan, that unrestricted cash on hand, in conjunction with availability under the credit facility we consummated on February 29, 2008, will provide us with the liquidity needed to fund our operations (including the liability arising out of the GVN litigation) at least through the second quarter of 2009. See below in this Item 7 under, “Liquidity and Capital Resources,” for further information related to the credit facility.

Revenue

Revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services is recognized as services are provided. Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue and are subsequently amortized into income over the related service period.

A substantial portion of our revenue is derived from multi-year contracts for telecommunications service. We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers. Under the terms of most contracts, the customer is required to pay a termination fee (which declines over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return.

Costs of revenue

Costs of revenue primarily includes the following: (i) real estate expenses for all operational sites; (ii) costs incurred to operate our networks, such as licenses, right-of-way, permit fees and professional fees related to our networks; (iii) third party telecommunications, fiber and conduit expenses; (iv) repairs and maintenance costs incurred in connection with our networks; and (v) employee-related costs relating to the operation of our networks.

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits, stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than for income taxes), including property taxes on owned real estate and trust fund-related taxes such as gross receipts taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

Depreciation and amortization

Depreciation and amortization consists of the ratable measurement of the use of property and equipment. Depreciation and amortization for network assets commences when such assets are placed in service and is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information. The following is a discussion of the items within our consolidated financial statements that involve significant judgments, assumptions, uncertainties and estimates. The estimates involved in these areas are considered critical because they require high levels of subjectivity and judgment to account for highly uncertain matters, and if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Misstatements

In connection with the audit of our financial statements as of and for the year ended December 31, 2006, we determined that certain errors primarily related to income taxes, depreciation and certain accruals were included in the financial statements previously issued as of and for the years ended December 31, 2005 and 2004 and as of and for the period ended December 31, 2003 (including the fresh start balance sheet as of September 8, 2003). Had the adjustments been made in the applicable period, the effect of the adjustments would have been to increase net loss by $0.9 million, or $0.09 per basic and diluted share for the year ended December 31, 2005, increase net loss by $0.1 million, or $0.01 per basic and diluted share for the year ended December 31, 2004 and decrease net loss by $0.2 million, or $0.02 per basic and diluted share for the period ended December 31, 2003. Management does not believe, based upon its qualitative and quantitative analysis, that such errors are material or require a restatement of any of the previously issued financial statements. Accordingly, the corrections were reflected in the financial statements as of and for the year ended December 31, 2006 and resulted in a reduction to net income of $0.3 million, or $0.03 per basic and diluted share.

2006 Reclassification

On February 29, 2008, we filed a Current Report on Form 8-K, which, among other things, included a consolidated statement of operations for the year ended December 31, 2006. The consolidated statement of operations for the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K, reflects a change in the classification of certain expenses from the amounts recorded in the consolidated statement of operations included in the Current Report on Form 8-K dated February 29, 2008. The change resulted in costs of revenue decreasing by $9.3 million, from $131.2 million to $121.9 million and selling, general and administrative expenses increasing by $9.3 million, from $61.8 million to $71.1 million for the year ended December 31, 2006. This reclassification did not affect our operating loss, net income, earnings per share (basic and diluted), assets, liabilities or shareholders’ equity as of or for the year ended December 31, 2006.

Fresh Start Accounting

Our emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003. Although the Effective Date of the Plan of Reorganization was September 8, 2003, we accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date. There were no significant transactions during the period from August 31, 2003 to September 8, 2003. Fresh start accounting requires us to allocate the reorganization value of our assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). We developed a set of financial projections which were utilized by an expert to estimate the fair value of our assets and liabilities. The expert utilized various valuation methodologies, including, (1) a comparison of the Company and our projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to ours, and (3) a calculation of the enterprise value based upon the future cash flows based upon our projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of our assets and liabilities. The reorganization value was allocated to our assets and liabilities based upon their fair values. We engaged an independent appraiser to determine the fair market value of our property and equipment. The determination of fair values of assets and liabilities was subject to significant estimates and assumptions. The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital, and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

Revenue Recognition

Revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services is recognized as services are provided. Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets and are subsequently amortized into income over the related service period.

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition,” we generally amortize revenue related to installation services on a straight-line basis over the contracted customer relationship, which generally ranges from two to twenty years.

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2006, 2005 and 2004, we included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported in the same manner as the original service provided, and amounted to $8.3 million, $12.1 million and $2.9 million in 2006, 2005 and 2004, respectively.

Accounts Receivable Reserves

Sales Credit Reserves

During each reporting period, we must make estimates for potential future sales credits to be issued in respect of current revenue, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demand related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve for known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and assumption.

Allowance for Doubtful Accounts

During each reporting period, we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time a particular customer’s receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A reserve analysis is also performed on accounts not subject to specific review utilizing the factors previously mentioned. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectability of receivables and credit worthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. Revenue previously unrecognized, which is recovered through litigation, negotiations, settlements and judgments, is recognized as termination revenue in the period collected. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimations and assumptions.

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is reclassified to property and equipment at the date the project is complete. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $5.1 million, $4.7 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building	37.5 years
Network infrastructure assets	20 years
Software and computer equipment	4 years
Transmission equipment	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $8.9 million, $2.0 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable amounting to $1.6 million, $0.4 million and $0.1 million, on an original cost basis, for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. No impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $5.6 million and $5.4 million at December 31, 2006 and 2005, respectively, of which for both years $3.1 million was included in “Accrued expenses,” and $2.5 million and $2.3 million, respectively, were included in “Other long-term liabilities.” Accretion expense, which is included in “Interest expense,” amounted to $0.2 million for each of the years ended December 31, 2006, 2005 and 2004.

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive loss. Our foreign exchange transaction gains (losses) are generally included in “other income” in the consolidated statements of operations.

Deferred Taxes

Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as by special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax on income and deductions. Actual realization of deferred tax assets and liabilities may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on our net deferred tax asset balance.

As a result of our bankruptcy, estimates have been made that impact the deferred tax balances. The factors resulting in estimation include, but are not limited to, the fresh start valuation of assets and liabilities, implications of cancellation of indebtedness income and various other factors.

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 9, “Stock-based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards. We did not have a historical basis for determining the volatility and expected life assumptions in the model due to our limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). We recognize the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award. Upon consummation of our Plan of Reorganization, all then outstanding stock options were cancelled.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method. SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award. The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occur. As we had recognized the impact of forfeitures as they occurred upon adoption of SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	4.89%	3.99%	3.61%
Expected life (years)	5.00	4.00	4.00
Weighted average fair value of options granted	$31.16	$16.25	$21.11

For a description of our stock-based compensation programs, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Consolidated Results (in millions):
	Years Ended December 31,
	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$236.7	$219.7	$17.0	7.7%
Costs of revenue (excluding depreciation and amortization, shown separately below)	121.9	119.2	2.7	2.3%
Selling, general and administrative expenses	71.1	69.6	1.5	2.2%
Depreciation and amortization	47.2	43.1	4.1	9.5%
Operating loss	(3.5)	(12.2)	8.7	71.3%
Other income (expense):
Gain (loss) on sales of data centers	48.2	(1.3)	49.5	NM
Interest income	2.4	1.3	1.1	84.6%
Interest expense	(5.8)	(5.9)	0.1	1.7%
Other income, net	2.1	10.9	(8.8)	(80.7)%
Income (loss) from continuing operations, before income taxes	43.4	(7.2)	50.6	702.8%
Provision for income taxes	—	0.4	(0.4)	NM
Income (loss) from continuing operations	43.4	(7.6)	51.0	671.1%
Income (loss) from discontinued operations, net of taxes	3.0	(0.8)	3.8	475.0%
Net income (loss)	$46.4	$(8.4)	$54.8	652.4%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue in 2006 was $236.7 million, compared to $219.7 million in 2005, an increase of $17.0 million, or 7.7%. Revenue from our U.S. operations increased by $13.5 million, or 6.6%, from $204.1 million in 2005 to $217.6 million in 2006. The principal reason for this increase was due to the continued growth in our fiber services and metro transport services. In 2006, U.S. revenue from fiber services increased by $10.1 million, or 9.2%, from $110.2 million in 2005 to $120.3 million in 2006 and revenue from metro transport services increased by $13.3 million, or 89.3%, from $14.9 million in 2005 to $28.2 million in 2006. These increases were offset by a decrease in data center revenue of $4.5 million, or 15.5%, from $29.0 million in 2005 to $24.5 million in 2006 due to the sale of the domestic data centers in the fourth quarter of 2006 (four in October 2006 and one in November 2006) and a decrease in termination revenue of $3.8 million, or 31.4%, from $12.1 million in 2005 to $8.3 million in 2006. Revenue from our foreign operations, primarily in the U.K., increased by $3.5 million, or 22.4%, from $15.6 million in 2005 to $19.1 million in 2006 due primarily to our focus on our core business and strategic investment in infrastructure.

Costs of revenue. Consolidated costs of revenue in 2006 was $121.9 million, compared to $119.2 million in 2005, an increase of $2.7 million, or 2.3%. Consolidated costs of revenue as a percentage of revenue was 51.5% in 2006, compared to 54.3% in 2005, resulting in consolidated gross profit margin of 48.5% and 45.7% in 2006 and 2005, respectively. The costs of revenue for our U.S. operations was $113.6 million and $112.4 million in 2006 and 2005, respectively, an increase of $1.2 million, or 1.1%. The costs of revenue for our foreign operations was $8.3 million and $6.8 million in 2006 and 2005, respectively, an increase of $1.5 million, or 22.1%. The increase in costs of revenue represents increases in variable costs associated with our revenue streams and was not as substantial as the increase in revenue because a significant percentage of our costs of revenue are fixed and increased at a slower rate than revenue. Additionally, because we are spreading these costs over a larger revenue base, we had improved gross profit margins in 2006 compared to 2005.

Selling, General and Administrative Expenses (“SG&A). Consolidated SG&A in 2006 was $71.1 million, compared to $69.6 million in 2005, an increase of $1.5 million, or 2.2%. SG&A as a percentage of revenue was 30.0% in 2006, compared to 31.7% in 2005. In the U.S., SG&A was $63.4 million in 2006, compared to $63.1 million in 2005, an increase of $0.3 million, or 0.5%. SG&A for our U.S. operations in 2006 compared to 2005 is primarily the result of an increase in audit fees and financial consulting fees of $2.4 million and $2.1 million, respectively, which were attributable to the extra costs incurred through our efforts to become timely in our financial reporting, and a net increase in other general and administrative expenses of $0.8 million. These increases were partially offset by the reduction in domestic transaction taxes of $5.0 million, attributable to billing certain of these taxes to customers that commenced in the first quarter of 2006. SG&A for our foreign operations was $7.7 million and $6.5 million in 2006 and 2005, respectively, an increase of $1.2 million, or 18.5%, which was due primarily to (i) an increase in payroll and payroll related expenses of $1.2 million; (ii) an increase in professional fees of $1.3 million, $0.7 million of which related to the extra costs incurred through our efforts to become timely in our financial reporting and to become compliant with the requirements of the Sarbanes-Oxley Act of 2002. These increases were partially offset by a decrease in other operating costs of $1.2 million.

Depreciation and amortization.  Consolidated depreciation and amortization in 2006 was $47.2 million, compared to $43.1 million in 2005, an increase of $4.1 million, or 9.5%. Consolidated depreciation and amortization as a percentage of revenue was 19.9% in 2006, compared to 19.6% in 2005. Depreciation and amortization increased as a result of additions to property and equipment in 2006 and the full year effect of depreciation on property and equipment acquired throughout 2005. This increase was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during 2006 and 2005.

Gain on sales of data centers. Gain on the sales of our domestic data centers of $48.2 million in 2006 represented the excess of the proceeds received on the sale totaling $43.1 million plus the reversal of the deferred fair value rent liability and the SFAS No. 13 liability associated with the related parties totaling $28.0 million and $6.0 million, respectively, over the carrying value of the related assets sold. In 2005, a loss of $1.3 million was incurred on the sale of a domestic data center.

Interest income. Interest income, substantially all of which was earned in the U.S., increased from $1.3 million in 2005 to $2.4 million in 2006. The increase of $1.1 million, or 84.6%, was primarily due to the additional funds that we had available for investment following the sales of our domestic data centers in the fourth quarter of 2006 and an increase in short-term interest rates during 2006.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest related to a capital lease obligation, interest accrued on certain tax liabilities, and interest accretion relating to certain asset retirement obligations. Interest expense decreased from $5.9 million in 2005 to $5.8 million in 2006. The decrease of $0.1 million, or 1.7%, was primarily due to a decrease in interest expense on fair market value rent liabilities due to the reduction of such balances, which was primarily due to the sale of our domestic data centers.

Other income, net.  Other income, net is composed primarily of non-recurring transactions and is not comparative from a trend perspective.
Consolidated other income, net was $2.1 million in 2006, compared to $10.9 million in 2005, a decrease of $8.8 million. In the U.S., other income, net was a net loss of $1.4 million in 2006, compared to a net gain of $3.8 million in 2005, a decrease of $5.2 million. For our foreign operations, other income, net was a net gain of $3.5 million in 2006, compared to a net gain of $7.1 million in 2005, a decrease of $3.6 million. In 2006, consolidated other income, net was comprised primarily of gains arising from the reversal of certain tax liabilities of $3.2 million, gain on foreign currency of $2.0 million and other gains of $1.5 million, offset by losses on disposition of property and equipment of $4.6 million. In 2005, consolidated other income, net was comprised of the non-cash gain on the settlement of a contractual obligation of $9.0 million, a gain on the settlement of a lease of $3.5 million, offset by the loss on foreign currency of $1.2 million and other losses totaling $0.4 million.

Loss from discontinued operations, net of taxes. As discussed in Note 7, “Discontinued Operations and Dispositions,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we sold or liquidated six European subsidiaries during the years ended December 31, 2005 and 2004. The operating results of these entities, as well as the gain or loss on sale of disposition, were included in loss from discontinued operations, net of taxes in the related statements of operations for all periods presented. Additionally, the operating results of AboveNet (UK), which was sold in November 2006, were included in the loss from discontinued operations, net of taxes, in all periods presented.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Consolidated Results (in millions):
	Years Ended December 31,
	2005	2004	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$219.7	$189.3	$30.4	16.1%
Costs of revenue (excluding depreciation and amortization, shown separately below)	119.2	112.2	7.0	6.2%
Selling, general and administrative expense	69.6	71.7	(2.1)	(2.9)%
Depreciation and amortization	43.1	40.8	2.3	5.6%
Operating loss	(12.2)	(35.4)	23.2	65.5%
Other income (expense):
Loss on sales of data centers	(1.3)	—	(1.3)	NM
Interest income	1.3	1.1	0.2	18.2%
Interest expense	(5.9)	(11.1)	5.2	46.8%
Other income, net	10.9	9.2	1.7	18.5%
Loss from continuing operations before reorganization items	(7.2)	(36.2)	29.0	80.1%
Provision for income taxes	0.4	0.5	(0.1)	(20.0)%
Loss from continuing operations before income taxes	(7.6)	(36.7)	29.1	79.3%
Loss from discontinued operations, net of taxes	(0.8)	(1.1)	0.3	27.3%
Net loss	$(8.4)	$(37.8)	$29.4	77.8%

NM—not meaningful

Revenue.  Consolidated revenue in 2005 was $219.7 million, compared to $189.3 million in 2004, an increase of $30.4 million, or 16.1%. Revenue from our U.S. operations increased by $29.2 million, or 16.7%, from $174.9 million in 2004 to $204.1 million in 2005. This was primarily attributable to an increase in fiber services revenue of $9.9 million, or 9.9%, an increase in metro transport services of $3.5 million, or 30.7%, an increase in data center revenues of $4.9 million, or 20.3%, and an increase in IP revenue of $0.9 million, or 4.1%. Additionally, termination revenue increased $9.2 million, from $2.9 million in 2004 to $12.1 million in 2005, primarily as the result of settlements received from former customers. These increases were offset by a decrease in managed services of $2.1 million, or 35.6%, which resulted from a reduced focus in that business. Revenue from our foreign operations, primarily in the U.K., increased by $1.2 million, or 8.3%, from $14.4 million in 2004 to $15.6 million in 2005 due primarily to our focus on our core business and strategic investment in infrastructure.

Costs of revenue.  Consolidated costs of revenue in 2005 was $119.2 million, compared to $112.2 million in 2004, an increase of $7.0 million, or 6.2%. Consolidated costs of revenue as a percentage of revenue was 54.3% in 2005, compared to 59.3% in 2004, resulting in consolidated gross profit margin of 45.7% and 40.7% in 2005 and 2004, respectively. The costs of revenue for our U.S. operations was $112.4 million and $102.2 million in 2005 and 2004, respectively, an increase of $10.2 million, or 10.0%. The costs of revenue for our foreign operations was $6.8 million and $10.0 million in 2005 and 2004, respectively, a decrease of $3.2 million, or 32.0%. The increase in consolidated gross profit margin was attributable to improved efficiencies as we continued to bring our variable expenses in line with our level of operations. The increase in costs of revenue represents increases in variable costs associated with our revenue streams and was not as substantial as the increase in revenue because a significant percentage of our costs of revenue are fixed and increased at a slower rate than revenue. Additionally, because we are spreading these costs over a larger revenue base, we had improved gross profit margins in 2005 compared to 2004.

SG&A. Consolidated SG&A in 2005 was $69.6 million, compared to $71.7 million in 2004, a decrease of $2.1 million, or 2.9%. SG&A as a percentage of revenue was 31.7% in 2005, compared to 37.9% in 2004. In the U.S., SG&A was $63.1 million in 2005, compared to $65.0 million in 2004, a decrease of $1.9 million, or 2.9%. The decrease in SG&A from our U.S. operations in 2005 compared to 2004 was primarily attributable to (i) a decrease in insurance premiums of $2.9 million; (ii) a decrease in payroll and payroll related expenses of $1.7 million; (iii) a decrease in domestic transaction taxes of $1.4 million; and (iv) a decrease in legal fees of $1.1 million. These decreases were substantially offset by (i) an increase in commission expense of $3.8 million; and (ii) an increase in audit fees of $1.6 million. SG&A for our foreign operations was $6.5 million and $6.7 million in 2005 and 2004, respectively, a decrease of $0.2 million, or 3.0%.

Depreciation and amortization.  Consolidated depreciation and amortization in 2005 was $43.1 million, compared to $40.8 million in 2004, an increase of $2.3 million, or 5.6%. Consolidated depreciation and amortization as a percentage of revenue was 19.6% in 2005, compared to 21.6% in 2004. The increase in depreciation and amortization was attributable to the full year effect of depreciation expense associated with property and equipment added during 2004 and depreciation associated with additions purchased throughout 2005. This increase was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during 2004 and 2005.

Interest income. Interest income, substantially all of which was earned in the U.S., increased from $1.1 million in 2004 to $1.3 million in 2005. The increase of $0.2 million, or 18.2%, was due primarily to an increase in cash available for investing in short-term interest bearing investments.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., decreased from $11.1 million in 2004 to $5.9 million in 2005. The decrease of $5.2 million, or 46.8%, resulted from two factors: (i) there was no interest expense incurred in 2005 with respect to the Term Note, which was repaid in full on August 10, 2004 and thus was outstanding for part of 2004; and (ii) the reduction in interest expense incurred on the fair value deferred rent balance due to the sale of a data center during the first quarter of 2005, and the purchase of the land and building of a data center we operated, eliminating the related fair value deferred rent balance thus reducing the balance upon which interest expense was incurred, in the second quarter of 2005.

Other income, net. Other income, net is composed primarily of non-recurring transactions and is not comparative from a trend perspective.
Consolidated other income, net was $10.9 million in 2005, compared to $9.2 million in 2004, an increase of $1.7 million, or 18.5%. In the U.S., other income, net was a net gain of $3.8 million in 2005, compared to a net gain of $8.1 million in 2004, a decrease of $4.3 million, or 53.1%. For our foreign operations, other income, net was a net gain of $7.1 million in 2005, compared to a net gain of $1.1 million in 2004, an increase of $6.0 million. In 2005, consolidated other income, net was comprised of the non-cash gain on the settlement of a contractual obligation of $9.0 million, a gain on the settlement of a lease of $3.5 million, offset by the loss on foreign currency of $1.2 million and other losses totaling $0.4 million. In 2004, consolidated other income, net was comprised of the non-cash settlement of an obligation resulting in a gain of $7.5 million, a gain on foreign currency of $0.6 million and other gains totaling $1.1 million.

Loss from discontinued operations, net of taxes. Upon our emergence from bankruptcy in September 2003, management decided to sell or dispose of certain of our European operations. Accordingly, we included the results of these operations, plus the gain or loss on the sale or liquidation of such entities, in loss from discontinued operations, net of taxes in the related statements of operations for all periods presented. Additionally, AboveNet (UK) was sold on November 15, 2006. The assets and liabilities, results of operations and cash flows of AboveNet (UK) were also treated as discontinued operations for all periods presented.

Liquidity and Capital Resources

Working capital at December 31, 2006 was $17.4 million, compared to $(5.8) million at December 31, 2005. Cash balances at December 31, 2006 were $70.7 million, compared to $45.9 million at December 31, 2005, an increase of $24.8 million. The increase in working capital at December 31, 2006 is attributable primarily to proceeds generated from sales of property and equipment totaling $43.2 million, net cash generated by operating activities totaling $51.3 million, partially offset by cash payments for purchases of property and equipment of $71.7 million.

Net cash provided by operating activities was $51.3 million in 2006, compared to $43.6 million in 2005. Net cash provided by operating activities in 2006 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $47.2 million and stock-based compensation expense of $3.9 million, offset by the net gain on the sale of our data centers of $48.2 million included in the determination of net income. The net cash provided by operating activities in 2005 similarly resulted primarily from the add back of non-cash expenses deducted in the determination of net income, principally depreciation and amortization expense of $43.1 million and stock-based compensation expense of $4.0 million, and an increase in deferred revenue and long-term liabilities of $8.7 million, partially offset by a non-cash gain on settlement of liabilities of $9.0 million and a gain on a leased asset termination of $3.5 million.

Net cash used in investing activities in 2006 was $27.2 million, compared to $42.0 million in 2005. Net cash used in investing activities in 2006 reflects the proceeds from sales of property and equipment totaling $43.2 million (of which $43.1 million related to the sales of our domestic data centers) and the proceeds from the sale of the stock of AboveNet (UK) of $1.3 million, offset by the cash used for the purchase of property and equipment totaling $71.7 million. The purchase of property and equipment in each year relates to the capital required to connect new customers and to build our infrastructure. Net cash used in investing activities in 2005 represented the cash utilized for the purchase of property and equipment of $42.0 million for similar purposes.

Net cash used in financing activities was $1.0 million in 2006, which reflects the change in restricted cash and cash equivalents of $1.1 million and the principal payment on our capital lease obligation of $0.1 million, offset by the proceeds from the exercise of warrants of $0.2 million. Net cash used in financing activities was $1.1 million in 2005, which reflects the change in restricted cash and cash equivalents of $0.5 million, the purchase of treasury stock of $0.5 million, and the principal payment on our capital lease obligation of $0.1 million.

In 2007, we generated cash from operations that was sufficient to fund our operating expenses. During 2007, our capital expenditures exceeded the net cash generated from operations, thus reducing liquidity. Additionally, in December 2007, in connection with the delivery of restricted stock units to certain executives and employees, we purchased from such executives and employees stock for a total of $9.7 million to fund certain estimated tax obligations. See Item 11, “Executive Compensation,” and Note 15, “Subsequent Events - Restricted Stock Units,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to fund a portion of our future capital projects for both our existing business and growth with our net cash from operations. On February 29, 2008, we closed a $60 million senior secured credit facility (the “Credit Facility”) comprised of: (i) an $18 million revolving working capital line (the “Revolver”); (ii) a $24 million term loan (the “Term Loan”); and (iii) an $18 million delayed draw term loan (“Delayed Draw Term Loan”), which is available from the closing date to and including the 270th day thereafter. The Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013). The Credit Facility is secured by substantially all of our assets. We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Credit Facility. Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio. As of April 30, 2008, we had $24 million outstanding under the Credit Facility. We believe that our existing cash, cash from operating activities and funds available under our Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements (including the liability arising out of the GVN litigation) at least through the second quarter of 2009.

In 2008, we expect our cash from operations to be sufficient to fund operating requirements (including the settlement of the GVN lawsuit (see Item 3, “Legal Proceedings,” and Note 15, “Subsequent Events - Litigation,” to the accompanying consolidated financial statements). Additionally, we expect that our cash in excess of our operating requirements, combined with proceeds borrowed under the Credit Facility, will be sufficient to fund our capital requirements for corporate infrastructure and customer build-out pursuant to our growth strategy.

In addition, in the future we may consider making acquisitions of other companies or product lines to support our growth strategy. We may finance any such acquisition of other companies or product lines from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt and/or equity securities. We cannot provide assurance that any such funds will be available to us on favorable terms, or at all.

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases. Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2006 measured from December 31, 2006:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$61.5	$14.5	$26.0	$10.6	$10.4
Capital Lease Obligations (Including Interest)	2.5	0.2	0.5	0.5	1.3
Other Rights-of-Way, Franchise Fees and Building Access Fees	135.9	26.4	25.6	19.4	64.5
Total	$199.9	$41.1	$52.1	$30.5	$76.2

Excluded from this table are capital commitments (all of which relate to 2007), which totaled $18.0 million at December 31, 2006.
Segment Results

Our results are segmented according to groupings based on geography.

United States:
	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)

Revenue	$217.6	$204.1	$13.5	6.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	113.6	112.4	1.2	1.1%
Selling, general and administrative expenses	63.4	63.1	0.3	0.5%
Depreciation and amortization	43.0	39.8	3.2	8.0%
Operating loss	(2.4)	(11.2)	8.8	78.6%
Other income (expense):
Gain (loss) on sale of data centers	48.2	(1.3)	49.5	NM
Interest income	2.4	1.3	1.1	84.6%
Interest expense	(5.8)	(5.7)	(0.1)	(1.8)%
Other income, net	(1.4)	3.8	(5.2)	(136.8)%
Income (loss) from continuing operations before income taxes	41.0	(13.1)	54.1	413.0%
Provision for income taxes	—	0.4	(0.4)	NM
Income (loss) from continuing operations	41.0	(13.5)	54.5	403.7%
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$41.0	$(13.5)	$54.5	403.7%

United Kingdom and others:
	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$19.1	$15.6	$3.5	22.4%
Costs of revenue (excluding depreciation and amortization, shown separately below)	8.3	6.8	1.5	22.1%
Selling, general and administrative expenses	7.7	6.5	1.2	18.5%
Depreciation and amortization	4.2	3.3	0.9	27.3%
Operating loss	(1.1)	(1.0)	(0.1)	(10.0)%
Other income (expense):
Gain on sale of data centers	—	—	—	—
Interest income	—	—	—	—
Interest expense	—	(0.2)	0.2	NM
Other income, net	3.5	7.1	(3.6)	(50.7)%
Income from continuing operations before income taxes	2.4	5.9	(3.5)	(59.3)%
Provision for income taxes	—	—	—	—
Income from continuing operations	2.4	5.9	(3.5)	(59.3)%
Gain on disposition of discontinued operations, net of taxes	3.9	—	3.9	NM
Loss from discontinued operations	(0.9)	(0.8)	(0.1)	(12.5)%
Net income (loss) from discontinued operations	3.0	(0.8)	3.8	475.0%
Net income	$5.4	$5.1	$0.3	5.9%

United States:
	2005	2004	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$204.1	$174.9	$29.2	16.7%
Costs of revenue (excluding depreciation and amortization, shown separately below)	112.4	102.2	10.2	10.0%
Selling, general and administrative expenses	63.1	65.0	(1.9)	(2.9)%
Depreciation and amortization	39.8	38.3	1.5	3.9%
Operating loss	(11.2)	(30.6)	19.4	63.4%
Other income (expense):
Loss on sale of data centers	(1.3)	—	(1.3)	NM
Interest income	1.3	1.1	0.2	18.2%
Interest expense	(5.7)	(11.0)	5.3	48.2%
Other income, net	3.8	8.1	(4.3)	(53.1)%
Loss from continuing operations before income taxes	(13.1)	(32.4)	19.3	59.6%
Provision for income taxes	0.4	0.5	(0.1)	(20.0)%
Loss from continuing operations	(13.5)	(32.9)	19.4	59.0%
Net income (loss) from discontinued operations	—	—	—	—
Net loss	$(13.5)	$(32.9)	$19.4	59.0%

United Kingdom and others:
	2005	2004	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$15.6	$14.4	$1.2	8.3%
Costs of revenue (excluding depreciation and amortization, shown separately below)	6.8	10.0	(3.2)	(32.0)%
Selling, general and administrative expenses	6.5	6.7	(0.2)	(3.0)%
Depreciation and amortization	3.3	2.5	0.8	32.0%
Operating loss	(1.0)	(4.8)	3.8	79.2%
Other income (expense):
Gain on sale of data centers	—	—	—	—
Interest income	—	—	—	—
Interest expense	(0.2)	(0.1)	(0.1)	(100.0)%
Other income, net	7.1	1.1	6.0	545.5%
Income (loss) from continuing operations before income taxes	5.9	(3.8)	9.7	255.3%
Provision for income taxes	—	—	—	—
Income (loss) from continuing operations	5.9	(3.8)	9.7	255.3%
Loss on disposition of discontinued operations, net of taxes	—	(0.2)	0.2	NM
Loss from discontinued operations	(0.8)	(0.9)	0.1	11.1%
Net loss from discontinued operations	(0.8)	(1.1)	0.3	27.3%
Net income (loss)	$5.1	$(4.9)	$10.0	204.1%
NM—not meaningful

Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We do not enter into financial instruments for trading or speculative purposes and do not own auction rate notes. We place our cash and cash equivalents in short-term investment instruments with high quality financial institutions in the U.S. and the U.K. Our trade receivables, which are unsecured, are geographically dispersed throughout the U.S. and the U.K. and include both large and small corporate entities spanning numerous industries. We perform ongoing credit evaluations of our customers’ financial condition. We place our cash and cash equivalents primarily in commercial bank accounts in the U.S. Account balances generally exceed federally insured limits.

Off-balance sheet arrangements

We do have any off-balance sheet arrangements other than our operating leases. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that our business is impacted by inflation to the same degree as the general economy.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” (“Interpretation No. 48”). This Interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting Interpretation No. 48.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities,” should be presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF No. 06-3 will be effective for our quarterly reporting period ended March 31, 2007 and there will be no impact on our financial position or results of operations. Our policy is to record taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No.157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of SFAS No. 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006, as required. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”). FSP No. FAS 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During 2006, our foreign activities accounted for 8.1% of consolidated revenues. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

As of December 31, 2006, we did not have any debt, other than a capital lease obligation, which carried a fixed rate of interest, and as a result, we were not exposed to any interest rate risk.

On February, 29, 2008, we closed our Credit Facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K. Under the terms of the Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent's base rate, at our discretion, plus the applicable margins, as defined. If the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.24 million (1% x $24 million) based upon the amount of the related debt outstanding at March 31, 2008. In order to manage our exposure to increases in LIBOR, we may consider an interest rate hedging arrangement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended in the period December 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” utilizing the modified prospective transition method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
February 28, 2008, except for Notes 2, 15 and 16, which are as of May 9, 2008

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$70.7	$45.9
Restricted cash and cash equivalents	5.5	4.4
Accounts receivable, net of allowances of $1.2 and $1.8, respectively	18.0	14.7
Prepaid costs and other current assets	11.3	11.0
Current assets of discontinued operations	—	0.8
Total current assets	105.5	76.8

Property and equipment, net of accumulated depreciation and amortization of $131.3 and $94.8, respectively	299.2	305.2
Other assets	3.0	2.6
Non-current assets of discontinued operations	—	0.4
Total assets	$407.7	$385.0

LIABILITIES:
Current liabilities:
Accounts payable	$14.6	$10.2
Accrued expenses	56.6	55.1
Deferred revenue—current portion	16.9	16.4
Current liabilities of discontinued operations	—	0.9
Total current liabilities	88.1	82.6
Deferred revenue	91.8	93.8
Other long-term liabilities	9.9	40.5
Long-term liabilities of discontinued operations	—	1.2
Total liabilities	189.8	218.1

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 10,473,389 issued and 10,458,112 outstanding as of December 31, 2006 and 10,466,444 issued and 10,451,167 outstanding as of December 31, 2005	0.1	0.1
Additional paid-in capital	241.6	237.5
Treasury stock at cost, 15,277 shares	(0.5)	(0.5)
Accumulated other comprehensive income	3.0	2.5
Accumulated deficit	(26.3)	(72.7)
Total shareholders’ equity	217.9	166.9
Total liabilities and shareholders’ equity	$407.7	$385.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

	Years Ended December 31,
	2006	2005	2004
Revenue	$236.7	$219.7	$189.3
Costs of revenue (excluding depreciation and amortization, shown separately below)	121.9	119.2	112.2
Selling, general and administrative expenses	71.1	69.6	71.7
Depreciation and amortization	47.2	43.1	40.8
Operating loss	(3.5)	(12.2)	(35.4)
Other income (expense):
Gain (loss) on sales of data centers	48.2	(1.3)	—
Interest income	2.4	1.3	1.1
Interest expense	(5.8)	(5.9)	(11.1)
Other income, net	2.1	10.9	9.2
Income (loss) from continuing operations before income taxes	43.4	(7.2)	(36.2)
Provision for income taxes	—	0.4	0.5
Income (loss) from continuing operations	43.4	(7.6)	(36.7)
Gain (loss) on disposition of discontinued operations	3.9	—	(0.2)
Loss from discontinued operations	(0.9)	(0.8)	(0.9)
Net income (loss) from discontinued operations	3.0	(0.8)	(1.1)
Net income (loss)	$46.4	$(8.4)	$(37.8)
Income (loss) per share, basic:
Income (loss) per share from continuing operations	$4.07	$(0.72)	$(3.48)
Income (loss) per share from discontinued operations	.28	(0.07)	(0.10)
Basic income (loss) per share	$4.35	$(0.79)	$(3.58)
Weighted average number of common shares	10,669,365	10,596,244	10,550,249
Income (loss) per share, diluted:
Income (loss) per share from continuing operations	$3.68	$(0.72)	$(3.48)
Income (loss) per share from discontinued operations	.26	(0.07)	(0.10)
Diluted income (loss) per share	$3.94	$(0.79)	$(3.58)
Weighted average number of common shares	11,794,279	10,596,244	10,550,249

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share and per share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2004	10,418,992	$0.1	—	$—	$228.5	$1.5	$(26.5)	$203.6
Issuance of common stock from exercise of warrants	5,101	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	0.1	—	0.1
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	4.9	—	—	4.9
Net loss	—	—	—	—	—	—	(37.8)	(37.8)
Balance at December 31, 2004	10,424,093	0.1	—	—	233.5	1.6	(64.3)	170.9
Issuance of common stock from exercise of warrants	1,229	—	—	—	—	—	—	—
Issuance of common stock from vested restricted stock	41,122	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	15,277	(0.5)	—	—	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	0.9	—	0.9
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	4.0	—	—	4.0
Net loss	—	—	—	—	—	—	(8.4)	(8.4)
Balance at December 31, 2005	10,466,444	0.1	15,277	(0.5)	237.5	2.5	(72.7)	166.9
Issuance of common stock from exercise of warrants	6,945	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	3.9	—	—	3.9
Net income	—	—	—	—	—	—	46.4	46.4
Balance at December 31, 2006	10,473,389	$0.1	15,277	$(0.5)	$241.6	$3.0	$(26.3)	$217.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2006	2005	2004
Cash flows provided by operating activities:
Net income (loss)	$46.4	$(8.4)	$(37.8)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net (income) loss from discontinued operations	(3.0)	0.8	1.1
Depreciation and amortization	47.2	43.1	40.8
Non-cash gain on settlement of liabilities	(3.2)	(9.0)	(8.6)
Provision for bad debts	0.5	0.3	0.5
Non-cash stock-based compensation expense	3.9	4.0	4.9
(Gain) loss on sale of data centers	(48.2)	1.3	—
Gain on leased asset termination	(0.2)	(3.5)	—
Losses on disposition of property and equipment, net	4.6	—	—
Other	(1.4)	—	(0.8)
Changes in operating working capital:
Accounts receivable	(2.8)	(0.2)	10.7
Prepaid costs and other current assets	(0.1)	2.9	10.4
Accounts payable	4.2	(1.0)	(9.0)
Accrued expenses	6.7	2.8	6.5
Other assets	—	1.8	—
Deferred revenue and other long-term liabilities	(3.3)	8.7	7.1
Net cash provided by operating activities	51.3	43.6	25.8
Cash flows used in investing activities:
Proceeds from sales of property and equipment, principally data centers	43.2	—	—
Proceeds from sale of discontinued operations	1.3	—	—
Purchases of property and equipment	(71.7)	(42.0)	(23.0)
Net cash used in investing activities	(27.2)	(42.0)	(23.0)
Cash flows used in financing activities:
Change in restricted cash and cash equivalents	(1.1)	(0.5)	—
Proceeds from exercise of warrants	0.2	—	0.1
Purchase of treasury stock	—	(0.5)	—
Principal payments — capital lease obligation	(0.1)	(0.1)	(0.1)
Repayment of note payable	—	—	(62.5)
Net cash used in financing activities	(1.0)	(1.1)	(62.5)
Effect of exchange rates on cash	0.5	(0.4)	0.2
Net cash provided by (used in) discontinued operations	1.2	0.5	(0.3)
Net increase (decrease) in cash and cash equivalents	24.8	0.6	(59.8)
Cash and cash equivalents, beginning of year	45.9	45.3	105.1
Cash and cash equivalents, end of year	$70.7	$45.9	$45.3

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.1	$6.9
Cash paid for income taxes	$—	$0.4	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$46.4	$(8.4)	$(37.8)
Foreign currency translation adjustments	0.5	0.9	0.1
Comprehensive income (loss)	$46.9	$(7.5)	$(37.7)

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 1:    BACKGROUND AND ORGANIZATION

Bankruptcy Filing and Reorganization

On May 20, 2002, Metromedia Fiber Network, Inc. (“MFN”) and substantially all of its domestic subsidiaries (each a “Debtor” and collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors remained in possession of their assets and properties and continued to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court.

On July 1, 2003, the Debtors filed an amended Plan of Reorganization (“Plan of Reorganization”) and amended Disclosure Statement (“Disclosure Statement”). On July 2, 2003, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On August 21, 2003, the Bankruptcy Court confirmed the Plan of Reorganization.

The Plan of Reorganization governed the treatment of claims against and interest in each of the Debtors. Under the Plan of Reorganization, creditors of the debtors received, or are to receive, the following distributions, as set forth in greater detail therein:

•
Administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the business of the Debtors), professional fee claims, senior indentured trustee fee claims and priority tax claims were settled in cash.

•	Certain secured claims were settled as follows:
	1)	Class 1 (a) - secured claims received a note secured by substantially all of the assets of the Company,
	2)	Class 1 (b) - secured claims were issued 944,773 shares of common stock and the right to purchase an allocated percentage of shares of common stock at $29.9543 per share,
	3)	Class 2 - other secured claims were issued 3,369,876 shares of common stock and the right to purchase an allocated percentage of shares of common stock at $29.9543 per share,
	4)	Class 3 - secured tax claims were settled in cash, and
	5)	Class 4 - general secured claims were settled in cash.
•	Class 5 - other priority claims were settled in cash.
•
Unsecured note holder claims and general unsecured claims of MFN were settled by the issuance of 1,685,433 shares of common stock, the right to purchase an allocated percentage of shares of common stock at $29.9543 per share, five year stock warrants to purchase 709,459 shares of common stock at $20.00 per share (expiring September 8, 2008) and seven year stock warrants to purchase 834,658 shares of common stock at $24.00 per share (expiring September 8, 2010), and certain avoidance proceeds collected by the Company.

•
Subsidiary unsecured claims were settled by authorizing the issuance of 2,749,918 shares of common stock and the right to purchase an allocated percentage of shares of common stock at $29.9543 per share.

•	Convenience claims were settled in cash.

The Debtors emerged from proceedings under Chapter 11 of the Bankruptcy Code on September 8, 2003 (the “Effective Date”). In accordance with its Plan of Reorganization, MFN changed its name to AboveNet, Inc. (together with its subsidiaries, the “Company”) on August 29, 2003. Equity interests in MFN received no distribution under the Plan of Reorganization and the equity securities of MFN were cancelled.

Business

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure and co-location services to communications carriers and corporate and government customers, principally in the United States (“U.S.”) and United Kingdom (“U.K.”).

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company, as applicable. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s results as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes and the reported amounts of revenue and expenses during the periods presented. Estimates are used when accounting for certain items such as accounts receivable allowances, property taxes, transaction taxes and deferred taxes. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual amounts and results could differ from such estimates due to subsequent events which could have a material effect on the Company’s prospective financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Misstatements

In connection with the audit of the financial statements as of and for the year ended December 31, 2006, the Company determined that certain errors primarily related to income taxes, depreciation and certain accruals were included in the financial statements previously issued as of and for the years ended December 31, 2005 and 2004 and as of and for the period ended December 31, 2003 (including the fresh start balance sheet as of September 8, 2003). Had the adjustments been made in the applicable period, the effect of the adjustments would have been to increase net loss by $0.9, or $0.09 per basic and diluted share for the year ended December 31, 2005, increase net loss by $0.1, or $0.01 per basic and diluted share for the year ended December 31, 2004 and decrease net loss by $0.2, or $0.02 per basic and diluted share for the period ended December 31, 2003. Management does not believe, based upon its qualitative and quantitative analysis, that such errors are material or require a restatement of any of the previously issued financial statements. Accordingly, the corrections were reflected in the financial statements as of and for the year ended December 31, 2006 and resulted in a reduction to net income of $0.3, or $0.03 per basic and diluted share.

2006 Reclassification

On February 29, 2008, the Company filed a Current Report on Form 8-K, which, among other things, included a consolidated statement of operations for the year ended December 31, 2006. The consolidated statement of operations for the year ended December 31, 2006, contained herein, reflects a change in the classification of certain expenses from the amounts recorded in the consolidated statement of operations included in the Current Report on Form 8-K dated February 29, 2008. The change resulted in costs of revenue decreasing by $9.3, from $131.2 to $121.9 and selling, general and administrative expenses increasing by $9.3, from $61.8 to $71.1 for the year ended December 31, 2006. This reclassification did not affect our operating loss, net income, earnings per share (basic and diluted), assets, liabilities or shareholders’ equity as of or for the year ended December 31, 2006.

Fresh Start Accounting

On September 8, 2003, the Company authorized 10,000,000 shares of preferred stock (with a $0.01 par value) and 30,000,000 shares of common stock (with a $0.01 par value). The holders of common stock will be entitled to one vote for each issued and outstanding share, and will be entitled to receive dividends, subject to the rights of the holders of preferred stock when and if declared by the Board of Directors. Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors. During 2006, the Company reserved for issuance, from the 10,000,000 shares authorized of preferred stock described above, 500,000 shares of $0.01 par value junior preferred stock in connection with the adoption of the Shareholders’ Rights Plan. In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and holders of preferred stock.

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five-year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven-year stock purchase warrants to purchases 834,658 shares of common stock exercisable at a price of $24.00 per share. In addition, 1,064,956 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plan. See Note 9, “Stock-based Compensation.”

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003. Although the Effective Date of the Plan of Reorganization was September 8, 2003, the Company accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date. There were no significant transactions during the period from August 31, 2003 to September 8, 2003. Fresh start accounting requires the Company to allocate the reorganization value of its assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company developed a set of financial projections which were utilized by an expert to estimate the fair value of our assets and liabilities. The expert utilized various valuation methodologies, including, (1) a comparison of the Company and its projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to the Company, and (3) a calculation of the enterprise value based upon the future cash flows based upon the Company’s projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their fair values. The Company engaged an independent appraiser to determine the fair market value of its property and equipment. The determination of fair values of assets and liabilities was subject to significant estimates and assumptions. The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital, and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as applicable, and its wholly-owned subsidiaries. Consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services is recognized as services are provided. Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets and are subsequently amortized into income over the related service period.

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition,” the Company generally amortizes revenue related to installation services on a straight-line basis over the contracted customer relationship, which generally ranges from two to twenty years.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2006, 2005 and 2004, the Company included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported in the same manner as the original service provided, and amounted to $8.3, $12.1 and $2.9 in 2006, 2005 and 2004, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company. Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. There were no gains or losses from nonmonetary transactions for the years ended December 31, 2006, 2005 and 2004.

Operating Leases

The Company leases office and equipment space, and maintains equipment rentals, right-of-way contracts, building access fees and network capacity under various non-cancelable operating leases. The lease agreements, which expire at various dates through 2015, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance. Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. In accordance with SFAS No. 13, “Accounting for Leases,” the Company recognizes rent expense on a straight-line basis and records a liability representing the difference between straight-line rent expense and the amount payable as an increase or decrease to a deferred liability. Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term. Rent-free periods and other incentives granted under certain leases are recorded as reductions to rent expense on a straight-line basis over the related lease terms.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash and cash equivalents are comprised of outstanding letters of credit issued in favor of various third parties.

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

Accounts receivable are customer obligations for services sold to such customers under normal trade terms. The Company’s customers are primarily communications carriers, corporate and government customers, located primarily in the U.S. and U.K. The Company performs periodic credit evaluations of its customers’ financial condition. The Company provides allowances for doubtful accounts and sales credits. Provisions for doubtful accounts are recorded in selling, general and administrative expenses, while allowances for sales credits are recorded as reductions of revenue. The adequacy of the reserves is evaluated utilizing several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate.

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is reclassified to property and equipment at the date the project is complete. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor amounted to $5.1, $4.7 and $3.8 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building	37.5 years
Network infrastructure assets	20 years
Software and computer equipment	4 years
Transmission equipment	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $8.9, $2.0 and $0.8 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable amounting to $1.6, $0.4 and $0.1, on an original cost basis, for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. No impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004.

Treasury Stock

Treasury stock is accounted for under the cost method.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $5.6 and $5.4 at December 31, 2006 and 2005, respectively, of which for both years $3.1 was included in “Accrued expenses,” and $2.5 and $2.3, respectively, were included in “Other long-term liabilities.” Accretion expense, which is included in “Interest expense,” amounted to $0.2 for each of the years ended December 31, 2006, 2005 and 2004.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are provided for in accordance with the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

The Company’s reorganization resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes have been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (all or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the domestic liability.

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive loss. The Company’s foreign exchange transaction gains (losses) are generally included in “other income” in the consolidated statements of operations.

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 9, “Stock-based Compensation”).

Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards. The Company did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The Company recognizes the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award. Upon consummation of the Company’s Plan of Reorganization, all outstanding stock options with respect to MFN’s common stock were cancelled.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective method. SFAS No. 123R requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award. The fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123R requires an estimate of future forfeitures, whereas SFAS No. 123 allowed companies to estimate forfeitures or recognize the impact of forfeitures as they occur. As the Company recognized the impact of forfeitures as they occur upon adoption of SFAS No. 123, the adoption of SFAS No. 123R did result in different accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	4.89%	3.99%	3.61%
Expected life (years)	5.00	4.00	4.00
Weighted average fair value of options granted	$31.16	$16.25	$21.11

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period (see Note 9, “Stock-based Compensation”).

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization” and Note 2, “Basis of Presentation and Significant Accounting Policies” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (expiring September 8, 2008) and (ii) seven year stock warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010). The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received. Stock warrants exercised totaled 6,945, 1,229 and 5,101, in 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable and trade accounts payable. The Company believes the carrying amounts in the financial statements approximates the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes. The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions. The Company’s trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net. The Company performs ongoing credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable. The Company places its cash and cash equivalents primarily in commercial bank accounts in the U.S. Account balances generally exceed federally insured limits.

401(k) and Other Post-Retirement Benefits

The Company has a Profit Sharing & 401(k) Plan (the “Plan”) for its employees in the U.S., which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of the Internal Revenue Code and permits the employer to provide discretionary contributions. All full-time employees are eligible to participate in the Plan at the beginning of the month following three months of service. Eligible employees may make contributions subject to the limitations defined by the Internal Revenue Code. The Company matches 50% of a U.S. employee’s contributions, up to the amount set forth in the Plan. The Company’s subsidiaries in the U.K. have a similar plan which matches up to 5% of U.K. employee contributions. Matched amounts vest based upon an employee’s length of service.

The Company contributed $0.7, $0.6 and $0.6 for the years ended December 31, 2006, 2005 and 2004, respectively, net of forfeitures for its obligations under these plans.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” (“Interpretation No. 48”). This Interpretation clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting Interpretation No. 48.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities,” should be presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF No. 06-3 will be effective for our quarterly reporting period ended March 31, 2007 and there will be no impact on our financial position or results of operations. The Company’s policy is to record taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No.157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of SFAS No. 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006, as required. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”). FSP No. FAS 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the classifications used in the 2006 consolidated financial statements.

 NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets of continuing operations consist of the following

	December 31,
	2006	2005
Federal and state income tax deposits	$3.1	$—
Prepaid property taxes	2.2	2.9
Prepaid rent	1.8	2.1
Prepaid insurance	1.1	1.2
Prepaid right-of-way charges	0.8	1.5
Prepaid maintenance	0.6	0.9
Preference payments receivable	—	0.9
Other receivables	0.9	1.0
Other prepaids	0.8	0.5
Total	$11.3	$11.0

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment of continuing operations consist of the following:

	December 31,
	2006	2005
Land and building	$0.3	$6.5
Leasehold improvements	1.8	4.2
Furniture, fixtures and equipment	15.3	11.9
Network infrastructure assets, including transmission equipment	413.1	377.4
Total property and equipment	430.5	400.0
Accumulated depreciation and amortization	(131.3)	(94.8)
Property and equipment, net	$299.2	$305.2

Included in network infrastructure assets were certain assets and equipment, including transmission equipment, held in inventory for future use, which had an original cost of $46.6 and $55.3, accumulated depreciation of $28.9 and $27.8, and net carrying values of $17.7 and $27.5 at December 31, 2006 and 2005, respectively.

Depreciation and amortization expense related to property and equipment of continuing operations for the years ended December 31, 2006, 2005 and 2004 was approximately $47.2, $43.1, and $40.8 respectively.

In the fourth quarter of 2006, the Company sold certain assets, net of certain liabilities, related to its data center facilities located in New York, California, and Virginia for cash proceeds of $43.1, and sold the stock of AboveNet (UK) Limited, the U.K. company (“AUK”), which operated the London data center, for a price of £1.35 British pounds sterling, ($2.6 USD) of which £0.675 British pounds sterling (approximately $1.3 USD, as measured on the date of receipt) was received at closing, and £0.675 British pounds sterling (approximately $1.3 USD, as measured on the date of receipt) was received in January 2007 (and was included in accounts receivable, net on the consolidated balance sheet as of December 31, 2006). The operations of the data center in London, U.K. were accounted for as a discontinued operation in all periods presented, as it was the sale of a legal entity with discreet financial information. The Company recognized an aggregate gain on sale of the data centers amounting to $52.1, of which $28.0 and $6.0 represented the reversal of the deferred fair value rent liability and SFAS No. 13 obligations, respectively, associated with the related properties. The gain is summarized as follows:

December 31,
2006
Gain on sale of U.S. domestic data centers	$48.2
Gain on sale of discontinued operations	3.9
Aggregate gain on sale of data centers	$52.1

NOTE 5: ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,
	2006	2005
Accrued transaction taxes, including related interest	$20.0	$16.7
Accrued payroll, bonuses and employee benefits	9.0	9.3
Accrued capital expenditures	5.4	6.4
Accrued conduit, right-of-way and occupancy expenses	3.8	3.5
Accrued telecommunication costs	3.6	1.7
Asset retirement obligations	3.1	3.1
Accrued property tax	2.7	2.0
Current portion of deferred fair market value rent liability	1.7	4.2
Accrued accounting and auditing fees	1.5	0.8
Accrued state and local income and franchise taxes payable	1.1	—
Accrued other professional fees, including directors fees	1.1	2.0
Accrued repairs and maintenance	0.9	1.5
Accrued lease termination obligation	0.7	0.6
Accrued utilities	0.2	0.8
Accrued reorganization costs	0.1	0.7
Accrued SEC investigation expense	0.1	0.3
Capital lease obligation	0.1	0.1
Other	1.5	1.4
Total	$56.6	$55.1

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 6: INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004

Current - State	$—	$0.4	$0.5
Total Income Tax Provision	$—	$0.4	$0.5

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities. The amounts shown on the following table represent the total differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis of assets and liabilities for financial reporting. The following is a summary of the significant items giving rise to the components of the Company’s deferred tax assets and liabilities.

	December 31,
	2006	2005
Deferred Tax Assets:
Property and Equipment	$591.1	$521.2
Net Operating Loss (“NOL”) Carryforwards	275.5	271.2
Accruals and Reserves	7.4	19.9
Rent	2.1	13.4
Deferred Compensation	6.1	4.7
Other	36.4	28.0
Total Deferred Tax Assets	918.6	858.4
Valuation Allowance	(809.6)	(729.2)
Net Deferred Tax Assets	109.0	129.2
Deferred Revenue	(109.0)	(129.2)
Total	$—	$—

	Years Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations before income taxes:
Domestic	$41.0	$(13.1)	$(32.4)
Foreign	2.4	5.9	(3.8)
Total	$43.4	$(7.2)	$(36.2)
Rate Reconciliation:
Tax at statutory rate	35.0%	(35.0)%	(35.0)%
State income tax, net of federal benefit	—%	3.6%	0.9%
Valuation allowance	(35.5)%	33.2%	35.0%
Permanent items	0.5%	3.8%	0.5%
Tax provision	—%	5.6%	1.4%

The Company established a valuation allowance related to deferred tax assets based on current years’ results of operations and anticipated profit levels in future periods, since it is more likely than not that its deferred tax assets will not be realized in the future.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”). This income was not taxable for U.S. income tax purposes because the CODI resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses, (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Emergence Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s NOL’s, capital losses, and tax credit carryforwards, that are not reduced pursuant to these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation.

As of December 31, 2006, the Company has domestic NOL carryforwards of $559.0 and foreign NOL carryforwards of $169.8. Certain of these NOL carryforwards begin to expire in 2024. The Company’s annual limitation under the ownership change rules in the U.S. is $8.1. Accordingly, the Company estimates that $202.0 of its domestic NOL carryforwards may be subject to limitation by United States Internal Revenue Code Section 382. Additionally, approximately $370.0 of the future depreciation deductions are subject to limitation because of the ownership change.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. In management’s opinion, adequate provision for income taxes has been made for all open years in accordance with SFAS No. 5, “Accounting for Contingencies.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 7: DISCONTINUED OPERATIONS AND DISPOSITIONS

In March 2004, the Company sold 100% of the issued and outstanding stock of AboveNet Communications’ GmbH, which operated in Austria, to unaffiliated third parties for a nominal amount. The Company recognized a loss of $0.4 upon disposition.

In June 2004, the Company sold 100% of the issued and outstanding stock of Metromedia Fiber Network Italia s.r.l. to an unaffiliated third party for a nominal amount. The Company recognized a gain of $0.2 upon disposition.

In March 2005, the Company liquidated MFN International C.V., which operated in the Netherlands. The Company had written down its interest in MFN International C.V. to its estimated fair value at the fresh start date and accordingly, no gain or loss was recognized upon disposition.

In April 2005, the Company liquidated Metromedia Fiber Network (Switzerland) GmbH. The Company had written down its interest in Metromedia Fiber Network (Switzerland) GmbH to its estimated fair value at the fresh start date and accordingly, no gain or loss was recognized upon disposition.

In June 2005, the Company liquidated Metromedia Fiber Network Belgium BVBA. No gain or loss was recognized upon disposition.

In August 2005, the Company liquidated Metromedia Fiber Network Services GmbH of Austria. No gain or loss was recognized upon disposition.

In January 2006, the Company liquidated Sitesmith Netherlands B.V. No gain or loss was recognized upon disposition.

In February 2006, the Company liquidated Metromedia Fiber Network Sweden A.B. No gain or loss was recognized upon disposition.

In November 2006, the Company sold 100% of the issued and outstanding stock of AUK for an aggregate purchase price of £1.35 British pounds sterling, ($2.6 USD) of which £0.675 British pounds sterling (approximately $1.3 USD, as measured on the date of receipt) was received at closing, and £0.675 British pounds sterling (approximately $1.3 USD, as measured on the date of receipt) was received in January 2007 (and was included in accounts receivable, net on the consolidated balance sheet as of December 31, 2006). The Company recorded a gain of $3.9 with respect to the sale of AUK. AUK generated an operating loss of $0.9 in 2006 prior to its sale.

The following is a summary of the results of the discontinued operations, described above:

	Years Ended December 31,
	2006	2005	2004
Revenue	$1.0	$1.7	$2.8
Costs of revenue	0.7	1.6	1.6
Selling, general and administrative expenses	0.9	0.8	2.1
Operating loss	(0.6)	(0.7)	(0.9)
Other income (expense)	(0.3)	(0.1)	—
Income (loss) from discontinued operations before dispositions	(0.9)	(0.8)	(0.9)
Gain (loss) on disposition of discontinued operations	3.9	—	(0.2)
Net income (loss) from discontinued operations	$3.0	$(0.8)	$(1.1)

NOTE 8: INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed as net income or net loss divided by the weighted-average number of common shares outstanding for the period. As a result of the Company’s net losses for the years ended December 31, 2005 and 2004, diluted loss per common share is the same as basic loss per common share because the inclusion of the dilutive securities would be anti-dilutive for each of the periods presented herein. Total weighted average shares utilized in computing basic net income (loss) per common share were 10,669,365, 10,596,244 and 10,550,249 for the years ended December 31, 2006, 2005, and 2004, respectively. Total weighted average shares utilized in computing dilutive net income (loss) per common share were 11,794,279, 10,596,244 and 10,550,249 for the years ended December 31, 2006, 2005, and 2004, respectively. Dilutive securities include stock options, restricted stock units and stock warrants. Due to the Company’s net losses, potentially dilutive securities totaling 565,240, and 760,053 for the years ended December 31, 2005 and 2004, respectively, were excluded from the calculation of income per share as they were anti-dilutive. For the year ended December 31, 2006, there were no potentially dilutive securities excluded from the calculation of income per common share.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

 NOTE 9: STOCK-BASED COMPENSATION

 Stock-based expenses for each period relate to share-based awards granted under the Company’s 2003 Incentive Stock Option and Stock Grant Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. The 2003 Stock Incentive Plan became effective on September 8, 2003. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate. At December 31, 2006, the Company had 158,723 shares available for future awards under the 2003 Stock Incentive Plan. Stock-based compensation is recorded in costs of revenue and selling general and administrative expenses based upon the allocation of payroll expense.

Stock Options

During the year ended December 31, 2006, the Company awarded options to purchase 26,800 shares of common stock, of which options to purchase 7,500 shares have a ten year life from the date of grant and vest ratably on each of the first, second and third anniversaries of the date of the grant and have a per share exercise price of $48.50 and options to purchase 19,300 shares that vest over a one year period from date of grant, have a ten year life and have per share exercise prices of $40.00 (11,700 shares), $53.75 (7,450 shares) and $59.00 (150 shares). During the year ended December 31, 2005, the Company awarded options to purchase 111,000 shares of common stock, of which options to purchase 91,330 shares have a ten year life and vest ratably on each of the first, second and third anniversaries of the date of the grant and have exercise prices ranging from $25.00 per share to $33.00 per share and options to purchase 19,670 shares that vest or have vested pursuant to certain previous grants, have a ten year life and have an exercise price of $25.00 per share. During the year ended December 31, 2004, the Company awarded options to purchase 148,485 shares, each of which have a ten year life and vest ratably on each of the first, second and third anniversaries of the date of the grant and had original exercise prices ranging from $30.00 to 36.50 per share.

The Company recognized non-cash stock-based compensation expense amounting to $1.5, $2.2 and $3.3 for the years ended December 31, 2006, 2005 and 2004 respectively, with respect to stock options granted, which had an effect of decreasing net income by $0.14 per basic common share, and by $0.13 per diluted common share for the year ended December 31, 2006, and increasing net loss by $0.21 and $0.31per basic and diluted common share for the years ended December 31, 2005 and 2004, respectively.

Information regarding options to purchase common stock granted and outstanding for the years ended December 31, 2006, 2005 and 2004 is summarized below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Fair Value Per Share
Balance as of January 1, 2004	432,600	$22.22		$14.32
Granted	148,485	$34.81		$21.11
Forfeited	(100,820)	$23.67		$15.07
Balance as of December 31, 2004	480,265	$25.80		$16.26
Granted	111,000	$26.65		$16.25
Forfeited	(65,845)	$29.34		$18.49
Balance as of December 31, 2005	525,420	$25.54		$15.98
Granted	26,800	$46.31		$31.16
Forfeited	(74,703)	$27.40		$17.17
Balance as of December 31, 2006	477,517	$26.41	$16.1	$16.65
Vested as of December 31, 2006	372,419	$24.32		$15.35
Exercisable as of December 31, 2006	372,419	$24.32	$13.3	$15.35

The fair value of vested options to purchase common stock was as follows for the years ended December 31:

	Number of Options to Purchase Common Stock Vested	Total Fair Value of Vested Shares
2006	372,419	$5.7
2005	254,081	$3.8
2004	112,043	$1.6

The aggregate fair value of options to purchase shares of common stock that vested during the years ended December 31, 2006, 2005 and 2004 was $1.9 (118,338), $2.2 (142,038) and $1.6 (112,043), respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Information regarding the fair value of vested and unvested options to purchase common stock is as follows:

	Number Outstanding	Weighted Average Fair Value Per Share
Unvested options, January 1, 2006	271,339	$16.85
Granted	26,800	$31.16
Forfeited	(74,703)	$17.17
Vested	(118,338)	$15.97
Unvested options, December 31, 2006	105,098	$21.26

At December 31, 2006, the Company had $0.9 of unearned stock-based compensation expense associated with options to purchase shares of common stock, which is expected to be incurred in 2007 to 2009.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has adopted this method and determined the APIC Pool to be zero.
 The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2006:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$20.95	263,565	6.7	$20.95	263,565	6.7	$20.95
$25.00	59,077	8.7	$25.00	25,595	8.7	$25.00
$30.00 - $39.99	118,375	7.6	$33.57	74,267	7.6	$33.85
$40.00 - $59.00	36,500	8.7	$44.94	8,992	8.7	$42.33
Total	477,517	7.3	$26.41	372,419	7.3	$24.32

 Restricted Stock Units

For the years ended December 31, 2006, 2005 and 2004 the Company awarded 32,000, 26,000 and 91,000, respectively, restricted stock units to employees of the Company under the 2003 Stock Incentive Plan. The restricted stock units generally vest ratably on the first, second, third and fourth anniversaries of the respective grant. The restricted stock units require the Company to deliver a fixed number of shares to the employees on a fixed date after the shares have vested. The restricted stock units are subject to full or partial vesting in the event the employee’s employment is terminated without cause and vest fully in the event of an employee’s death. The issuance of vested shares related to the restricted stock units is subject to certain restrictions as provided by the 2003 Stock Incentive Plan, which is compliant with Section 409A of the Internal Revenue Code. Pursuant to the restricted stock unit agreement between the Company and its executives if, at the time of delivery of the stock underlying the restricted stock units may not be sold by the executive for reason set forth in the agreements, at the executive’s request, the Company is obligated to purchase sufficient shares of stock to satisfy the executive’s minimum tax withholding obligations. In 2005, the Company issued 41,122 common shares for vested restricted stock units, of which 15,277 shares were purchased by the Company.

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period. The Company recognized non-cash stock-based compensation expense amounting to $2.4, $1.8 and $1.6 for the years ended December 31, 2006, 2005 and 2004, respectively, with respect to restricted stock units awarded, which had an effect of decreasing net income by $0.22 per basic common share, and by $0.20 per diluted common share for the year ended December 31, 2006, and increasing net loss by $0.17 and $0.15 per basic and diluted common share for the years ended December 31, 2005 and 2004, respectively.

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2004	297,866	$21.31
Granted	91,000	$34.09
Forfeited	(18,150)	$28.09
Balance as of December 31, 2004	370,716	$24.12
Granted	26,000	$26.50
Issued	(41,122)	$20.95
Balance as of December 31, 2005	355,594	$24.66
Granted	32,000	$48.50
Balance as of December 31, 2006	387,594	$26.62

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

At December 31, 2006, the Company had $3.1 of unearned stock-based compensation expense associated with the vesting of the restricted stock unit awards, of which $2.4 (before consideration of forfeitures) is expected to be incurred in 2007 and the balance in 2008 to 2010.

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of five-year stock warrants to purchase 709,459 shares of common stock at $20.00 per share and seven-year stock warrants to purchase 834,658 shares of common stock at $24.00 per share (see
Note 1).
The following table summarizes the activity for the Company’s Stock warrants for the periods presented:

	Five-year Stock Warrants	Seven-year Stock Warrants	Weighted Average Warrant Exercise Price
Balance as of January 1, 2004	709,459	834,658	$22.16
Exercised	(2,880)	(2,221)	$21.74
Balance as of December 31, 2004	706,579	832,437	$22.16
Exercised	(1,067)	(162)	$20.53
Balance as of December 31, 2005	705,512	832,275	$22.16
Exercised	(2,765)	(4,180)	$22.41
Balance as of December 31, 2006	702,747	828,095	$22.16

NOTE 10: LONG-TERM DEBT

A.	Term Loan

In October 2001, the Company entered into a $150 loan agreement (“Senior Secured Note”) with a group of lenders, which was secured by a first lien on all of the Company’s assets. The Senior Secured Note remained outstanding through the bankruptcy period and was paid down to a balance of $94.1 immediately prior to the Company’s emergence from bankruptcy. In accordance with the Company’s Plan of Reorganization, a 16.67% participant in the syndicate of lenders forgave its portion of the outstanding balance in exchange for shares of the reorganized Company and, accordingly, $15.7 of the balance of the Senior Secured Note was reclassified to debt subject to compromise. Additionally, as part of the Plan of Reorganization, the Company and lenders entered into a new agreement as of September 8, 2003, which provided for a $78.4 term loan (“Term Loan”) bearing interest at a rate of 11% per annum. The Term Loan which was originally scheduled to mature on September 8, 2008, was secured by a first lien on all of the assets of the Company, was guaranteed by all of the Company’s domestic and certain foreign subsidiaries and contained certain prepayment provisions. In December, 2003, the Company completed a $50 rights offering and used proceeds of $8.4 to reduce the Term Loan. In July 2004, the Company utilized proceeds from the sale of certain German operations to repay $0.5 of the Term Loan. Additionally, as part of the Company’s settlement of certain litigation, an additional $7.5 principal amount of the Term Loan was forgiven and recorded as “Other income” during the year ended December 31, 2004 (see Note 11). On August 10, 2004, the Company paid the entire outstanding balance of the Term Loan of $62.0, plus accrued interest.

B.	Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible right of use, which is included as network infrastructure assets in property and equipment, net.

At December 31, 2006, future minimum payments under the capital lease are as follows:

2007	$0.2
2008	0.3
2009	0.2
2010	0.3
2011	0.2
Thereafter	1.3
Total minimum lease payments	2.5
Less: amount representing interest	(0.9)
Obligation under capital lease	1.6
Less: current portion	(0.1)
Total long-term obligation	$1.5

The current portion of the obligation under capital lease is reported within “Accrued expenses” and the long-term portion is reported within “Other long-term liabilities.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 11: OTHER INCOME

Other income consists of the following:

	Years Ended December 31,
	2006		2005	2004
Gain on settlement or reversal of liabilities	$3.2	(1)	$9.0 (2)	$—
Gain (loss) on foreign currency	2.0		(1.2)	0.6
Losses on dispositions of property and equipment	(4.6)		—	—
Gain on leased asset termination	0.2		3.5	—
Forgiveness of term loan (see Note 10)	—		—	7.5
Other	1.3		(0.4)	1.1
Total	$2.1		$10.9	$9.2

(1)  Represents the reversal of certain tax liabilities resulting from either a favorable ruling from a jurisdiction determining the Company was not subject to certain transaction related taxes accrued in prior years, or the determination by the Company with respect to certain other jurisdictions that taxes accrued in prior years did not apply to the Company’s operations.

(2)  Represents the settlement of a contractual obligation accrued in prior years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

 The Company has commitments under various non-cancelable operating leases for office and equipment space, equipment rentals, right-of-way contracts, building access and franchise fees and network capacity contracts with terms expiring through 2026. The Company has various sublet arrangements with third parties. Estimated future payments, net of receipts with respect to these contractual obligations are as follows:

2007	$40.9
2008	27.5
2009	24.1
2010	17.0
2011	12.9
Thereafter	75.0
Total	$197.4

The expenses incurred for the above described obligations for the years ended December 31, 2006, 2005 and 2004 in continuing operations were $33.3, $33.3 and $36.3, respectively, which is net of sublease receipts of $2.0, $1.9 and $0.6 for the years ended December 31, 2006, 2005 and 2004, respectively. The rental expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations. The Company recorded $4.2, $5.1 and $5.4 in the years ended December 31, 2006, 2005 and 2004, respectively, as reductions to rent expense in continuing operations. At December 31, 2006 and 2005, the deferred fair value rent liability was $5.5 and $33.7, respectively, of which $1.7 and $4.2, respectively, are included in accrued expenses and $3.8 and $29.5, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2006, the Company is committed to construct approximately $18.0 related to network infrastructure.

The Company maintains employment agreements with its key executives. The agreements include, among other things, certain change in control and severance provisions.

The Company is subject to various legal proceedings and claims which arise in the normal course of business. The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss. Under the Plan of Reorganization, which became effective on September 8, 2003 (“Plan of Reorganization”) or (“Plan”), essentially all claims against the Company’s U.S. subsidiaries that arose prior to the confirmation of the Plan on August 21, 2003, were discharged in accordance with the Plan of Reorganization. A summary of the treatment of claims in the bankruptcy proceeding is provided in Note 1 above.

We are a party to a fiber lease agreement with SBC Telecom, Inc. (“SBC”), a subsidiary of AT&T, pursuant to which we believe that SBC is obligated to lease 40,000 fiber miles of fiber, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement. SBC disagreed with such interpretation of the agreement and the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”). In November 2003, the Bankruptcy Court agreed with our interpretation of the agreement, which decision SBC has not appealed. SBC also alleged that we were in breach of our obligations under such agreement and that we were unable to assume the agreement upon our emergence from bankruptcy. We disagreed with SBC’s position. In December 2005, the Bankruptcy Court agreed with SBC. We appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied our appeal. We have filed a notice of appeal to the Second Circuit Court of Appeals. The Company records revenue based upon the reduced fiber miles at the rate prescribed in the agreement and which is paid by SBC. (See Note 15, “Subsequent Events - Litigation,” for a discussion of certain litigation which was settled unfavorably.)

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

SEC Investigation

The SEC initiated a formal investigation of MFN (the pre-bankruptcy emergence predecessor to the Company) in June 2002. On December 15, 2006, the Company received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company alleging that the Company violated various provisions of the federal securities laws. In response to the Wells notice, the Company provided the SEC with a written submission setting forth reasons why the Company believed that a civil injunctive action should not be authorized by the SEC.

On March 19, 2007 the Company received a notice from the SEC staff stating that the investigation of MFN has been terminated and that no enforcement action has been recommended to the SEC. Such notice was provided to the Company under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the Commission.”

NOTE 13: RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company. The Company sold services and/or material in the normal course of business to the telecommunications company in the amount of $0.1 in 2006 and $0.1 in 2005, respectively. No amounts were outstanding at each of December 31, 2006 and 2005. There was no related party activity for the year ended December 31, 2004. All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors. All accounts between the two parties are settled in accordance with invoice terms.

NOTE 14: SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The Company operates its business as one operating segment.

Geographic Information

 Below is our revenue based on the location of our entity providing the service. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2006	2005	2004
Revenue
United States	$217.6	$204.1	$174.9
United Kingdom	20.3	16.4	13.6
Other	0.5	0.7	1.6
Eliminations	(1.7)	(1.5)	(0.8)
Consolidated Worldwide	$236.7	$219.7	$189.3

	December 31,
	2006	2005
Long-lived assets
United States	$272.0	$284.3
United Kingdom	27.0	20.6
Other	0.2	0.3
Consolidated Worldwide	$299.2	$305.2

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 15: SUBSEQUENT EVENTS

Restricted Stock Units

On December 28, 2007, the Company delivered 303,369 vested restricted stock units, which represented all vested restricted stock units at such date, to certain employees and former employees. The Company purchased an aggregate 129,816 shares from the employees at $75.00 per share, the closing market price of the Company’s stock on such date, in order to fund the Company’s estimate of the employees’ income tax obligation based upon the highest federal, state and local marginal income tax rates. The aggregate value of the shares purchased by the Company of $9.7 was charged to treasury stock.

Litigation

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”). A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additional portions of the disputed duct and fiber were constructed and delivered after February 2008. The Company will be required to construct the balance of the disputed duct and fiber and deliver it to GVN in 2008 pursuant to a schedule ordered by the court. ACUK has certain repair and maintenance obligations that it must perform with respect to such duct. GVN is also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. There is a dispute regarding the scope of this obligation that will be decided separately through an arbitration proceeding. Regardless of the outcome of the arbitration, the Company believes that its costs to perform the construction under the option will exceed the option price payable by GVN. ACUK is also liable for a significant portion of GVN’s legal expenses incurred as a result of the legal dispute, $1.1 USD of which has been paid. In addition, the court has scheduled a trial for June 2008 to determine the extent of the damages for which ACUK will be liable. The Company believes that the court has ruled that the amount of such damages should be limited to the purchase price of the duct and fiber of $3.5 USD and that GVN cannot recover certain types of damages excluded by the Duct Purchase Agreement. GVN has alleged damages of ₤4.9 British pounds sterling by arguing that there is no liability limitation with respect to the fiber lease, and including interest and changes in exchange rates. Although the Company cannot determine the precise amount of the damages that ACUK will be required to pay or the costs it will incur in paying GVN’s legal fees or performing the required construction, repair or maintenance, the Company believes that the amounts will be material. Such expenses will be accrued at December 31, 2007 and included in the Company’s 2007 operating results.

Bank Financing

On February 29, 2008, the Company, excluding certain foreign subsidiaries, obtained a $60 senior secured credit facility, consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”) ($24 of which was drawn at closing and up to $18 of which could be drawn within nine months of closing at the Company’s option) (collectively, the “Credit Facility”). During the six months following the close of the Credit Facility, the Credit Facility may be increased to $100 at the option of the Company and upon receipt of additional commitments from the lenders or other new third party lenders. The Credit Facility is to be used for general corporate purposes and for capital investment. The Revolver and the Term Loan each have a term of five years from the closing date of the Credit Facility. The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% of the total amount of the Credit Facility that was paid at closing. Additionally, the Company will be liable for an un-used commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Credit Facility. Interest will accrue at LIBOR (30, 60, 90 or 180) day rates or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined. Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20. On February 29, 2008, the Company received proceeds of $24 under the Term Loan. As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except share and per share information)

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2006, and 2005.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$56.0	$59.9	$64.8	$56.0
Costs of revenue	29.8	31.2	33.2	27.7
Selling, general and administrative expenses	18.8	18.0	15.9	18.4
Depreciation and amortization	11.8	12.0	11.8	11.6
Operating loss (income)	(4.4)	(1.3)	3.9	(1.7)
Other income (expense):
Gain on sales of data centers	—	—	—	48.2
Interest income	0.5	0.4	0.3	1.2
Interest expense	(1.4)	(1.4)	(1.4)	(1.6)
Other income (expense), net	1.4	0.6	1.0	(0.9)
(Loss) income from continuing operations before income taxes	(3.9)	(1.7)	3.8	45.2
Provision for (benefit from) income taxes	0.2	0.2	0.2	(0.6)
(Loss) income from continuing operations	(4.1)	(1.9)	3.6	45.8
Gain on disposition of discontinued operations	—	—	—	3.9
(Loss) gain from discontinued operations	(0.2)	(0.2)	(0.6)	0.1
Net (loss) income from discontinued operations	(0.2)	(0.2)	(0.6)	4.0
Net (loss) income	$(4.3)	$(2.1)	$3.0	$49.8
(Loss) income per share, basic:
(Loss) income per share from continuing operations	$(0.38)	$(0.18)	$0.34	$4.29
(Loss) income per share from discontinued operations	(0.02)	(0.02)	(0.05)	.37
Basic (loss) income per share	$(0.40)	$(0.20)	$0.29	$4.66
Weighted average number of common shares	10,625,444	10,636,656	10,665,096	10,702,542
(Loss) income per share, diluted:
(Loss) income per share from continuing operations	$(0.38)	$(0.18)	$0.30	$3.81
(Loss) income per share from discontinued operations	(0.02)	(0.02)	(0.05)	.33
Diluted (loss) income per share	$(0.40)	$(0.20)	$0.25	$4.14
Weighted average number of common shares	10,625,444	10,636,656	11,854,215	12,049,184

The operating results for the fourth quarter of 2006 reflects the gain on sales of the domestic data centers to unaffiliated third parties, three of which were sold in October 2006 and one of which was sold in November 2006. The fourth quarter of 2006 also includes the gain on the sale of AUK on November 15, 2006. AUK operated the Company’s data center in London, and was accounted for as a discontinued operation for all periods presented.

Revenue is lower in the fourth quarter of 2006 than the prior quarters of 2006 due to the sale of the domestic data centers. Additionally, the quarterly revenue includes termination revenue as follows:

Quarter ended March 31, 2006	$0.2
Quarter ended June 30, 2006	$0.4
Quarter ended September 30, 2006	$5.3
Quarter ended December 31, 2006	$2.4

Selling, general and administrative expenses were lower in the quarter ended September 30, 2006 due primarily to a decrease in commission expenses and audit fees.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except share and per share information)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$54.0	$52.5	$59.3	$53.9
Costs of revenue	28.3	29.7	31.7	29.5
Selling, general and administrative expenses	18.5	14.3	17.8	19.0
Depreciation and amortization	10.7	10.7	10.8	10.9
Operating loss	(3.5)	(2.2)	(1.0)	(5.5)
Other income (expense):
Gain on sales of data centers	(1.3)	—	—	—
Interest income	0.2	0.3	0.4	0.4
Interest expense	(1.7)	(1.5)	(1.3)	(1.4)
Other income (expense), net	10.1	3.9	(2.1)	(1.0)
Income (loss) from continuing operations before income taxes	3.8	0.5	(4.0)	(7.5)
Provision for income taxes	0.1	0.1	0.1	0.1
Income (loss) from continuing operations	3.7	0.4	(4.1)	(7.6)
Loss from discontinued operations	—	(0.1)	(0.1)	(0.6)
Net loss from discontinued operations	—	(0.1)	(0.1)	(0.6)
Net income (loss)	$3.7	$0.3	$(4.2)	$(8.2)
Income (loss) per share, basic:
Income (loss) per share from continuing operations	$0.35	$0.04	$(0.39)	$(0.72)
Loss per share from discontinued operations	—	(0.01)	(0.01)	(0.05)
Basic income (loss) per share	$0.35	$0.03	$(0.40)	$(0.77)
Weighted average number of common shares	10,553,200	10,561,352	10,586,634	10,622,524
Income (loss) per share, diluted:
Income (loss) per share from continuing operations	$0.32	$0.04	$(0.39)	$(0.72)
Loss per share from discontinued operations	—	(0.01)	(0.01)	(0.05)
Diluted income (loss) per share	$0.32	$0.03	$(0.40)	$(0.77)
Weighted average number of common shares	11,362,528	11,380,222	10,586,634	10,622,524

Fluctuations in revenue reported by period were impacted by termination revenue recognized by quarter as follows:

Quarter ended March 31, 2005	$4.9
Quarter ended June 30, 2005	$1.0
Quarter ended September 30, 2005	$5.6
Quarter ended December 31, 2005	$0.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountant

On August 17, 2006, the Company dismissed KPMG LLP as its independent registered public accounting firm. The Audit Committee of the Company’s Board of Directors approved this dismissal.

KPMG LLP was engaged in December 2001 as the principal accountants of the Company and subsequently was engaged to perform audits of the Company’s consolidated financial statements as of and for the years ended December 31, 2001, 2002 and 2003. KPMG LLP never rendered an audit report with respect to the Company’s financial statements for any period. As disclosed in the Company’s Current Report on Form 8-K filed July 20, 2006, the Company determined that as a result of a lack of accounting records it did not expect to be able to produce or have management provide the required certifications for its financial statements for the fiscal year ended December 31, 2002 or the period from January 1, 2003 to September 7, 2003. The Company had previously determined it also could not produce its financial statements for the fiscal year ended December 31, 2001.

During the period from the commencement of the Company’s 2004 fiscal year on January 1, 2004 through the Company’s dismissal of KPMG LLP on August 17, 2006, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

During the period from the commencement of the Company’s 2004 fiscal year on January 1, 2004 through the Company’s dismissal of KPMG LLP on August 17, 2006, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except as described below.

The following was disclosed in the Company’s Current Report on Form 8-K filed March 16, 2006, which matters were discussed with the Company’s Audit Committee and KPMG LLP:

(1)
Management expects that, if the Company were to file its 2005 Form 10-K, management’s report on internal control over financial reporting would state that the Company’s management was unable to complete its assessment about the effectiveness of internal control over financial reporting as of December 31, 2005. The Company’s inability to complete its assessment was due to certain entity level controls and process level controls which were not tested due to:

(a)	an overall lack of internal controls in certain processes which impeded management’s ability to perform a proper assessment,

(b)	management’s need to focus its available time and resources on remediating the internal control design and operating deficiencies that have been identified, and

(c)	extensive modifications to certain systems and processes subsequent to year-end for which the controls and processes in place as of December 31, 2005 can no longer be observed or assessed.

Based on the work completed to date, the Company has identified numerous material weaknesses in its internal control over financial reporting as of December 31, 2005. As a result, management would conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005 and would disclose the material weaknesses that had been identified in its assessment process. However, management would not be able to represent that all of the material weaknesses that existed as of December 31, 2005 had been identified and disclosed.

(2)
The Company has and is continuing to expend considerable time and resources toward putting its controls in place. A material weakness (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2) in internal control over financial reporting is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. It is possible that we will identify additional material weaknesses as we complete our assessment.

We have extensive work remaining to remediate the material weaknesses identified. We are in the process of further developing a remediation plan to address our deficiencies. As a result, this plan has extended into the 2006 fiscal year to remediate the material weaknesses identified. Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our 2005 Form 10-K a report of our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2005. We expect that our independent registered public accounting firm would issue a report on internal control over financial reporting which would include a disclaimer of opinion. We cannot provide any assurance that our independent registered public accounting firm would issue a disclaimer opinion on our internal control over financial reporting.

On August 23, 2006, the Company engaged BDO Seidman, LLP as its new independent registered public accounting firm to audit the Company’s financial statements as of December 31 for each of 2003, 2004 and 2005, and for the period from September to December 31, 2003 and for each of the fiscal years ended December 31, 2004 and 2005 and the fiscal year ending December 31, 2006.  The Audit Committee of the Company’s Board of Directors approved this engagement.

During the period from the commencement of the Company’s 2004 fiscal year on January 1, 2004 through the Company’s engagement of BDO Seidman, LLP on August 23, 2006, the Company did not consult with BDO Seidman, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, as well as any matters that were either the subject of a disagreement with KPMG LLP or reportable events described in Items 304(a)(2)(i) or (ii) of Regulation S-K.

The Company furnished a copy of the relevant disclosure to each of KPMG LLP and BDO Seidman, LLP. KPMG LLP’s letter to the SEC stating its agreement with certain statements included in the Company’s disclosure and stating it was not in a position to agree or disagree with the rest of the disclosure, was filed as an exhibit to the Company’s Current Report on Form 8-K dated August 17, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified as of December 31, 2006 related to entity level controls, financial close and financial statement reporting processes and numerous financial statement areas, which indicate a pervasive lack of effective controls in the Company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in the audit of the 2006 financial statements.

The Company did not maintain, in all material respects, effective internal controls over financial reporting as of December 31, 2006. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company did not maintain an effective control environment. Specifically, the infrastructure was not adequate to support the activities of the Company’s accounting, financial reporting and disclosure responsibilities. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness. The Company’s independent registered public accounting firm’s report on internal controls over financial reporting, reflected below, included an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Remediation

Management is in the process of remediating the pervasive material weaknesses in its entity level controls, financial close and financial statement reporting processes and numerous financial statement areas. For the year ended December 31, 2006, the Company created a property and equipment sub-ledger and is in the process of converting those records to a more integrated sub-ledger system. Management has also commenced re-engineering efforts and is re-organizing departments to create more efficiency and lines of responsibility. Currently, the Company operates several disparate systems that produce financial information. The Company is investigating methods to integrate these systems or develop processes that better control information flow. The intention of these efforts is to develop stronger financial and operating and entity level controls, eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

Change in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified as of December 31, 2006 related to entity level controls, financial close and financial statement reporting processes and numerous financial statement areas, which indicate a pervasive lack of effective controls in the Company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 28, 2008 on those financial statements.

In our opinion, AboveNet, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2008, except for Notes 2, 15 and 16, which are as of May 9, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
February 28, 2008

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of the persons who are our directors, their ages and respective business backgrounds, including directorships of other public companies:

Jeffrey Brodsky

Mr. Brodsky, 49, has been a member of the Company’s Board of Directors since September 2003 and has been Chairman of the Audit Committee since that date. He became non-executive Chairman of the Board in December 2005. He is currently leading Quest Turnaround Advisors, L.L.C. (“Quest”) in its role as Plan Administrator of Adelphia Communications Corporation and is also Chairman, President and Chief Executive Officer of PTV, Inc. (formerly NTL Europe, Inc.). Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Purchase, NY in 2000 and has been a Managing Director there since that time. Mr. Brodsky holds a Bachelor’s degree from New York University College of Business and Public Administration, and a Master’s degree from its Graduate School of Business. He is a Certified Public Accountant. Mr. Brodsky is currently a Director of PTV, Inc. and TVMAX, Inc.

Michael J. Embler

Mr. Embler, 44, has been a member of the Board of Directors since September 2003 and is a member of the Governance and Nominating Committee and the Special Independent Committee. Since 2005, Mr. Embler has been the Senior Vice President and Chief Investment Officer at Franklin Mutual Advisers, LLC (“FMA”), a firm he joined in 2001 as Vice President. Funds managed by FMA collectively are the Company’s largest stockholder. From 1992 to 2001, Mr. Embler served in various management positions with Nomura Holding America, Inc., most recently as Managing Director. Mr. Embler has previously served as a Director of Grand Union Company and several other private companies. Mr. Embler holds a Bachelor’s degree from the State University of New York at Albany and a Master of Business Administration from George Washington University.

Richard Postma

Mr. Postma, 57, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee and the Strategy Committee. Mr. Postma has been the Co-Chairman and Chief Executive Officer of US Signal Company, L.L.C., since the time he co-founded it in 2000. He also currently serves as Chairman of US Xchange Directories, L.L.C., R.T. London, Inc., P&V Capital Holdings, L.L.C., and RVP Development Corporation. Mr. Postma has also served as Co-Chairman and Chief Executive Officer of US Xchange, L.L.C., and has previously served on the Board of Directors and Audit Committee of Choice One Communications, Inc. (NASDAQ). From 1983 to 1996, Mr. Postma served as General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc., and US Signal. Prior to this, Mr. Postma was a Partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell and Cummiskey, P.L.C., where he spent 15 years. Mr. Postma is a graduate of Calvin College and the University of Michigan Law School.

Richard Shorten, Jr.

Mr. Shorten, 40, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee, and serves as the Chairman of the Governance and Nominating Committee and the Strategy Committee. He is Managing Director of Silvermine Capital Resources, LLC, a firm that he founded in 2001 to originate, structure and manage private investment transactions for hedge funds. Mr. Shorten is also a member of the Board of Directors of Enterprise Informatics, Inc., Infinia Corporation and Movie Gallery, Inc. From 2000 to 2001, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources. From 1997 to 2000, he was with Destia Communications and its acquirer, Viatel Inc., where Mr. Shorten was appointed Senior Vice President, Data Services. Mr. Shorten received a Juris Doctorate degree, with honors, from Rutgers Law School and holds a Bachelor of Arts degree from Colgate University.

Stuart Subotnick

Mr. Subotnick, 66, has been a member of the Board of Directors since 1997 and is Chairman of the Compensation Committee and a member of the Strategy Committee. Since 1986, Mr. Subotnick has been a General Partner, Executive Vice President of Metromedia Company, a management and investment company. Mr. Subotnick started with Metromedia Inc., a predecessor of Metromedia Company, as a tax attorney in 1967, and spent two decades in various management roles, becoming Chief Financial Officer in 1981 and Senior Vice President of Finance and Administration in 1983. Since 1981, Mr. Subotnick has been responsible for negotiating all of the major Metromedia corporate transactions, including the sale of certain of Metromedia divisions. Mr. Subotnick is also the lead Director of Carnival Corporation and is a Director of both the Shubert Organization and Conair Corporation. He is Chairman of the Board of Trustees of Brooklyn Law School and a member of the Board of Baruch College (CUNY). Mr. Subotnick also serves as a Vice Chair of the New York Racing Association. Mr. Subotnick earned a Bachelor of Business Administration degree from Baruch College, a Master of Law degree from Brooklyn Law School and a Juris Doctorate degree from New York University.

William G. LaPerch

Mr. LaPerch, 52, has been the President and Chief Executive Officer and a member of the Board of Directors of the Company since March 2004. From 1999 to March 2004, Mr. LaPerch served in various executive positions related to the Company’s operations. From 1989 to 1999, Mr. LaPerch served as Vice President of Network Services for MCI where he managed that company’s local, long distance, data and Internet networks. Previously, Mr. LaPerch held executive positions at NYNEX. Mr. LaPerch is a graduate of the United States Military Academy at West Point, where he earned a Bachelor of Science degree in Engineering. Mr. LaPerch also received a Master of Business Administration from Columbia University.

Each of the members of the Board of Directors was appointed in connection with the Company’s emergence from bankruptcy and will serve until a replacement is duly elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or the executive officers.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2006. Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	52	President and Chief Executive Officer, and Director
Robert Sokota	44	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Rajiv Datta	37	Senior Vice President and Chief Technology Officer
John Jacquay	55	Senior Vice President, Sales and Marketing
Douglas Jendras	40	Senior Vice President, Operations
Joseph P. Ciavarella	52	Acting Chief Financial Officer
Michael A. Doris	53	Former Senior Vice President and Chief Financial Officer

Information about Mr. LaPerch is set forth above this Item 10 under “Directors.” The background information of our other executive officers is set forth below. Mr. Doris’ contract was terminated without cause on March 4, 2008.

Robert Sokota

Mr. Sokota, 44, is currently and has been since January 2001, the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations. He originally joined the Company in January 2000 as Vice President, Legal. Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc. He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994. Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

Rajiv Datta

Mr. Datta, 37, joined the Company in 1998 and has served in a number of significant technical and engineering positions for the Company becoming Vice President in 2002. Mr. Datta was promoted to Senior Vice President and Chief Technology Officer in May 2004, a role in which he oversees all aspects of Engineering, IT and Product Development activities across our metro, long haul and IP networks. Prior to joining the Company, Mr. Datta held various engineering and development positions at Alcatel Telecommunications Cable in North Carolina and at Alcatel’s Optical Fiber Competency Center near Paris, France. Mr. Datta holds a Bachelor of Science degree and a Master of Science degree in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

John Jacquay

Mr. Jacquay, 55, joined the Company in 2004 as Senior Vice President, Sales and Marketing. From February 2002 to June 2004, Mr. Jacquay was the President of National Sales at XO Communications. Prior to joining XO Communications, Mr. Jacquay was Chairman and Chief Executive Officer of Pagoo, a Silicon Valley VOIP start-up. From 1985 to 1996, Mr. Jacquay was in charge of various regional and national sales organizations of MCI Telecommunications. From 1974 to 1985, Mr. Jacquay held various leadership positions in finance and sales with GTE Corp. Mr. Jacquay holds undergraduate degrees in Finance and Accounting, as well as an MSBA in Economics from Indiana University and is a Certified Public Accountant.

Douglas Jendras

Mr. Jendras, 40, joined the Company in January 2000, became the Vice President, Operations in July 2000 and was promoted to the position of Senior Vice President, Operations in May 2004. Mr. Jendras held various management positions at MCI Telecommunications where he worked in operations and business development from July 1991 to October 1999. He earned his Bachelor’s degree from the State University of New York at Albany and his Master of Business Administration in Financial Management from Pace University.

Joseph P. Ciavarella

Mr. Ciavarella, 52, a financial consultant who has provided consulting services to the Company since February 2007, was appointed as Acting Chief Financial Officer, effective March 4, 2008. Mr. Ciavarella has been an independent financial consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006.  From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President - Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company. Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of Painewebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division). He began his career at Touche Ross & Company (Deloitte & Touche, LLP) where he worked for over four years. Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

Michael A. Doris

Mr. Doris, 53, was the Company’s Senior Vice President and Chief Financial Officer from August 2002 to March 2008, overseeing all financial and reporting processes and systems throughout the Company. Previously, from 1998 to 2002, Mr. Doris was the corporate controller for Marchon Eyewear, Inc. From 1991 to 1998, Mr. Doris was the Vice President of Finance for Allied Digital Technologies, Inc. Mr. Doris graduated from Fairfield University with a Bachelor of Science degree in Accounting and is a certified public accountant. Mr. Doris’ employment contract was terminated without cause on March 4, 2008. See a further discussion regarding Mr. Doris’ contract termination under “Potential Payments Upon Termination or Change of Control.”

Corporate Governance

 The Board of Directors and the committees of the Board of Directors met numerous times during 2006. The Board of Directors held 14 meetings in 2006, nine of which were telephonic and five of which were in-person. In addition, the Company’s independent directors met a number of times in regularly scheduled executive sessions at which only independent directors were present. In 2006, the Company had a standing Audit Committee, Compensation Committee, and Governance and Nominating Committee. We also had a Special Independent Committee in 2006, which was disbanded in March 2007. The Audit Committee met eight times in 2006, all of which were telephonic meetings. The Compensation Committee met five times in 2006, with two telephonic and three in-person meetings. The Governance and Nominating Committee did not meet in 2006. The Strategy Committee was not formed until September 2007. The Special Independent Committee met three times in 2006, with two telephonic and one in-person meeting. Each director attended 75% or more of the meetings of the Board of Directors and the committees on which they served, except for Messrs. Shorten and Postma with respect to the Special Independent Committee.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the Investor Relations section of our website at www.above.net. The Code of Conduct can also be found through the Investor Relations section of our website. If a waiver of our Code of Conduct is granted to any of our directors or executive officers, we will promptly disclose the nature of the amendment or waiver on our website. In 2007, we combined the codes of conduct applicable to our U.S. based and non-U.S. based employees into a single uniform code of conduct. Prior to that time, our non-U.S. based employees were subject to a slightly modified version of the Code of Conduct intended to comply with their national laws and regulations.

We expect to require all of our directors to attend our annual meeting of stockholders.

The committees of the Board are described in more detail below.

Audit Committee

The Audit Committee consists of Messrs. Brodsky (Chairman), Postma and Shorten, each of whom satisfies the applicable independence and other qualification requirements of the NASDAQ Market Place and SEC rules for serving on an audit committee. The Board has determined that Mr. Brodsky, the Audit Committee’s Chairman, is an “audit committee financial expert” as defined in the applicable SEC rules. The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility for the integrity of the Company’s financial reports. The Audit Committee also carries out other functions from time to time as assigned to it by the Board. The Audit Committee, or in some cases the Board, reviews and approves related party transactions.

In carrying out its purpose, the goal of the Audit Committee is to serve as an independent and objective monitor of the Company’s financial reporting process and internal control systems, including the activities of the Company’s independent auditors and internal audit function, and to provide an open avenue of communication with the Board of Directors for, and among, the independent auditor, internal audit operations and financial and executive management.

Report of the Audit Committee

 Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for examining those statements. In connection with the preparation of the December 31, 2006 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent auditors the matters required to be discussed under generally accepted auditing standards, including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written disclosures and the letter from the independent registered public accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as the same may be modified or supplemented, and has discussed with the independent auditors the firm’s independence.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved, that our audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the SEC.

THE AUDIT COMMITTEE
Jeffrey Brodsky, Chairman
Richard Postma
Richard Shorten, Jr.

Compensation Committee

The Compensation Committee consists of Messrs. Subotnick (Chairman), Postma and Shorten, each of whom satisfies the independence and other qualification requirements of NASDAQ rules. The Compensation Committee’s role is to establish and review our overall compensation philosophy and policies and to approve the compensation for the Company’s senior executive officers (including our executive officers named in the Summary Compensation table set forth below (the “named executive officers”)) and related matters. In this regard, the Compensation Committee approves the Company’s overall bonus plan, grants all equity compensation and approves salary changes for senior executive officers. The Compensation Committee meets several times during the year, and the Compensation Committee Chairman periodically reports on Compensation Committee actions and recommendations at Board meetings. In 2006, the Compensation Committee met five times, with two telephonic and three in-person meetings. In addition, the Compensation Committee unofficially conferred without the participation of management in executive session on a number of occasions. The Committee has the power to retain the services of outside counsel, advisors, experts and others to assist the Committee, although it has chosen not to do so.

The Compensation Committee assists the Board in establishing compensation packages for our executive officers and non-employee directors and administering our incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual executive salaries, raises and bonuses and certain awards of stock options, restricted stock awards and other awards under our incentive plans and otherwise. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our stockholders.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Messrs. Shorten (Chairman) and Embler, each of whom satisfies the independence requirements of the NASDAQ rules. The Governance and Nominating Committee assists the Board in fulfilling its responsibility to the stockholders by (i) identifying individuals qualified to serve as directors and recommending that the Board support the selection of the nominees for all directorships, whether such directorships are filled by the Board or the stockholders, (ii) developing and recommending to the Board a set of corporate governance guidelines and principles and (iii) recommending improvements to the corporate governance process when necessary.

The Governance and Nominating Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. At such time as it is necessary to nominate a candidate for director, the Governance and Nominating Committee also intends to consider such factors as whether the candidates possess relevant expertise upon which to be able to offer advice and guidance to management, have sufficient time to devote to the our affairs, have demonstrated excellence in his or her field, have the ability to exercise sound business judgment and have the commitment to rigorously represent the long-term interests of our stockholders. However, the Governance and Nominating Committee retains the right to modify these qualifications from time to time.

Since our emergence from bankruptcy protection in 2003, the Governance and Nominating Committee has not had the opportunity to nominate new members to the Board of Directors. Upon the appointment of Mr. LaPerch to the position of Chief Executive Officer in March 2004, the Board determined to appoint him to the Board (taking the position of the prior Chief Executive Officer John Gerdelman who resigned in December 2003). Upon the resignation of Dennis O’Connell from the Board in May 2006, the Board of Directors determined that it was not necessary at that time to appoint another director to replace Mr. O’Connell.

At this time, the Governance and Nominating Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders. The Governance and Nominating Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership.

Pursuant to the Standstill Agreement dated August 2003 between the Company and John W. Kluge, the trust established pursuant to that certain Trust Agreement dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge as grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank as trustees (the “Kluge Trust”) and Stuart Subotnick, for so long as the Kluge Trust or its affiliates, beneficially owns 7.50% or more of the issued and outstanding common stock of the Company, the Governance and Nominating Committee shall nominate one individual designated by the Kluge Trust to the Board. The individual designated by the Kluge Trust must be reasonably acceptable to the Governance and Nominating Committee. Mr. Subotnick has served as the designee of the Kluge Trust since the effectiveness of our Plan of Reorganization.

Special Independent Committee

The Special Independent Committee consisted of Messrs. Brodsky, Embler, Postma and Shorten. The Special Independent Committee was formed in 2003 to supervise the investigation of the issues related to the SEC’s investigation of the Company initiated in June 2002. This Committee was disbanded in March 2007.

Strategy Committee

The Strategy Committee, which consists of Messrs. Shorten (Chairman), Postma and Subotnick, was formed in September 2007. The purpose of this Committee is to provide assistance and advice to management on a number of issues including Company strategy, financing and organization.

Stockholder Communications with the Board of Directors

Historically, the Company has not provided a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goal of our compensation program is to improve our financial and operational performance and thereby increase value for our stockholders. Our compensation program is designed to provide certain fixed base salary compensation, to provide variable compensation linked to measures of our performance that contribute to increased value and to provide compensation in the form of equity to align the interests of our employees with those of our shareholders. Our compensation program for employees takes into account the following goals: enhancing shareholder value; enabling us to attract and retain top quality employees; rewarding successful performance; and providing appropriate relative internal compensation balance among our employees.

Executive Compensation Component Summary

The major components of compensation for the executive officers listed in the Summary Compensation Table below (Messrs. LaPerch, Sokota, Jacquay, Datta, Jendras and Doris), who are referred to herein as the named executive officers, are base salary, annual incentive bonuses and equity compensation. The tables below in Item 11, “Executive Compensation,” summarize the compensation earned by our named executive officers in 2006. We believe that the compensation provided to our named executive officers is reasonable and not excessive.

In setting 2006 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our shareholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	the significant portion of the overall 2006 compensation represented by variable, performance-based pay.

The total compensation levels for the named executive officers are comparable to those of compensation levels of senior executives at comparable companies in our industry. This determination is based in part on the Compensation Committee’s review in 2006 of the compensation of the named executive officers with the compensation of senior executives of other peer group companies in the telecommunications industry, consisting of Global Crossing, Time Warner Telecom, XO Communications, Broadwing, FiberNet, Neon, Cogent and Savvis.

We believe that the current combination of annual salary, benefits, incentive cash bonus, and equity compensation represents an appropriate mix of both short-term and long-term compensation for realizing our goals for compensation of the named executive officers.

Roles of the Compensation Committee and Management in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process for the named executive officers (other than the Chief Executive Officer) by among other things, making recommendations to the Compensation Committee. However, the Compensation Committee approves the compensation for the named executive officers and retains complete discretion to accept, reject or modify any management recommendations. The most significant contributions by management to the compensation process are:

•	evaluating employee performance;
•
providing information to the Compensation Committee related to compensation to our employees and on one occasion in 2006, comparative information on the compensation of executives at the peer group companies listed above;

•	providing input regarding the accounting, tax and legal impact of our compensation policies;
•	recommending business performance targets and objectives; and
•	recommending salary levels, bonus amounts and equity awards.

Both the Chief Executive Officer and the General Counsel work with the Compensation Committee Chairman to set the agenda for Compensation Committee meetings. Management also prepares supplemental information for each Compensation Committee meeting. Other than in executive sessions of the Compensation Committee, the Chief Executive Officer, General Counsel, the Chief Financial Officer and the Assistant Secretary typically participate in the meetings of the Compensation Committee. With respect to employees other than himself, the Chief Executive Officer often provides:

•	background information regarding our objectives;
•	his evaluation of the performance of our employees; and
•	compensation recommendations for our employees.

The Compensation Committee has the authority to retain outside compensation consultants to assist it in setting our compensation policies. To date, the Compensation Committee has not retained any outside compensation consultants.

Setting Named Executive Officer Compensation

 In setting the annual base salary for the named executive officers other than the Chief Executive Officer in 2006, the Chief Executive Officer recommended amounts to the Compensation Committee, which amounts were approved by the Compensation Committee. The Chief Executive Officer also recommended the annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee. The Compensation Committee set the annual base salary and incentive cash bonus for the Chief Executive Officer. No equity compensation was granted to any named executive officers in 2006. In prior years, equity compensation amounts would be recommended by the Chief Executive Officer (except with respect to his own) and then approved by the Compensation Committee.

We have employment agreements with each of the named executive officers, except for Mr. Ciavarella, our Acting Chief Financial Officer, who is retained pursuant to a consulting agreement. The employment agreements provide for annual renewal of such agreements provided that neither the Company nor the named executive officer notifies the other a certain number of days prior to the end of the then current term that it or he plans to terminate such agreement at the end of the then current term. Other material provisions of the employment agreements with the named executive officers are described below.

Base Salary

The base salaries provided to the named executive officers are intended to retain such executives and provide them with a firm base of compensation. Base salaries of the named executive officers are intended to relate to their corresponding level of authority, responsibilities, experience and past achievement. Base salaries are reviewed annually, but are not automatically increased if we believe that the existing base salary is appropriate or if other compensation is better suited to reward prior accomplishments. The employment agreements of the named executive officers provide for base salaries minimums that can be increased by us. The base salaries of the following named executive officers were increased as of March 1, 2006 as follows:

Name	From	To
John Jacquay	$275,000	$290,000
Rajiv Datta	$241,500	$256,500
Douglas Jendras	$236,250	$248,250
Michael A. Doris	$277,200	$327,200

We materially increased Mr. Doris’s base salary compensation based on the work Mr. Doris performed in connection with working towards completing the issuance of our financial statements. The increases for the other identified named executive officers were provided to keep pace with compensation paid to similarly situated employees at the peer group companies listed above and to reward exceptional performance.

The base salaries of the following named executive officers were increased as of March 1, 2007 as follows:

Name	From	To
Rajiv Datta	$256,500	$282,150
Douglas Jendras	$248,250	$263,145

Incentive Cash Bonus Plan

The 2006 annual incentive cash bonus program for U.S. based employees was designed to incentivize employees towards the common goal of maximizing our earnings before interest, taxes, depreciation and amortization (“EBITDA”). A bonus pool calculation was approved for various target levels of achieved adjusted EBITDA. Each adjusted EBITDA target level provided for a bonus percentage for each employment level tier. The bonus pool was determined by multiplying the applicable bonus percentages by the 2006 earnings of the eligible employees in each employee tier. An additional discretionary amount was also provided for achieving certain adjusted EBITDA targets. To calculate adjusted EBITDA, we deducted from EBITDA certain expenses relating to the SEC investigation, the historical financial statement audits and certain other non-cash expenses, including share-based payments. These adjustments totaled $9.2 million in 2006. The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our surpassing an adjusted EBITDA target in 2006 of $30 million. We believe that the achievement of the annual adjusted EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

Bonus payments to employees from the bonus pool are at management’s discretion (or in the case of our named executive officers other than Mr. Jacquay, the Compensation Committee’s discretion). Employees eligible to participate in our sales compensation plan were not eligible to participate in the incentive cash bonus plan except to the extent that an employee served in both a sales and non-sales role, in which case his or her bonus pool participation was pro rated between the two plans.

With the exception of Mr. Jacquay, the employment agreements with the named executive officers do not set any specific amount of annual incentive cash bonus, but provide for such amounts to be set by the Company’s Compensation Committee. Mr. Jacquay’s employment agreement for 2006 specified that he was entitled to an annual cash bonus of $225,000 in the event that the Company met the bonus objective set by the Compensation Committee. As a result, in 2006, $225,000 of Mr. Jacquay’s bonus was non-discretionary and as approved by the Compensation Committee, $50,000 was discretionary. All such amounts are included in the Summary Compensation Table below.

In accordance with the Compensation Committee’s determination, incentive cash bonuses for 2006 for most employees were paid on March 15, 2007, except for the named executive officers and certain other executives, whose bonuses were paid upon the filing of the Form 8-K dated August 2, 2007, which, among other things, included our audited consolidated financial statements for each of the years ended December 31, 2005 and 2004 and for the period from September 8, 2003 through December 31, 2003.

Our 2007 bonus pool for U.S. based employees was determined based upon adjusted EBITDA achieved in 2007 (using a similar formula as 2006). Incentive cash bonuses for 2007 were paid in March 2008. Payments to the named executive officers were as follows:

Name	Bonus
William G. LaPerch	$225,000
Michael A. Doris	$150,000
Robert Sokota	$175,000
John Jacquay	$375,000
Rajiv Datta	$175,000
Douglas Jendras	$175,000

In setting annual incentive bonus amounts for the named executive officers, we consider a number of factors including the extent to which the named executive officer (a) contributed to the achievement of the our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals.

Our U.K. based employees receive quarterly incentive cash bonuses based upon the achievements of the quarterly adjusted EBITDA targets and other quantitative and qualitative factors. Incentive cash bonuses paid in the U.K. are approved by our senior management.

Equity Compensation

We believe that the provision of equity compensation to our employees, whether by granting stock options or restricted stock units (i.e., an agreement to provide stock in the future) to employees helps to align the interests of our employees with those of our stockholders and to focus the employees on increasing value for our stockholders. Through 2006, almost all new employees were granted stock options after becoming employed by us. At its meetings, the Compensation Committee typically granted options to employees who had been hired or additional options to employees who had been promoted, since the time of the previous Compensation Committee meeting. Employees were generally granted an amount of stock options, and in the case of executives, stock units, based on their employment level and in some cases based on prior performance. Due to the limited amount of shares remaining in the 2003 Stock Incentive Plan, in late 2007, the Company suspended granting equity compensation to employees subject to certain exceptions.

No equity compensation was granted to any named executive officers in 2006 because we determined that additional grants were not necessary in light of previous grants of equity. Equity compensation previously granted to three of our named executive officers - Messrs. LaPerch, Doris and Sokota - was determined as part of our Plan of Reorganization and then approved by the Compensation Committee after our emergence from bankruptcy protection in September 2003.

Substantially all of Mr. Datta’s equity grants were made in September and December 2003 and in May 2004 upon his promotion to Senior Vice President. Substantially all of Mr. Jendras’ equity grants were made in September 2003 and in May 2004 upon his promotion to Senior Vice President. Substantially all Mr. Jacquay’s equity grants were made in June 2004 in connection with his hiring by us. Mr. Datta, Mr. Jendras and Mr. Jacquay were also provided with supplemental grants in December 2005 to compensate them for issues related to their prior grants. The amounts of these equity grants were recommended by the Chief Executive Officer and approved by the Compensation Committee based on the need to be competitive with the compensation provided to executives at other companies and to properly incentivize such named executive officers. On August 7, 2007, each of Messrs. Doris, Sokota, Jacquay, Datta and Jendras were granted 10,000 restricted stock units, which are scheduled to vest on the first anniversary of the date of grant.

During 2006, all named executive officers who had previously been granted stock units agreed to defer the delivery of the stock underlying vested stock units from April 15, 2007 until August 15, 2007. The delivery was further delayed to December 28, 2007. Such named executive officers had previously agreed to defer the delivery of the stock underlying vested stock units from January 3, 2005 until April 15, 2007. Pursuant to the stock unit agreements between such named executive officers and us, in the event that at the time of the delivery of the stock underlying the stock units the stock is not covered by an applicable registration statement or the stock has not been listed on NASDAQ or other comparable exchange, at the named executive officer’s request, we are obligated to purchase sufficient shares of stock from such executives as is necessary to cover the executives’ minimum tax withholding obligations. On December 28, 2007, we delivered 303,369 shares of common stock to certain employees and former employees, which represented shares underlying all vested restricted stock units at such date. We purchased an aggregate 129,816 shares back from the employees at $75.00 per share, the closing market price of our stock on such date, in order to provide the employees with funds sufficient to satisfy their income tax obligations. Generally, we used the highest marginal federal, state and, where applicable, local income tax rate percentages to set the percentage of shares purchased from the employees. The aggregate value of the shares purchased by us of $9.7 million was charged to treasury stock. We decided to purchase these shares because the delivery of the shares underlying the stock units triggered significant tax obligations for the employees, and the employees were unable to sell the shares to third parties due to various securities law restrictions in order to pay their income tax obligations.

Stock options granted to employees are granted on the date the Compensation Committee meets and approves such grants. Meetings were scheduled for such times as management and Compensation Committee members believed appropriate, often immediately before or after the meetings of the Board of Directors. The exercise price of such stock options granted was the closing price of our common stock as reported by NASDAQ on the grant date. Generally, for stock options granted in 2006, the options vested on the first anniversary of the grant date. In 2006, grants of stock options were made on April 26, July 19, October 5 and December 6. Previously, we had granted stock options that vested over a three year period, with one-third of the grant vesting on each of the first, second and third anniversaries of the grant. In 2006, we changed our policy, subject to exception, to issue only one year grants (of one-third the previous grant amounts) in order to reduce the number of options granted and preserve shares available for future issuance under the 2003 Stock Incentive Plan. Stock options granted to our executives contain various vesting acceleration provisions in connection with the termination of the employee’s employment with the Company and, for certain named executive officers, as described below, upon a change of control of the Company.

Stock unit grants generally vest over a four year period with one quarter of the grant amount vesting on each of the first, second, third and fourth anniversary of the grant date, or alternatively, for stock units granted shortly after our emergence from bankruptcy protection in September 2003, one fifth of the grant amount vested on each of the grant date and the first, second, third and fourth anniversaries of the grant date. Stock units have been granted only to our senior executives and in 2007, certain members of management and to all non-employee directors. Such grants contain various acceleration provisions in connection with the termination of the employee’s employment with the Company upon a change of control of the Company.

Benefits

We offer our named executive officers the same health and welfare benefit and disability plans that we offer to all our employees except that higher level employees - including the named executive officers - are provided with Group Variable Universal Life for basic life insurance whereas all other employees are provided with group term life insurance. The named executive officers are each provided with Group Variable Universal Life insurance providing for a death benefit of $1,000,000 and a term accidental death and dismemberment insurance (“AD&D”) benefit of $1,000,000 whereas most other employees receive group term and AD&D in smaller amounts as a multiple of base salary. We believe that this benefit provided to the named executive officers is reasonable and assists in retaining the named executive officers.

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees. We provide very limited perquisites to the named executive officers, less than $10,000 in total in 2006. The only perquisites consisted of the payment for the participation of the spouses of certain named executive officers at our annual President’s Club retreat, which for 2006 was held in Phoenix, Arizona, and a gross up to cover the taxes on such payment. We believed that the participation of these named executive officers’ spouses was important for the success of this event, particularly in light of the relative cost, and wanted to ensure their attendance.

Severance

Severance amounts for our named executive officers are shown in the table below. In general, in the event of a termination without cause, the named executive officers are entitled to one year’s base salary, a bonus relating to the portion of the year worked, any accrued but unpaid bonus from the prior year, salary through the date of termination, one year’s benefits and full or partial vesting of unvested stock options or stock units.

We believe that the provision of these cash severance and accelerated vesting amounts upon the termination of the named executive officers’ employment is appropriate and we plan to continue to provide the same or similar benefits to our named executive officers in the future. We believe that offering these severance packages is necessary to be competitive in the industry and to attract and retain talented executives. Further, we believe that the provision of these severance amounts provide us greater ability to enforce any post-employment restrictions.

Post-Employment Restrictions

Under their employment agreements, Messrs. LaPerch, Doris and Sokota have each agreed that they will not compete with us for nine months following termination of their employment and will not solicit any of our customers or employees for one year following such termination.

Under their employment agreements, Mr. Datta and Mr. Jendras have each agreed that they will not compete with us for three months following termination of their employment and will not solicit any of our customers or employees for six months following such termination.

We believe that these post-employment restrictions on the named executive officers provide us with some protection against the ability of the named executive officers to compete with us, and thereby possibly limit our ability to succeed after the termination of their employment.

Mr. Jacquay’s employment agreement does not contain any post-employment restrictions on his ability to compete with us or to solicit our customers or employees.

2006 Chief Executive Officer Total Compensation

Mr. LaPerch’s total compensation is composed of the same elements as other named executive officers. Mr. LaPerch’s annual base salary for 2006 was $500,000 with a 2006 bonus payment of $265,000. Mr. LaPerch was not granted any equity compensation in 2006. In September 2003, Mr. LaPerch was granted options to purchase 20,000 shares of common stock of the Company at the price of $20.95 per share vesting in three equal amounts over a three year period, with the last one-third vesting in September 2006. In September 2003, Mr. LaPerch was also granted 50,000 restricted stock units with 10,000 restricted stock units vesting in each of September 2003, 2004, 2005, 2006 and 2007. The restricted stock units were delivered on December 28, 2007, net of shares purchased by the Company. Mr. LaPerch’s employment agreement became effective in September 2003 for a period of three years, with automatic one year renewals in the event that neither he nor the Company provides a notice of termination of the employment agreement to the other at least 120 days prior the date of expiration. In May 2007, Mr. LaPerch’s employment agreement was renewed for an additional year to September 2008. Additionally, Mr. LaPerch was granted 20,000 restricted stock units on August 7, 2007. Such restricted stock units vest on the first anniversary of the date of grant.

Stock Purchase and Sale Guidelines

In compliance with U.S. securities laws and regulations, our policies prohibit employees and directors from purchasing or selling our securities to the extent that they are in possession of material non-public information. Currently, the shares of stock issued under our Equity Incentive Plan have not been covered by a registration statement under the Securities Act of 1933. As a result, except for transactions with the Company, no current named executive officers have purchased or sold our securities since our emergence from bankruptcy protection. We expect to seek registration of such shares at such time as we become current with our periodic filing obligations under the Exchange Act. Prior to that time, we plan to adopt additional rules related to the purchase and sale of our securities by our employees including our named executive officers. We have no executive stock ownership guidelines for directors or executive officers.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers. Although we have not administered compensation polices with a goal of complying with the provisions of Section 162(m), the compensation paid to our senior executive officers in 2006 did not exceed the $1 million threshold under Section 162(m).

Compensation Committee Report*

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

MEMBERS OF THE COMPENSATION COMMITTEE
Stuart Subotnick, Chairman
Richard Postma
Richard Shorten, Jr.

* The material in this report is not deemed "filed" with the SEC and is not to be incorporated by reference into any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers who served as such during the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

William G. LaPerch, Director,	2006	$500,000	$265,000	$209,500	$20,415	$—	$—	$18,777	(3)	$1,013,692
President and Chief Executive Officer

Michael A. Doris,	2006	318,867	125,000	172,301	16,842	—	—	17,678	(4)	650,688
Former Senior Vice President and Chief Financial Officer (5)

Robert Sokota,	2006	315,000	130,000	172,301	16,842	—	—	16,435	(6)	650,578
Senior Vice President, General Counsel, Chief Administrative Officer and Secretary

John Jacquay	2006	287,500	275,000	309,900	150,022	—	—	18,085	(7)	1,040,507
Senior Vice President, Sales & Marketing

Rajiv Datta	2006	254,000	160,000	183,290	24,419	—	—	15,455	(8)	637,164
Senior Vice President Chief Technology Officer

Douglas Jendras	2006	246,250	130,000	157,040	24,419	—	—	15,350	(9)	573,059
Senior Vice President, Operations

(1)
No restricted stock units were granted in 2006. These amounts do not reflect actual value realized by the recipient. In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2006 for stock awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), excluding any estimate for forfeitures. No stock awards were forfeited by the named executive officers in 2006. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
No options were granted in 2006. These amounts do not reflect actual value realized by the recipient. In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2006 for option awards in accordance with FAS 123R, excluding any estimate for forfeitures. No option awards were forfeited by the named executive officers in 2006. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Includes health and welfare benefits of $12,337, life insurance premiums of $2,821, disability premiums of $917, 401(k) match of $1,125 and other of $1,577.

(4)	Includes health and welfare benefits of $12,404, life insurance premiums of $2,821, disability premiums of $273, 401(k) match of $1,125 and other of $1,055.

(5)	Mr. Doris’ contract was terminated without cause on March 4, 2008.

(6)	Includes health and welfare benefits of $12,348, life insurance premiums of $1,151, disability premiums of $567, 401(k) match of $1,125 and other of $1,244.

(7)	Includes health and welfare benefits of $12,404, life insurance premiums of $3,377, disability premiums of $913, and other of $1,391.

(8)	Includes health and welfare benefits of $12,411, life insurance premiums of $1,015, disability premiums of $904, and 401(k) match of $1,125.

(9)	Includes health and welfare benefits of $12,315, life insurance premiums of $1,015, disability premiums of $895, and 401(k) match of $1,125.

Employment Agreement - William G. LaPerch

On August 29, 2003, the Company entered into an employment agreement with Mr. LaPerch effective September 8, 2003, amended January 1, 2004 and December 30, 2005, providing that he will serve as an executive officer of the Company for a term expiring on September 8, 2006, which has renewed annually. The agreement provided for an annual base salary of $325,000, subject to increase at the Board's discretion, participation in incentive and bonus plans at the discretion of the Board, ten-year options to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $20.95 per share, vesting in three equal annual installments commencing on September 16, 2003, and maintenance of a $1 million life insurance policy payable to beneficiaries named by Mr. LaPerch. Mr. LaPerch also received 50,000 shares of restricted stock which vested in five equal annual installments commending September 12, 2003.

Grants of Plan-Based Award

We did not make any grants under our Equity Incentive Plan of stock option awards to our named executive officers during the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2006:

	Option Awards						Stock Awards(14)
Name	Number of Securities Underlying Unexercised Options or Undelivered Restricted Stock Units (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William G. LaPerch	20,000	(1)	──	──	$20.95	09/10/13	—		$—	──	$	──
	50,000	(5)(12)	──	──			10,000	(7)	600,000	──		──

Michael A. Doris	16,500	(1)	──	──	$20.95	09/10/13	—		—	──		──
	41,122	(5)(12)	──	──			8,224	(7)	493,440	──		──

Robert Sokota	16,500	(1)	──	──	$20.95	09/10/13	—		—	──		──
	41,122	(5)(12)	──	──			8,224	(7)	493,440	──		──

John Jacquay	25,000	(2)	──	──	$36.50	06/01/14	8,333	(15)	499,980	──		──
	7,000	(4)	—	—	$25.00	12/19/15	2,333	(15)	139,980	—		—
	40,000	(6)(12)	—	—			20,000	(8)	1,200,000	—		—

Rajiv Datta	10,000	(1)	──	──	$20.95	09/12/13	—		—	—		—
	4,000	(3)	—	—	$36.50	05/13/14	1,334	(16)	80,040	—		—
	80	(13)	—	—	$25.00	12/19/15	27	(16)	1,620	—		—
	16,000	(5)(12)	—	—			3,200	(7)	192,000	—		—
	6,500	(5)(12)	—	—			1,300	(9)	78,000	—		—
	7,500	(5)(12)	—	—			3,750	(10)	225,000	—		—

Douglas Jendras	10,000	(1)	──	──	$20.95	09/12/13	—		—	──		──
	4,000	(3)	—		$36.50	05/13/14	1,334	(16)	80,040	—		—
	80	(13)	—	—	$25.00	12/19/15	27	(16)	1,620	—		—
	16,000	(5)(12)	—	—			3,200	(7)	192,000	—		—
	10,000	(5)(12)	—	—			5,000	(11)	300,000	—		—

(1)
Represents options to purchase an equivalent number of shares of AboveNet, Inc. Common Stock. The options were granted in September 2003 and vested in three equal installments in September 2004, September 2005 and September 2006.

(2)
Represents options to purchase an equivalent number of shares of AboveNet, Inc. Common Stock. The options were granted on June 1, 2004 and vested in three equal installments on June 1, 2005, June 1, 2006 and June 1, 2007.

(3)
Represents options to purchase an equivalent number of shares of AboveNet, Inc. Common Stock. The options were granted on May 13, 2004 and vested in three equal installments on May 13, 2005, May 13, 2006 and May 13, 2007.

(4)
Represents options to purchase an equivalent number of shares of AboveNet, Inc. Common Stock. The options were granted on December 19, 2005 and vested in three equal installments on December 19, 2005, June 1, 2006 and June 1, 2007.

(5)	Represents restricted stock units, which were granted on December 19, 2005 and vested ratably, one-fifth on the date of grant, and one-fifth on each anniversary of the date of grant.

(6)	Represents restricted stock units, which were granted on May 13, 2004 and vest ratably, one-fourth on each of the first four anniversaries of the date of grant.

(7)	These restricted stock units vested September 12, 2007.

(8)	10,000 of these restricted stock units vested June 1, 2007.

(9)	These restricted stock units vested December 19, 2007.

(10)	1,875 of these restricted stock units vested May 13, 2007.

(11)	2,500 of these restricted stock units vested May 13, 2007.

(12)	On December 28, 2007, we delivered shares with respect to vested restricted stock units to recipients as follows:

	Shares Delivered	Shares Purchased by the Company	Total
William G. LaPerch	28,825	21,175	50,000
Michael A. Doris	23,707	17,415	41,122
Robert Sokota	23,041	18,081	41,122
John Jacquay	17,988	12,012	30,000
Rajiv Datta	15,758	12,367	28,125
Douglas Jendras	13,548	9,952	23,500

(13)	Represents options to purchase an equivalent number of shares of AboveNet’s common stock. The options vested in three equal installments on December 19, 2005, May 13, 2006 and May 13, 2007.

(14)
The table excludes restricted stock units granted August 7, 2007 to Mr. LaPerch (20,000), Mr. Doris (10,000), Mr. Sokota (10,000), Mr. Datta (10,000), Mr. Jacquay (10,000) and Mr. Jendras (10,000) which vest on the first anniversary of the date of grant.

(15)	These options vested on June 1, 2007.

(16)	These options vested on May 13, 2007.

Option Exercises and Stock Vested During Fiscal 2006

There were no options exercised by any of the Company's named executive officers, and no delivery of vested stock awarded pursuant to restricted stock units held by the Company's named executive officers during the year ended December 31, 2006.

Pension Benefits - Fiscal 2006

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2006.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change of Control

William G. LaPerch

The following table shows the potential payments upon termination or a change of control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$765,000	(1)	$765,000	(1)	$265,000	$265,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	600,000		300,000		600,000	600,000
Benefits and Perquisites	—	—	—	13,254		13,254		—	—
Life Insurance	—	—	—	2,821	(4)	2,821	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,381,075		$1,081,075		$865,000	$1,865,000

(1)	Represents one year of severance at Mr. LaPerch’s 2006 annual base salary plus his 2006 bonus of $265,000.

(2)	All options to purchase common stock granted to Mr. LaPerch were vested as of December 31, 2006.

(3)
Pursuant to the terms of the stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if terminated without cause or for disability or death and 50% vested upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 10,000 shares = $600,000 at 100% vesting and $60.00 x 5,000 shares = $300,000 at 50% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Michael A. Doris (6)

The following table shows the potential payments upon termination or a change of control of the Company for Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($) (6)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$443,867	(1)	$443,867	(1)	$125,000	$125,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	493,440		246,720		493,440	493,440
Benefits and Perquisites	—	—	—	12,678		12,678		—	—
Life Insurance	—	—	—	2,821	(4)	2,821	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$952,806		$706,086		$618,440	$1,618,440

(1)	Represents one year of severance at Mr. Doris’ 2006 annual base salary plus his 2006 bonus of $125,000.

(2)	All options to purchase common stock granted to Mr. Doris were vested as of December 31, 2006.

(3)
Pursuant to the terms of the stock unit agreement, Mr. Doris’ unvested restricted stock units would become 100% vested if terminated without cause or for disability or death and 50% vested upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 8,224 shares = $493,440 at 100% vesting and $60.00 x 4,112 shares = $246,720 at 50% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Doris’ beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

(6)
On March 4, 2008, Mr. Doris’ employment contract was modified and then terminated. Pursuant to the modification, the Company agreed to pay Mr. Doris upon termination (i) $327,200, (ii) all salary and bonuses earned but not yet paid, (iii) all accrued and unused paid time off days, and (iv) health and welfare benefits for eighteen (18) months, and to execute and deliver a consulting agreement with Mr. Doris. The consulting agreement provides that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris shall be paid (i) $6,292.31 per week and (ii) to the extent not previously paid under Mr. Doris’ employment agreement, (a) a bonus of $50,000 (the “2006 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC a Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $50,000 (the “2007 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC either a Form 10-K or a Form 8-K with respect to the Company’s fiscal year ended December 31, 2007, and in the event that the 2006 Filing Bonus has not been paid as of the time that the 2007 Filing Bonus is paid, then the 2006 Filing Bonus shall be paid at such time as well. In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) shall be delivered to Mr. Doris on January 5, 2009 and (ii) the Company shall repurchase at the market price such number of shares as required to meet the Company’s estimate of the Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units. The aggregate value of the benefits received were as follows:

Salary and Bonuses	$603,430
Accrued Paid Time Off	10,535
Consulting Fee	245,400
Restricted Stock	730,000	*
Benefits and Perquisites	28,616
Life Insurance	4,658
Total	$1,622,639

* Based upon the closing price of AboveNet’s stock on March 4, 2008.

Robert Sokota

The following table shows the potential payments upon termination or a change of control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$445,000	(1)	$445,000	(1)	$130,000	$130,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	493,440		246,720		493,440	493,440
Benefits and Perquisites	—	—	—	12,915		12,915		—	—
Life Insurance	—	—	—	1,151	(4)	1,151	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$952,506		$705,786		$623,440	$1,623,440

(1)	Represents one year of severance at Mr. Sokota’s 2006 annual base salary plus his 2006 bonus of $130,000.

(2)	All options to purchase common stock granted to Mr. Sokota were vested as of December 31, 2006.

(3)
Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if terminated without cause or for disability or death and 50% vested upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 8,224 shares = $493,440 at 100% vesting and $60.00 x 4,112 shares = $246,720 at 50% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

John Jacquay

The following table shows the potential payments upon termination or a change of control of the Company for John Jacquay, the Company’s Senior Vice President, Sales and Marketing, as if such termination had taken place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$287,500	(1)	$562,500	(2)	$—	$—
Stock Options (3)	—	—	—	277,481		138,740		277,481	277,481
Restricted Stock (4)	—	—	—	1,200,000		600,000		1,200,000	1,200,000
Benefits and Perquisites	—	—	—	—		—		—	—
Life Insurance	—	—	—	—		—		—	1,000,000	(5)
Total	$—	$—	$—	$1,764,981		$1,301,240		$1,477,481	$2,477,481

(1)	Represents one year of severance at Mr. Jacquay’s 2006 annual base salary.

(2)
Represents one year of severance at Mr. Jacquay’s 2006 annual base salary plus his 2006 bonus of $275,000. Mr. Jacquay’s contract provides for accrued unpaid bonuses for the year of termination if terminated without cause within one year of a change-in-control.

(3)
Pursuant to the terms of the stock option agreement, Mr. Jacquay’s unvested stock options would become 100% vested if terminated without cause or for disability or death and 50% vested upon a change-in-control. The options are valued in the above table at the difference between the market price at December 31, 2006 ($60.00 per share) and the exercise prices as follows:

Grant Date	Unvested Options at December 31, 2006	Market Price at December 31, 2006	Exercise Price	Value at 100%	Value at 50%
June 1, 2004	8,333	$60.00	$36.50	$195,826	$97,913
December 19, 2005	2,333	$60.00	$25.00	81,655	40,827
				$277,481	$138,740

(4)
Pursuant to the terms of the stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested if terminated without cause or for disability or death and 50% vested upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 20,000 shares = $1,200,000 at 100% vesting and $60.00 x 10,000 shares = $600,000 at 50% vesting).

(5)	Upon his death, Mr. Jacquay’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Rajiv Datta

The following table shows the potential payments upon termination or a change of control of the Company for Rajiv Datta, the Company’s Senior Vice President and Chief Technology Officer, as if such termination had taken place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$329,333	(1)	$329,333	(1)	$—	$—
Stock Options (2)	—	—	—	24,221		32,294		24,221	32,294
Restricted Stock (3)	—	—	—	371,280		495,000		371,280	495,000
Benefits and Perquisites	—	—	—	8,201		8,201		—	—
Life Insurance	—	—	—	676	(4)	676	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$733,711		$865,504		$395,501	$1,527,294

(1)	Represents eight months of severance based upon Mr. Datta’s 2006 annual base salary plus his 2006 bonus of $160,000.

(2)
Pursuant to terms of the stock option agreement, Mr. Datta’s unvested stock options would become 100% vested if terminated without cause within one year of a change-in-control or death and 75% vested if terminated without cause or for disability. The options are valued in the above table at the difference between the market price at December 31, 2006 ($60.00 per share) and the exercise prices as follows:

Grant Date	Unvested Options at December 31, 2006	Market Price at December 31, 2006	Exercise Price	Value at 100%	Value at 75%
June 1, 2004	1,334	$60.00	$36.50	$31,349	$23,512
December 19, 2005	27	$60.00	$25.00	945	709
				$32,294	$24,221

(3)
Pursuant to the terms of the stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested upon a change-in-control or death and 75% vested if terminated without cause or for disability. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 8,250 shares = $495,000 at 100% vesting and $60.00 x 6,188 shares = $371,280 at 75% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Douglas Jendras

The following table shows the potential payments upon termination or a change of control of the Company for Douglas Jendras, the Company’s Senior Vice President, Operations, as if such termination had taken place on December 31, 2006.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)		Change-in-Control and Termination on 12/31/06 ($)		Disability on 12/31/06 ($)	Death on 12/31/06 ($)
(a)	(b)	(b)	(d)	(e)		(f)		(h)	(i)
Compensation:
Cash Severance - Salary and Bonus	$—	$—	$—	$253,125	(1)	$253,125	(1)	$—	$—
Stock Options (2)	—	—	—	16,148		32,294		16,148	32,294
Restricted Stock (3)	—	—	—	246,000		492,000		246,000	492,000
Benefits and Perquisites	—	—	—	6,098		6,098		—	—
Life Insurance	—	—	—	507	(4)	507	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$521,878		$784,024		$262,148	$1,524,294

(1)	Represents six months of severance based upon Mr. Jendras’ 2006 annual base salary plus his 2006 bonus of $130,000.

(2)
Pursuant to the terms of the stock option agreement, Mr. Jendras’ unvested stock options would become 100% vested if terminated without cause within one year of a change-in-control or death and 50% vested if terminated without cause or for disability. The options are valued in the above table at the difference between the market price at December 31, 2006 ($60.00 per share) and the exercise prices as follows:

Grant Date	Unvested Options at December 31, 2006	Market Price at December 31, 2006	Exercise Price	Value at 100%	Value at 50%
June 1, 2004	1,334	$60.00	$36.50	$31,349	$15,675
December 19,2005	27	$60.00	$25.00	945	473
				$32,294	$16,148

(3)
Pursuant to the terms of the stock unit agreement, Mr. Jendras’ unvested restricted stock units would become 100% vested upon a change-in-control or death and 50% vested if terminated without cause or for disability. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2006 closing common stock market price of $60.00 per share ($60.00 x 8,200 shares = $492,000 at 100% vesting and $60.00 x 4,100 shares = $246,000 at 50% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Jendras’ beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board.

Non-employee members of the Board are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears. In addition, the Chairperson of the Board receives an additional annual retainer of $30,000 and the Chairperson of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears. Non-employee members of the Board are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour. Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour. The Chairperson of the Strategy Committee, which was created in September 2007, is entitled to a quarterly retainer of $20,000 payable in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Mr. Embler contributes all of his director’s fees received to the funds managed by Franklin Mutual Advisers, LLC, holding shares in the Company.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Jeffrey Brodsky	$238,500	(1)(2)	$—	$3,062	$—	$—	$—	$241,562
Michael J. Embler	84,500	(1)	—	3,062	—	—	—	87,562
Richard Postma	103,000	(1)	—	3,062	—	—	—	106,062
Richard Shorten, Jr.	91,000	(1)	—	3,062	—	—	—	94,062
Stuart Subotnick	88,500	(1)	—	3,062	—	—	—	91,562
Dennis O’Connell	41,032	(1)(3)	—	3,062	—	—	—	44,094
	$646,532		$—	$18,372	$—	$—	$—	$664,904

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.

(2)	Includes $100,000 awarded to Mr. Brodsky in March 2006 for past services, $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.

(3)	Mr. O’Connell resigned his position on the Board of Directors in May 2006.

(4)	On August 7, 2007, each of Messrs. Brodsky, Embler, Postma, Shorten and Subotnick was granted 7,000 restricted stock units, which vest on the first anniversary of date of grant.

(5)
These amounts do not reflect actual value realized by the recipient. No value was realized by any directors in 2006. In accordance with the SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2006 for option awards originally granted in 2003 in accordance with FAS 123R, excluding any estimate for forfeitures. No option awards were granted in 2006. No stock awards were forfeited by the non-employee directors in 2006. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During 2006, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten), (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements. During 2006, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal years ended December 31, 2006, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely with the exception of one late Form 4 filed in 2006 for each of Messrs. Jacquay, Datta and Jendras, and one late Form 3/A filed by Franklin Mutual Advisers, LLC in 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2008, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of April 30, 2008.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	2,461,229	(2)	22.6%
Fiber LLC 2300 Carillow Point Kirkland, WA 98033	1,514,191	(3)	14.2%
JGD Management Corp. and affiliated persons c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	1,606,652	(4)	14.7%
Kluge Trust c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	1,220,304	(5)	11.4%
Stonehill Capital Management LLC and affiliated persons 805 Third Avenue, 30th Floor New York, NY 10022	845,203	(6)	7.9%
Jeffrey Brodsky	3,000	(7)	*
Michael Embler	—	(2) (7)	*
Richard Postma	3,000	(7)	*
Richard Shorten, Jr.	3,000	(7)	*
Stuart Subotnick	3,000	(7)	*
Dennis O’Connell	3,000	(8)	*
William G. LaPerch	48,825	(9)	*
Michael A. Doris	50,207	(10)	*
Robert Sokota	39,541	(11)	*
John Jacquay	59,988	(12)	*
Rajiv Datta	31,713	(13)	*
Douglas Jendras	30,128	(14)	*
Joseph P. Ciavarella	—		*
All directors and executive officers as a group (thirteen persons)	275,402	(15)	2.5%

 *Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 10,700,592 shares of common stock outstanding as of April 30, 2008 plus, with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock within 60 days of April 30, 2008.

(2)
Includes 2,282,912 shares of common stock, five year warrants to purchase 80,551 shares of common stock at $20 per share and seven year warrants to purchase 94,766 shares of common stock at $24 per share.  Also includes options to purchase 3,000 shares of common stock granted to Mr. Embler, which he holds as a nominee of Franklin Mutual Advisors, LLC (“FMA”) and disclaims any beneficial ownership.  Excludes 7,000 restricted stock units granted to Mr. Embler on August 7, 2007, which vest on the first anniversary of the date of grant which he holds as a nominee of FMA and disclaims any beneficial ownership. All the common stock is beneficially owned by one or more open-end investment companies or other accounts managed by FMA.  FMA has sole voting and investment discretion over these securities pursuant to investment management contracts, FMA disclaims beneficial ownership of the shares owned by its investment management clients. Mr. Embler disclaims beneficial ownership of all shares described above.

(3)	Based on information contained in a Form 4 filed with the Securities and Exchange Commission on December 26, 2007 by Fiber LLC, Craig McCaw and Eagle River Holdings, LLC.

(4)
Based on information contained in the Schedule 13G (Amendment No. 5) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on February 14, 2008.  Includes (i) 103,378 shares of common stock and warrants to purchase 18,889 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 371,382 shares of common stock and warrants to purchase 10,406 shares of common stock directly owned by York Investment Limited (“York Investment”); (iii) 190,780  shares of common stock and warrants to purchase 34,244 shares of common stock directly owned by York Select, L.P. (“York Select”); (iv) 203,810 shares of common stock and warrants to purchase 64,533 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (v) 202,940  shares of common stock and warrants to purchase 50,431 shares of common stock directly owned by York Select Unit Trust (“York Select Trust”); (vi) 138,444 shares of common stock and warrants to purchase 9,505 shares of common stock directly owned by York Global Value Partners, L.P. (“York Global Value”); (vii) 161,821 shares of common stock and warrants to purchase 2,055 shares of common stock directly owned by York Enhanced Strategies Fund, LLC (“York Enhanced Strategies”);  (viii) 1,172 shares of common stock directly owned by York Long Enhanced Fund, L.P. (“York Long Enhanced”) and (ix) 39,790 shares of common stock and warrants to purchase 3,072 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Select, York Credit Opportunities, York Global Value and York Long Enhanced and the managers of York Investment, York Select Trust and York Enhanced Strategies have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(5)
Includes 1,171,978 shares of common stock, five year warrants to purchase 22,204 shares of common stock at $20 per share and seven year warrants to purchase 26,122 shares of common stock at $24 per share. Mr. Subotnick, a member of the Board of Directors of the Company and a trustee of the Kluge Trust, disclaims beneficial ownership of the shares owned by the Kluge Trust.

(6)
Based on information contained in the Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission on March 12, 2008 by (i) Stonehill Capital Management LLC (“Stonehill Management”) as to 845,203 shares of common stock; (ii) Stonehill Institutional Partners, L.P. (“Stonehill Partners”) as to 412,301 shares of common stock; (iii) Stonehill Offshore Partners Limited (“Stonehill Offshore”) as to 432,902 shares of common stock; (iv) Stonehill Advisers LLC (“Stonehill Advisers”) as to 432,902 shares of common stock; (v) Stonehill General Partner, LLC (“Stonehill GP”) as to 412,301 shares of common stock; (vi) John Motulsky (“Motulsky”) as to 845,203 shares of common stock; (vii) Christopher Wilson (“Wilson”) as to  845,203 shares of common stock; (viii) Wayne Teetsel (“Teetsel”) as to 845,203 shares of common stock; (ix) Thomas Varkey (“Varkey”) as to 845,203 shares of common stock and (x) Jonathan Sacks (“Sacks”) as to  845,203 shares of common stock. Stonehill Advisers is the investment adviser to Stonehill Offshore. Stonehill Management is the investment adviser to Stonehill Partners and Stonehill Offshore. Stonehill GP is the general partner of Stonehill Partners. Motulsky, Wilson, Teetsel, Varkey and Sacks are managing members of Stonehill GP, Stonehill Management and Stonehill Advisers.

(7)	Excludes 7,000 restricted stock units granted on August 7, 2007, which are scheduled to vest on the first anniversary of the date of grant.

(8)	Mr. O’Connell resigned his position on the Board of Directors in May 2006.

(9)
Includes 28,825 shares underlying restricted stock units delivered on December 28, 2007 and fully vested and exercisable options to purchase 20,000 shares of common stock. Excludes 20,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

(10)
Includes 23,707 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 16,500 shares of common stock and 10,000 restricted stock units granted on August 7, 2007, which were originally scheduled to vest one year from the date of grant but were accelerated on March 4, 2008, when Mr. Doris’ employment contract was amended and terminated. See “Potential Payouts Upon Termination or Change of Control - Michael A. Doris.”

(11)
Includes 23,041 shares underlying restricted stock units delivered on December 28, 2007 and fully vested and exercisable options to purchase 16,500 shares of common stock. Excludes 10,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

(12)
Includes 17,988 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 32,000 shares of common stock and 10,000 restricted stock units, which vest on June 1, 2008. Excludes 10,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

(13)
Includes 15,758 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 14,080 shares of common stock and 1,875 restricted stock units, which vest on June 1, 2008. Excludes 10,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

(14)
Includes 13,548 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 14,080 shares of common stock and 2,500 restricted stock units, which vest on June 1, 2008. Excludes 10,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

(15)
Includes 122,867 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 128,160 shares of common stock, 10,000 restricted stock units, which vested on March 4, 2008 upon Mr. Doris’ employment contract termination, and 14,375 restricted stock units, which vest on June 1, 2008. Excludes 88,000 restricted stock units granted on August 7, 2007, which vest one year from the date of grant.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

 The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2006.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units (1)	Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column) (2)
Equity compensation plan approved by security holders	—	$—	—
Equity compensation plan not approved by security holders	865,111	26.41	158,723
Total	865,111	$26.41	158,723

(1)
Includes 387,594 shares of common stock underlying restricted stock units. The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(2)	The above table excludes warrants granted to creditors as part of settled bankruptcy claims as follows:

	Weighted Average Exercise Price	Total Warrants Issued	Warrants Exercised as of December 31, 2006	Unexercised Warrants Outstanding at December 31, 2006
Five year stock purchase warrants	$20.00	709,459	6,712	702,747
Seven year stock purchase warrants	$24.00	834,658	6,563	828,095

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

The NASDAQ Market Place Rules listing standards require that a majority of the members of a listed company’s directors must qualify as “independent,” as affirmatively determined by the Board. While we are not currently listed on NASDAQ, the Board nevertheless consults with the our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ Market Place Rules, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accountants, the Board of Directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable NASDAQ Market Place Rules listing standards: Jeff Brodsky, Michael Embler, Richard Postma, Richard Shorten and Stuart Subotnick. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. William LaPerch is not an independent director by virtue of his employment with the Company.

In determining the independence of Mr. Brodsky, the Board took into account that the Company made a payment of $1.5 million to Comdisco Holding, Inc. in March 2004 at a time when Mr. Brodsky served as a member of the Board of Directors of Comdisco. Mr. Brodsky resigned from the Board of Directors of Comdisco in July 2004. The payment to Comdisco was made pursuant to a settlement agreement between Comdisco and us that related to a dispute that arose prior to our bankruptcy filing. Mr. Brodsky had no involvement in the settlement of such dispute, the settlement agreement of which was approved by the United States Bankruptcy Court for the Southern District of New York. The payment by the Company to Comdisco represented less than 2% of Comdisco’s fiscal 2004 revenues.

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer. We invoiced US Signal for fiber services for $15,225 in 2004, $104,150 in 2005 and $111,360 in 2006. In addition, we signed a new order with US Signal in December 2006 pursuant to which we will provide an additional $12,000 per month of dark fiber services to US Signal. Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers. Mr. Postma had no involvement in the negotiation of these fiber services agreements.

In determining the independence of Mr. Subotnick, the Board took into account that we provided co-location services to Metromedia Connections, Inc., a company with which Mr. Subotnick has an indirect ownership interest and management role. In connection with providing those services, Metromedia Connections, Inc. paid us $65,877 in 2005. There were no payments made in 2006.

In determining the independence of Mr. Shorten, the Board took into account that we provided network planning services to First Avenue Networks, Inc., a company for which Mr. Shorten served as non-executive Chairman of the Board and a member of the Board of Directors. In connection with the provision of those services, First Avenue Networks, Inc. paid us $24,349 and we paid First Avenue Networks $42,646 in connection with the partial reimbursement for a consultant jointly retained by us and First Avenue Networks, both payments occurring in 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by BDO Seidman, LLP through February 29, 2008 for the years ended December 31, 2006 and 2005 were:

	2006	2005
Audit Fees	$3,122,802	$1,461,733	*
Audit Related Fees	—	—
Tax Fees	23,100	—
All Other Fees	2,000	—
Total	$3,147,902	$1,461,733

* Represents a pro-rated amount of the audit fees incurred for the 2003 to 2005 period estimated for 2005.

The table above represents fees incurred with respect to the relevant year. We recognize audit fees in our operating results as the services are provided. Below is a schedule of the fees incurred by the Company by year for the respective audit periods. The information for 2008 is for services rendered through February 28, 2008.

	Year Incurred
	2006	2007	2008	Total
Audit Fees 2003 to 2005	$1,955,490	$3,891,443	$—	$5,846,933

Audit Fees 2006	192,900	1,772,182	1,157,720	3,122,802
Audit Fees 2007	—	320,000	—	320,000
Tax Fees	23,100	388,930	—	412,030
All Other Fees	2,000	10,850	—	12,850
Total	$2,173,490	$6,383,405	$1,157,720	$9,714,615

Audit Fees. As discussed in Item 9, “Changes In and Disagreements With Accountants on Accounting and Financial Disclosure,” in August 2006, BDO Seidman, LLP was engaged to audit the Company’s financial statements as of December 31, 2006, 2005, 2004 and 2003 and for each of the fiscal years ended December 31, 2006, 2005, 2004 and for the period from September 8, 2003 to December 31, 2003. The Audit Fees for the years ended December 31, 2006 and 2005, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit Related Fees. Audit Related Fees are typically for due diligence related to mergers and acquisitions. There were no such fees for the years ended December 31, 2006 and 2005.

Tax Fees. Tax Fees for the years ended December 31, 2006 and 2005 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to mergers and acquisitions.

All Other Fees. These fees were for consulting services related to certain compensatory stock matters for the years ended December 31, 2006 and 2005.

Auditor Independence.   The Audit Committee has considered the non-audit services provided by BDO Seidman, LLP and determined that the provision of such services had no effect on BDO Seidman, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and, except as provided below, non-audit services provided by BDO Seidman, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO Seidman’s independence. The Audit Committee will only pre-approve services, which it believes will not impair BDO Seidman’s independence. The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit related services. All services are subsequently communicated to the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

For a list of the financial statements of the Company included in this report, please see Index to Consolidated Financial Statements appearing at the beginning of Item 8, Financial Statements and Supplementary Data.

2.	Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

The audits referred to in our report dated February 28, 2008, except for Notes 2, 15 and 16, which are as of May 9, 2008, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, NY
May 9, 2008

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Column A	Column B	Column C	Column D	Column E

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
2006
Reserve for uncollectible accounts and sales credits	$1.8	$0.5	$—	$(1.1)	$1.2
Deferred tax valuation allowance	$729.2	$80.4	$—	$—	$809.6
2005
Reserve for uncollectible accounts and sales credits	$1.3	$0.3	$0.2	$—	$1.8
Deferred tax valuation allowance	$757.4	$—	$—	$(28.2)	$729.2
2004
Reserve for uncollectible accounts and sales credits	$1.0	$0.5	$—	$(0.2)	$1.3
Deferred tax valuation allowance	$699.7	$57.7	$—	$—	$757.4

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3.	Exhibits

Exhibit No.		Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 29, 2003 and effective as of August 29, 2003 (incorporated herein by reference to Form 8-A filed with the Securities and Exchange Commission on September 8, 2003).

3.2		Amended and Restated Bylaws adopted as of September 8, 2003 (incorporated herein by reference to Form 8-A filed with the Securities and Exchange Commission on September 8, 2003).

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 4, 2006).

4.1		Form of Specimen Common Stock Certificate.

4.2
Standstill Agreement dated as of August 2003, by and between Metromedia Fiber Network, Inc., John W. Kluge, the trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees and Stuart Subotnick.

4.3
Warrant Agreement dated as of December 3, 2003, by and among the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (with a form of Five Year Warrant Certificate attached thereto) (incorporated herein by reference to Form 8-A filed with the Securities and Exchange Commission on January 29, 2004).

4.4
Warrant Agreement dated as of December 3, 2003, by and among the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (with a form of Seven Year Warrant Certificate attached thereto) (incorporated herein by reference to Form 8-A filed with the Securities and Exchange Commission on January 29, 2004).

4.5
Registration Rights Agreement dated as of March 1, 2004, by and among AboveNet, Inc. and Fiber LLC, Franklin Mutual Advisers, LLC and the Trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees.

4.6
Rights Agreement dated as of August 3, 2006, between AboveNet, Inc. and American Stock Transfer & Trust Company, including Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 4, 2006).

10.1
Agreement of Lease dated as of December 30, 1994, by and between Hudson Telegraph Associates L.P., as Landlord and F. Garofalo Electric Co., Inc. and National Fiber Network, Inc., as Tenant, and Letter dated as of July 1, 2005 regarding transfer of property ownership from Hudson Telegraph Associates, L.P. to Hudson Owner LLC.

10.2
Agreement of Lease dated as of April 23, 1999, by and between 111 Eighth Avenue LLC, as Landlord and Metromedia Fiber Network Services, Inc., as Tenant, including amendments dated as of October 18, 2000, March 13, 2003 and March 1, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.3
Agreement of Lease dated as of October 1, 1999, by and between Newport Office Center I Co., as Landlord and Metromedia Fiber Network Services, Inc., as Tenant, and related Right-of-Entry License Agreement and Facilities Management License Agreement (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.4
Amended and Restated Franchise Agreement dated as of February 28, 2000, by and between The City of New York and Metromedia Fiber Network NYC, Inc. and Stipulation, Agreement and Order by and among the Reorganized Debtors and The New York City Department of Information Technology and Telecommunications Concerning Franchise Agreement, effective January 1, 2004 and approved by the United States Bankruptcy Court on July 12, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.5	**
Fiber Lease Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002, February 14, 2003 and October 8, 2007.

10.6	**
Collocation and Maintenance Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002 and February 14, 2003.

10.7	*	2003 Incentive Stock Option and Stock Unit Grant Plan.

10.8	*
Employment Agreement made on August 29, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of January 1, 2004 and December 30, 2005.

10.9	*
Employment Agreement made on August 31, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendment dated as of December 30, 2005.

10.10	*
Employment Agreement made on August 31, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendments dated as of December 30, 2005 and March 4, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.11	*	Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch.

10.12	*	Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota.

10.13	*
Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendment dated as of March 4, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.14	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of December 30, 2005 and December 30, 2006.

10.15	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendments dated as of December 30, 2005 and December 30, 2006.

10.16	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendments dated as of December 30, 2005 and December 30, 2006.

10.17	*	Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendment dated as of December 30, 2005.

10.18	*	Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas Jendras, including amendment dated as of December 30, 2005.

10.19	*	Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta.

10.20	*	Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras.

10.21	*	Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.22	*	Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006.

10.23	*	Stock Unit Agreement dated as of December 19, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.24	*	Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta.

10.25	*	Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas Jendras.

10.26	*	Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.27	*	Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006.

10.28	*	Employment Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and August 27, 2007.

10.29	*	Stock Option Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay.

10.30	*	Stock Unit Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and December 30, 2006.

10.31	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and John Jacquay.

10.32	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Rajiv Datta.

10.33	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Douglas Jendras.

10.34
Asset Purchase Agreement dated as of September 27, 2006, by and between AboveNet Communications, Inc. and Digital Above, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 4, 2006).

10.35	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and William LaPerch.

10.36	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Robert Sokota.

10.37	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Michael A. Doris, including amendment dated as of March 4, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.38	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and John Jacquay.

10.39	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Rajiv Datta.

10.40	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Douglas Jendras.

10.41
Credit and Guaranty Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

10.42
Security and Pledge Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., and Societe Generale, as Administrative Agent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

10.43	*
Separation of Employment and General Release Agreement dated as of March 4, 2008, by and between AboveNet Communications, Inc. and Michael A. Doris (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.44	*
Consulting Agreement dated as of March 4, 2008, between AboveNet Communications, Inc. and Michael A. Doris (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated August 18, 2006 (incorporated by reference from Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 23, 2006).

21.1		Subsidiaries.

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment required for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: May 13, 2008	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2008	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2008	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2008	By:	/s/ Jeffrey Brodsky
Jeffrey Brodsky Director

Date: May 13, 2008	By:	/s/ Michael J. Embler
Michael J. Embler Director

Date: May 13, 2008	By:	/s/ Richard Postma
Richard Postma Director

Date: May 13, 2008	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: May 13, 2008	By:	/s/ Stuart Subotnick
Stuart Subotnick Director

EXHIBIT LIST

Exhibit No.		Description of Exhibit

4.1		Form of Specimen Common Stock Certificate.

4.2
Standstill Agreement dated as of August 2003, by and between Metromedia Fiber Network, Inc., John W. Kluge, the trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees and Stuart Subotnick.

4.5
Registration Rights Agreement dated as of March 1, 2004, by and among AboveNet, Inc. and Fiber LLC, Franklin Mutual Advisers, LLC and the Trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees.

10.1
Agreement of Lease dated as of December 30, 1994, by and between Hudson Telegraph Associates L.P., as Landlord and F. Garofalo Electric Co., Inc. and National Fiber Network, Inc., as Tenant, and Letter dated as of July 1, 2005 regarding transfer of property ownership from Hudson Telegraph Associates, L.P. to Hudson Owner LLC.

10.5	**
Fiber Lease Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002, February 14, 2003 and October 8, 2007.

10.6	**
Collocation and Maintenance Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002 and February 14, 2003.

10.7	*	2003 Incentive Stock Option and Stock Unit Grant Plan.

10.8	*
Employment Agreement made on August 29, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of January 1, 2004 and December 30, 2005.

10.9	*
Employment Agreement made on August 31, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendment dated as of December 30, 2005.

10.11	*	Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch.

10.12	*	Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota.

10.14	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of December 30, 2005 and December 30, 2006.

10.15	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendments dated as of December 30, 2005 and December 30, 2006.

10.16	*	Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendments dated as of December 30, 2005 and December 30, 2006.

10.17	*	Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendment dated as of December 30, 2005.

10.18	*	Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas Jendras, including amendment dated as of December 30, 2005.

10.19	*	Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta.

10.20	*	Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras.

10.21	*	Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.22	*	Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006.

10.23	*	Stock Unit Agreement dated as of December 19, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.24	*	Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta.

10.25	*	Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas Jendras.

10.26	*	Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006.

10.27	*	Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006.

10.28	*	Employment Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and August 27, 2007.

10.29	*	Stock Option Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay.

10.30	*	Stock Unit Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and December 30, 2006.

10.31	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and John Jacquay.

10.32	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Rajiv Datta.

10.33	*	Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Douglas Jendras.

10.35	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and William LaPerch.

10.36	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Robert Sokota.

10.38	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and John Jacquay.

10.39	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Rajiv Datta.

10.40	*	Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Douglas Jendras.

21.1		Subsidiaries.

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment required for certain portions of this exhibit.