Form 10-K
period 2007-12-31
ABOVENET INC
filed 2008-09-30
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 was approximately $427.8 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2008, was 10,974,760.

DOCUMENTS INCORPORATED BY REFERENCE: NOT APPLICABLE

Table of Contents
ABOVENET, INC.

For The Year Ended December 31, 2007

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2007. The information included in this Annual Report on Form 10-K is as of the applicable date or period described. Where no date or period is specified, the information speaks as of the date of this filing. Although we are required by the rules of the Securities and Exchange Commission to include selected financial information in Item 6 below for the period from January 1 to September 7, 2003, we are unable to do so because of a lack of historical records. As discussed further in this report, we emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 8, 2003.

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

Metro networks. We are a facilities-based provider that operates fiber-optic networks in 14 major markets in the U.S. and one in the U.K. (London). We refer to these networks as our metro networks. These metro networks have significant reach and breadth. They consist of approximately 1.8 million fiber miles across approximately 4,500 cable route miles in the U.S. and in London. In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles across approximately 230 cable route miles.

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

In April 2002, MFN announced that it would need to restate its financial statements for the first three quarters of 2001. At the same time, MFN suspended the filing of annual and quarterly reports with the Securities and Exchange Commission (the “SEC”). Following such announcement, in June 2002, the SEC initiated a formal investigation of MFN. On December 15, 2006, we received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against us alleging that we had violated various provisions of the federal securities laws. In response to the Wells notice, we made a written submission to the SEC staff setting forth reasons why a civil injunctive action should not be authorized by the SEC. On March 19, 2007, we received a notice from the SEC staff stating that the investigation of MFN had been terminated and that no enforcement action against us had been recommended to the SEC. Such notice was provided to us under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the SEC.” While there have been no further actions to date, we cannot assure you that there will not be any further action on this or other matters by the SEC.

In July 2006, we determined that as a result of a lack of certain accounting records, we did not expect to be able to produce or have management provide the required certifications for the financial statements for the year ended December 31, 2002 and the period from January 1, 2003 to September 7, 2003 (the last day prior to our emergence from bankruptcy) that could be prepared in accordance with generally accepted accounting principles or audited in accordance with generally accepted auditing standards as promulgated by the Public Company Accounting Oversight Board. We had previously reported that as a result of a lack of certain accounting records necessary for the preparation of the 2001 consolidated financial statements, we could not complete our financial statements for the year ended December 31, 2001. We made these determinations only after spending considerable time and resources attempting to produce financial statements for these periods. As a result, we focused our resources on completing the consolidated financial statements for the period from September 8, 2003 through December 31, 2003, and for each of the years ended December 31, 2004, 2005, 2006 and 2007.

In August 2006, following our dismissal of KPMG LLP, BDO Seidman, LLP (“BDO Seidman”) was engaged as our independent registered public accountants to audit our financial statements as of September 8, 2003 and for the period from September 8, 2003 to December 31, 2003, and as of and for each of the years ended December 31, 2006, 2005 and 2004. BDO Seidman delivered its audit report on our financial statements as of December 31, 2003, 2004 and 2005, and for the period from September 8, 2003 to December 31, 2003 and for the years ended December 31, 2004 and 2005 (collectively, the “Audited Historical Financial Statements”) in August 2007. On February 29, 2008, BDO Seidman delivered its audit report on our financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, which was included in our Annual Report on Form 10-K, for the year ended December 31, 2006, filed May 13, 2008.

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

Our network has access to over 3,000 buildings in the U.S. and London. The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market. Within our 15 metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 4,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

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

• Modern Fiber – We have deployed modern, high-quality optical fiber that can be used for a wide range of network applications. Standard single mode fiber is typically included on most cables while longer routes also contain non-zero dispersion shifted fiber (NZDSF) that is optimized for longer distance applications operating in the 1550 nm range. Our network is well positioned to support the more stringent requirements of transport at rates faster than 10 Gbps.

• High Performance Architecture – We are able to design customer networks with a minimum number of POP locations and direct, optimum routing between key areas which enables us to deliver our services at a high level of performance. Because most of our metro lit services are delivered over dedicated fibers not shared with other customers, each customer’s private network can be optimized for its specific application. Further, by using dedicated fiber, we can deliver our services without the need to transition between various shared or legacy networks. As a result, our customers experience enhanced performance in terms of parameters such as latency and jitter, which can be caused by equipment interface transitions. The use of dedicated fibers for customers also permits us to address future technology changes that may take place on a customer specific basis.

• Extensive Reach – Our 15 active metro markets typically have significant footprints and cover a wide geography. For example, the New York market includes a significant Manhattan presence and extends from Stamford, CT in the north through Delaware in the south, covering a large part of New Jersey. Similarly, the San Francisco market extends through to San Jose and the Dallas network incorporates the Fort Worth area.

On-Net Buildings

Our metro networks extend to a large number of buildings. In addition to the large scale of our core network, we have over 1,800 lateral cables in the U.S. that connect key locations in our metro networks covering over 750 route miles and over 100,000 fiber miles.

• Enterprise Buildings - Our network extends to over 1,000 enterprise locations, many of which house some of the biggest corporate users of network services in the world. These locations also include many private data centers and hub locations that are mission critical for our customers.

• Network POPs - We operate over 120 network POPs with functionality ranging from simple, passive cross-connect locations to sites that offer interconnectivity to other service providers and co-location facilities for customer equipment, including over 20 Type 1 POPs. These POPs are typically larger presences located in major carrier hotels complete with network co-location and interconnectivity services.

• Central Offices, Carrier Hotels & Data Centers - Our network connects to over 200 central offices in the markets that we serve. The network also has a presence in most significant carrier hotels and data centers within our active markets.

• Additional Buildings - In addition to the over 1,400 on-net buildings that we connect to with our own fiber laterals, we have access to over 1,000 additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

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

In the past several years, we have made an effort to extend our metro transport services capabilities beyond customers with very high bandwidth requirements by offering a number of WDM and ethernet offerings aimed to serve more modest initial bandwidth/circuit requirements. These offerings include Basic and Enhanced Wave services, which are based on a dedicated, private fiber infrastructure from end-to-end and provide lower cost and lower capacity solutions to customers. We also offered a range of Metro Ethernet services including private Metro Ethernet (which utilizes customer dedicated equipment and fiber), dedicated Metro Ethernet (which utilizes shared equipment and dedicated fiber, but provides guaranteed capacity) and standard Metro Ethernet (which utilizes shared equipment and dedicated fiber on a shared capacity basis).

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

Long Haul Services

Our long haul services provide inter-city connectivity between our 15 metro markets and provides for connectivity at a variety of speeds ranging from 1 Gbps to 10 Gbps. We have deployed a next generation ultra long haul network that takes advantage of significant capacity and distance improvements available in next generation networks. As a result, our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective. Moreover, having fewer regeneration sites and equipment interfaces results in an improved speed and service for our customers.

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

Sales and Marketing

Our sales force is based across most of our 14 U.S. metro markets and London. Our U.S. sales force is comprised of approximately 50 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process. Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements. This represents a change from our focus on wholesale sales to carrier customers in previous years. Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Below is our revenue based on the location of our entity providing the service. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2007	2006	2005
Revenue
United States	$227.8	$217.6	$204.1
United Kingdom	29.4	20.3	16.4
Other	—	0.5	0.7
Eliminations	(3.6)	(1.7)	(1.5)
Consolidated Worldwide	$253.6	$236.7	$219.7

	December 31,
	2007	2006
Long-lived assets
United States	$317.3	$272.0
United Kingdom	30.3	27.0
Other	0.1	0.2
Consolidated Worldwide	$347.7	$299.2

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results,” and Note 15, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Personnel

Our workforce levels have been relatively constant over the last three years with an increase to our optical solutions staff, offsetting the reductions related to business lines we have sold or eliminated. As of December 31, 2007, we had a total of 549 employees, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan. As of December 31, 2006, we had a total of 502 employees, 441 of which were employed in the U.S., 59 in the U.K., one in the Netherlands and one in Japan. As of December 31, 2005, we had a total of 519 employees, 454 of which were employed in the U.S., 63 in the U.K., one in the Netherlands and one in Japan. We consider our relations with our workforce to be good. None of our employees is represented by a union.

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

In October 2006, we sold our data centers located at facilities in New York City and Northern Virginia to a wholly-owned subsidiary of Digital Realty Trust, Inc. In November 2006, we sold our two remaining data centers in San Jose and London, to DataPipe, Inc. and BIS Limited, respectively. While each of Digital Realty, DataPipe and BIS took over the provision of co-location services at their respective acquired facilities, including space, power, cabinets, and cross-connects, we continue to offer and provide customers in these facilities with metro transport, long haul and IP services.

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

Discontinued Operations

Upon our emergence from bankruptcy in September 2003, we decided to sell or dispose of certain European entities. In addition, as described above, AboveNet (UK) was sold on November 15, 2006. The assets and liabilities of these entities, and their operating results and cash flows were reported as discontinued operations as of and for the years ended December 31, 2006 and 2005. See Note 7, “Discontinued Operations and Dispositions,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Telecommunication services. For most of our telecommunications services offerings, we are not required to provide such services on a common carrier basis (i.e., the provision of services to all customers on uniform terms and conditions). Our revenue from transmission services, whether or not provided as a common carrier, are subject to FCC Universal Service Fund assessments to the extent that these services are purchased by end users (i.e., not by wholesale providers or resellers). Being regulated as a "telecommunications carrier" gives us certain legal benefits. In particular, state and local governments have the obligation to manage access to the public rights-of-way in a competitively neutral nondiscriminatory manner to telecommunications carriers. In addition, we are entitled to access existing telecommunications infrastructure by interconnecting our fiber-optic networks with the ILECs’ central offices and other facilities. Under the 1996 Communications Act, ILECs must, among other things: (1) allow interconnection at any technically feasible point and provide service equal in quality to that provided to others, and (2) provide access to their poles, ducts, conduits and other rights-of-way.

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

Some states may also impose a state universal service fund assessment on intrastate telecommunications services to fund state universal service projects. The rate of assessment varies by state. To the extent the state assessment applies to our dark fiber revenue and transmission services, we are required to pay into the state funds.

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

Our subsidiary, ACUK, is entitled to provide electronic communications networks and services throughout the U.K. and is therefore liable for property taxation (“Business Rates”) on the amount of fiber in use and in our control during each fiscal year. These Business Rates are levied on companies by the “Ratings Authority,” a U.K. Government Department.

Glossary of Terms

Cable route miles – the length of fiber cable installed in a network. This does not necessarily correspond to geographical footprint. For example, if two cables are installed in along the same path, the length of both cables would count in assessing “cable route miles.”

Carrier hotel (or Telehouse)– a facility containing many telecommunications service providers that are widely interconnected. The facility is generally industrial in nature with high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.

Central Office– a facility used to house telecommunications equipment (e.g. switching equipment) that is used to make connections between the local loops (local distribution network) in the vicinity of the facility to regional or long distance telecommunications facilities. Central Offices are typically operated by the ILEC.

CLEC– this is an acronym for “competitive local exchange carrier,” a carrier providing telecommunications services in competition with the ILEC.

Co-location– the placement of equipment in a telecommunications POP, data center or central office.

Data Center – a facility used to house computer systems and associated components. It generally includes environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

Dark Fiber– fiber that has not yet been connected to telecommunications transmission equipment and therefore not yet activated or “lit” for the transmission of voice, data or video traffic.

DWDM– in fiber-optic communications, wavelength-division multiplexing (WDM) is a technology that combines (multiplexes) multiple optical signals onto a single optical fiber by using different wavelengths (colors) of laser light to carry the different signals. DWDM is an acronym for Dense Wavelength-Division Multiplexing. The term “dense” refers to the number of channels being multiplexed - a DWDM system typically has the capability to multiplex greater than 16 wavelengths.

Edge network – the routers, switches and facilities that provide entry points into and exit points out from a service provider’s core network (also referred to as its backbone).

Ethernet– the standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in the metro and long haul networks as well. Ethernet is defined by the IEEE in the 802.3 standard.

Facilities-based provider– a provider that predominately utilizes its own facilities and transmission and termination equipment (whether owned or leased) in the provision of telecommunications services rather than the facilities of other telecommunications services providers.

Fiber miles – the route miles of a network multiplied by the number of fibers within each cable on the network. For example, if a 10 mile network segment with one cable of 432 count fiber is installed, it would represent 10x1x432 or 4,320 fiber miles.

Gbps– gigabits per second, a measure of telecommunications transmission speed. One gigabit equals 1 billion bits of information.

IEEE – The Institute of Electrical and Electronics Engineers or IEEE (pronounced as eye-triple-e) is an international non-profit, professional organization for the advancement of technology related to electricity. It has the most members of any technical professional organization in the world, with more than 360,000 members in approximately 175 countries and sets numerous standards in the telecommunications industry.

ILEC– incumbent local exchange carrier, typically one of the historic regional Bell operating companies.

IP– Internet protocol, the transmission protocol used in the transmission of data over the Internet.

JUS– this is an acronym for the Japan-US Cable Network, a trans-Pacific undersea telecommunications cable system running between U.S. and Japan.

Lateral –an extension from the main or core portion of a network to a customer’s premises or other connection point.

Mbps– megabits per second, a measure of telecommunications transmission speed. One megabit equals 1 million bits of information.

MPLS– this is an acronym for MultiProtocol Label Switching, which is a standards-based technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given source/destination pair, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address for the next node to which the packet is to be sent.

Multiplexing – an electronic or optical process that combines a large number of lower speed transmissions into one higher speed data stream. Multiplexing can be accomplished via either time-division (TDM) or wavelength-division (WDM) methods.

Nm (nanometer)– the unit measure used to quantify wavelength. The term “nm range” is used to quantify a portion of the optical spectrum in which a particular optical transmission system operates.

NZDSF– this is an acronym for non-zero dispersion shifted fiber, a fiber type optimized for long distance transmission in the 1550 nm range.

Packet– a packet is a formatted block of information carried by a communications network. Traditional point-to-point communications networks simply transmit data as a series of bytes, characters or bits alone.

OC– this is an acronym for optical carrier level, a measure of the transmission rate of optical telecommunications traffic. For example: OC-1 = 51.85 Mbps.

Optical – relating to the transmission of telecommunications traffic through the use of light through fiber.

Peering– the interconnection between Internet service providers pursuant to which they exchange traffic from their respective customers.

Peering exchange –a facility at which multiple Internet service providers peer or exchange customer traffic to reach other parts of the Internet.

POP– this is an acronym for point-of-presence, a facility at which certain telecommunications services, ranging from co-location to transmission to fiber termination, occur.

SONET– this is an acronym for Synchronous Optical Network, an electronics and network architecture for variable bandwidth products that enable transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides the ability for automatic restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.

TAT-14– this is an acronym for a trans-Atlantic undersea telecommunications cable system running between U.S. and a number of points in Europe.

Telehouse (or Carrier hotel) – a facility containing many telecommunications service providers that are widely interconnected. The facility is generally industrial in nature with high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.

Tier 1– a network generally operated by an Internet service provider that connects to the entire Internet solely via peering connections.

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

TDM – this is an acronym for time division multiplexing, an electronic process that combines a large number of lower speed data streams into one high speed transmission through the use of fixed time slots within the high-speed stream.

Transport service– a telecommunication service moving data from one place to another.

UNE– this is an acronym for unbundled network element, which is a regulatory term used to describe a segment of an ILEC telecommunications network that must be offered on a stand-alone basis, and is used in the provision of telecommunications services.

VPN – this is an acronym for virtual private network, a private communications network used by companies or organizations to communicate confidentially over a shared (not a dedicated) network. VPN traffic can be carried over a shared networking infrastructure on top of standard protocols, or over a service provider's private network.

WAN – this is an acronym for wide area network, or a network crossing a large geographical area.

Wavelength– a channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Available Information

Since emerging from bankruptcy, in addition to this Annual Report on Form 10-K for the year ended December 31, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006, we have filed certain Current Reports on Form 8-K with the SEC. These reports are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Additionally, this information is available at the SEC’s website (http://www.sec.gov). All of our SEC filings are available, free of charge, by going to our website at http://www.above.net at the About / Investors tabs.

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

We have not made any timely periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for any period since prior to our filing for bankruptcy in May 2002. The filing of this Annual Report on Form 10-K or future periodic filings will not cure these past violations. Because of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC. We do not anticipate being able to list our common stock on any national exchange until, at a minimum, we have become current with our periodic SEC filings. However, even if we become current with our SEC filings, we cannot provide any assurances that we will be able to meet other applicable listing standards or that if listed, a public trading market will develop in our securities.

This Annual Report on Form 10-K is not compliant with our reporting obligations.

The Annual Report on Form 10-K requires five years of selected financial data, which for 2007 would include selected financial information for the full year of 2003. Because of a lack of historical records, we have not provided selected financial information for the period from January 1 to September 7, 2003. Due to our failure to provide the selected financial information for these periods, this Annual Report on Form 10-K does not comply with the requirements of the SEC rules.

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

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which are referred to as termination revenue. Additionally, we have received settlements of our claims in various customer bankruptcy cases, which is also included in termination revenue. Termination revenue amounted to $8.5 million, $8.3 million and $12.1 million in 2007, 2006 and 2005, respectively. This revenue is not predictable and may not be sustainable.

In prior years, we incurred significant net losses and we cannot assure you that we will generate net income or that we will sustain positive operating cash flow in the future.

We have incurred net losses since our inception other than in 2006 and 2007. In 2006, we generated net income, principally from the sale of our remaining data centers and in 2007, we generated operating income and net income. The net income reported for 2007 includes the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries.

In order for us to continue to generate positive operating cash flow and net income, we will need to continue to obtain new customers, increase our revenue from our existing customers and manage our costs effectively. In the event we are unable to do so, or if we lose customers, we may not be able to continue to generate operating cash flow or net income in the future.

We have significant exposure to the financial services industry.

We have a large number of customers in the financial services industry. Financial services companies, including some of our customers, have recently reported significant losses caused by the write down and re-evaluation of some of their investments and portfolio positions, which has created significant liquidity problems within the financial services industry. These problems may affect our customers’ ability to pay for our services and to place orders for new services. In addition, our operating results may also be adversely affected if our customers file for bankruptcy or are acquired by institutions or entities that are not interested in purchasing services from us.

We have incurred secured indebtedness

On February 29, 2008, we closed a $60 million senior secured credit facility with two unaffiliated third party lenders, which is comprised of a revolving working capital line and two term loans (collectively, the “Credit Facility”). The Credit Facility is secured by substantially all of our assets. On September 26, 2008, we executed a joinder agreement to the Credit Facility that adds an additional lender and increases the amount of the Credit Facility to $90 million effective October 1, 2008, subject to the terms of the joinder agreement, including the payment of a $0.45 million fee at closing and a $0.1 million advisory fee. The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 16, “Subsequent Events - Bank Financing,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts borrowed under this facility bear interest at short-term LIBOR or at the administrative agent’s base rate at our discretion, plus the applicable margins, as defined. Effective August 4, 2008, we entered into a three year swap arrangement, fixing our interest on the $24 million outstanding under the Credit Facility at 3.65%, plus the applicable margin of 3.25%. This Credit Facility imposes restrictions on our operations, including the requirement that we maintain a cash balance of $20 million during the term of this facility. Further, if we are unable to meet any of the reporting or financial covenants under this facility, the lenders may demand that we repay the full amount borrowed under this facility or may limit our access to any available amounts.

If our operations do not produce sufficient cash flow to fund our operating expenses and capital requirements, we may be required to raise additional capital through a debt or equity financing.

Until we can generate positive free cash flow, we will continue to rely on our existing cash, cash from operating activities and funds available under our Credit Facility to meet our cash needs. Our future capital requirements may increase if we acquire or invest in additional businesses, assets, services or technologies, which may require us to issue additional equity or debt. We may also face unforeseen capital requirements for new technology that we require to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities and for other unanticipated expenses associated with running our business. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to us. If we issue equity securities to raise additional funds, our existing stockholders may be diluted. Additionally, our Credit Facility imposes limitations on the amount of additional indebtedness we may incur.

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

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. Pursuant to our assessment of internal control over financial reporting as of December 31, 2007, we have identified the material weaknesses described in Item 9A, “Controls and Procedures.” These weaknesses mean that there is more than a remote likelihood that we will not prevent or detect a material misstatement in our financial statements. Although we are developing and have already begun implementing plans to remediate these weaknesses and have undertaken additional procedures to produce our financial statements, we cannot assure you that we will be successful in this regard. Further, as a result of these material weaknesses, our management has concluded that we do not have effective internal control over financial reporting and that our disclosure controls and procedures were not effective. We remain delinquent in our financial reporting to the SEC. In the event that we are unable to develop and maintain appropriate systems and controls, it could materially adversely affect our business, financial condition and results of operations. We believe, however, that the financial statements included in Item 8 of this Form 10-K fairly present, in all material respects, our financial condition and results of operations for the periods presented.

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

We rely on third party service providers for important parts of our business, including most of the fibers on which our long haul network operates and significant portions of the conduits into which our fiber optic cables are installed in our metro networks. If these third party providers fail to perform the services required under the terms of our contracts with them or fail to renew agreements on reasonable terms and conditions, it could materially and adversely affect the performance of our services and we may experience difficulties locating alternative service providers on favorable terms, if at all.

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

Customer agreements contain service level and delivery obligations that could subject us to liability or the loss of revenue.

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

Because we have been unable to produce auditable financial statements on a timely basis, we delayed the filing of federal and state income tax returns for 2003 to 2006. While we have made progress in filing past returns, we are still beyond the filing deadlines, including all applicable extensions, for a number of federal and state returns. In January 2008, we filed our federal and state income tax returns for the years ended December 31, 2003 through December 31, 2005. We are still subject to tax audits in these jurisdictions. While we believe that we will not owe any material amount of income taxes in these jurisdictions due to the significant losses incurred by us, we could be subject to various fines or penalties as a result of our non-timely filings.

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

In the past, we have had franchises and rights-of-way expire prior to executing a renewal and in the interim until such renewal was executed, operated without an agreement. We expect that this will continue to occur in the future. These expirations have not caused any material adverse effect on our operations in the past, and we do not expect that they will in the future. However, to the extent that a municipality or other right-of-way holder attempts to terminate our related operations upon the expiration of a franchise or right-of-way agreement, it could materially adversely effect our business, financial condition and results of operations.

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

As of August 31, 2008, two stockholders affiliated with certain of our directors beneficially owned in the aggregate approximately 33.19% of our outstanding common stock and our executive officers and directors, as a group, beneficially owned approximately 3.19% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

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

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices. We lease properties to locate the POPs necessary to operate our networks. Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2010. Office and POP space is leased in the markets where we maintain our network and generally ranges from 1,000 to 33,000 square feet under agreements that expire over the next 16 years (as of December 31, 2007), with the majority of leases expiring over the next five years.

Our existing properties are in good condition and are suitable for the conduct of our business.

We do not own any real property. As of December 31, 2007, we conducted our business in the U.S. through 115 operating leases totaling approximately 579,000 rentable square feet.

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

We are a party to a fiber lease agreement with SBC Telecom, Inc. (“SBC”), a subsidiary of AT&T, entered into in May 2000. We believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile). SBC disagreed with such interpretation of the agreement and in 2003, the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”). In November 2003, the Bankruptcy Court agreed with our interpretation of the agreement, which decision SBC has not appealed. Subsequently, SBC also alleged that we were in breach of our obligations under such agreement and that therefore we were unable to assume the agreement upon our emergence from bankruptcy. We disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, we appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied our appeal. In March 2007, we filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that we were in default of the agreement with SBC. During the term of the contract, SBC has paid us at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement. However, for financial statement purposes, we recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC.

In July 2008, we and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010. Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate being paid by SBC for such services. Further, SBC will have a fixed minimum payment commitment, which declines over the contract term. SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment. The payment commitment may be satisfied by the existing services or SBC may order new services. Additionally, the May 2000 fiber lease agreement was terminated and we and SBC released each other from any claims related to that agreement. The difference between the amount paid by SBC and the amount recognized by us as revenue, which aggregated $3.5 million at July 10, 2008 ($3.2 million at December 31, 2007), will be recorded as settlement revenue in the third quarter of 2008.

Our U.K. operating subsidiary, ACUK, is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”). A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, we were also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court. Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery. We also had certain repair and maintenance obligations that we must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, we paid $3.0 million in damages pursuant to the ruling in the liability trial. Additionally, we reimbursed GVN $1.8 million for legal fees and incurred our own legal fees of $2.4 million. Further, we have incurred or are obligated for costs totaling $2.7 million to build additional network. In early August 2008, we reached a settlement agreement under which we paid GVN $0.6 million and agreed to provide additional construction of duct at an estimated cost of $1.2 million and provide GVN limited additional access to ACUK’s network. GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and the chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 million at December 31, 2007, of which $0.8 million was paid in 2007 and $10.9 million is included in accrued expenses on the consolidated balance sheet at December 31, 2007.

In May 2008, Telekenex, Inc. (“Telekenex”), a customer, filed a complaint against us in the San Francisco County Superior Court alleging that we failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and us. Telekenex asserts in the complaint that it is entitled to such fiber optic capacity and unspecified damages. On September 29, 2008, we signed a settlement agreement with Telekenex pursuant to which we agreed to pay $0.35 million and provide Telekenex additional fiber access in order to resolve the dispute. Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex is required to dismiss the complaint.

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

The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the over-the-counter market as reported to NASDAQ for each quarter of 2007 and 2006.

	High	Low
Year ended December 31, 2007
First Quarter Ended March 31, 2007	$60.00	$41.00
Second Quarter Ended June 30, 2007	$65.00	$55.00
Third Quarter Ended September 30, 2007	$100.00	$61.00
Fourth Quarter Ended December 31, 2007	$91.00	$55.00

Year ended December 31, 2006
First Quarter Ended March 31, 2006	$41.00	$28.35
Second Quarter Ended June 30, 2006	$50.00	$35.00
Third Quarter Ended September 30, 2006	$54.00	$45.50
Fourth Quarter Ended December 31, 2006	$64.00	$40.00

There were 1,018 stockholders of record of AboveNet’s common stock as of August 31, 2008.

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

Description of AboveNet’s Equity Securities

 Pursuant to our Plan of Reorganization, upon our emergence from bankruptcy, we issued 8,750,000 shares of common stock to our pre-petition creditors and the right to purchase 1,699,210 shares of common stock at a price of $29.9543 per share, under a rights offering, of which the rights to purchase 1,668,992 shares of common stock have been exercised. In connection with the conclusion of our bankruptcy case in July 2008, 862 shares were determined to be unclaimed and were cancelled. In addition, 1,064,956 shares of common stock were reserved for issuance under our 2003 Stock Incentive Stock Option and Stock Unit Grant Plan, also referred to herein as our 2003 Stock Incentive Plan, Equity Incentive Plan or Equity Compensation Plan, 709,459 shares of common stock were reserved for issuance upon the exercise of the five year warrants, exercisable at a price of $20.00 per share, of which warrants to purchase 33,119 shares of common stock had been exercised as of December 31, 2007. 834,658 shares of common stock were reserved for issuance upon the exercise of the seven year warrants, exercisable at a price of $24.00 per share, of which warrants to purchase 29,097 shares of common stock had been exercised as of December 31, 2007.

In July 2008, our bankruptcy case was concluded upon the settlement of all remaining claims. In connection with the conclusion of the case, 862 common shares (as described above), five year warrants to purchase 10 shares of common stock and seven year warrants to purchase 12 shares of common stock went unclaimed. Accordingly, these warrants were cancelled and common shares issued and outstanding will be reduced on our balance sheet by 862 shares.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), as described in Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, we were required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, would be paid in cash. The expiration date for the five year warrants was September 8, 2008. Accordingly, five year warrants to purchase 158,874 shares of common stock were deemed exercised pursuant to Net Exercise, of which 106,456 shares were issued to the warrant holders, 52,418 shares were returned to treasury and $4,295 was paid to recipients for fractional shares. In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from the warrant holder.

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

Table of Securities Authorized for Issuance under Equity Compensation Plan

 The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2007.

Plan category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units (2)	Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column) (3)
Equity compensation plan approved by security holders	—	$—	—
Equity compensation plan not approved by security holders	701,822	27.48	11,293
Total	701,822	$27.48	11,293

(1)	Excludes shares available under the 2008 Equity Incentive Plan, described below.

(2)
Includes 229,875 shares of common stock underlying restricted stock units. The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(3)	Excludes warrants granted to creditors as part of settled bankruptcy claims, as follows:

	Weighted Average Exercise Price	Total Warrants Originally Issued	Warrants Exercised as of December 31, 2007	Unexercised Warrants Outstanding at December 31, 2007
Five year stock purchase warrants	$20.00	709,459	33,119	676,340
Seven year stock purchase warrants	$24.00	834,658	29,097	805,561

The above table does not take into consideration five year warrants to purchase 10 shares of common stock and seven year warrants to purchase 12 shares of common stock that were unclaimed and were cancelled at the conclusion of our bankruptcy case and five year warrants to purchase 25 shares of common stock that were cancelled in accordance with instructions from the warrant holder.

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors. Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan. Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis. 750,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms. The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan. See “Adoption of 2008 Equity Incentive Plan,” included in Item 11, “Executive Compensation.”

Share Repurchases

In December, 2007, we delivered 310,719 shares of common stock to certain employees (including the named executive officers) and former employees, which represented shares underlying all vested restricted stock units at such date, of which 303,369 shares were delivered on December 28, 2007. We purchased an aggregate 129,816 shares back from the employees at $75.00 per share, the closing market price of our common stock on such date, in order to provide them with funds sufficient to satisfy minimum tax withholding obligations and provide the employees sufficient funds to meet our estimates (at their highest marginal tax rates) of their residual income tax obligations. The aggregate value of the shares purchased by us of $9.7 million was charged to treasury stock. We decided to purchase these shares because the delivery of the shares underlying the stock units triggered significant tax obligations for these individuals. Below is a summary of these repurchases.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
December 1 to 31, 2007 (*)	129,816	$75.00	0	0
___________________

(*) There were no other stock repurchases during Fiscal 2007.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the Russell 2000 Index, for the period from December 3, 2003 through December 31, 2007. We filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in May 2002 and emerged from bankruptcy on September 8, 2003. Shares that were issued pursuant to the Plan of Reorganization first traded on December 3, 2003 at $35.00 per common share, which is the starting point for the graph below. Our stock has not been listed on any national exchange since our emergence from bankruptcy as we are not compliant with the periodic filing requirements of the Exchange Act. However, our shares of common stock are traded on the over-the-counter market (pink sheets). The stock price performance shown on the graph is not necessarily indicative of future price performance. The comparisons in the chart below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

	12/03/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
AboveNet, Inc.	$100	$107	$91	$81	$171	$223
NASDAQ (U.S.)	100	102	111	113	123	135
Russell 2000 Index	100	102	120	123	144	141

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and for the period from September 8, 2003 (fresh start date) to December 31, 2003. We have not included information for the period from January 1, 2003 to September 7, 2003, which period preceded our emergence from bankruptcy, because we lack certain records necessary to include the proper information. The historical financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

Upon emergence from bankruptcy on September 8, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with SOP 90-7, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities. We engaged an independent appraiser to assist in the allocation of the reorganization value, and in determining the fair market value of our property and equipment and overall enterprise value. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization,” and Note 2, “Basis of Presentation and Significant Accounting Policies - Fresh Start Accounting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a complete description of the fresh start accounting impacts on our Effective Date balance sheet.

(In millions, except share and per share information)

	Years Ended December 31,				Period from September 8, 2003 to December 31,
	2007	2006	2005	2004	2003
Statements of Operations data:
Revenue	$253.6	$236.7	$219.7	$189.3	$59.6
Costs of revenue (including provision for equipment impairment of $2.2 for the year ended December 31, 2007)	110.3	121.9	119.2	112.2	36.9
Selling, general and administrative expenses	80.9	71.1	69.6	71.7	32.6
Depreciation and amortization	47.5	47.2	43.1	40.8	13.0
Loss on litigation	11.7	—	—	—	—
Operating income (loss)	3.2	(3.5)	(12.2)	(35.4)	(22.9)
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	10.3	—	—	—	—
Interest income	3.3	2.4	1.3	1.1	0.5
Interest expense	(2.3)	(5.8)	(5.9)	(11.1)	(4.9)
Other income, net	3.8	2.1	10.9	9.2	1.4
Gain (loss) on sales of data centers	—	48.2	(1.3)	—	—
Income (loss) from continuing operations before income taxes	18.3	43.4	(7.2)	(36.2)	(25.9)
Provision for income taxes	4.5	—	0.4	0.5	0.3
Income (loss) from continuing operations	13.8	43.4	(7.6)	(36.7)	(26.2)
Income (loss) from discontinued operations, net of taxes	—	3.0	(0.8)	(1.1)	(0.3)
Net income (loss)	$13.8	$46.4	$(8.4)	$(37.8)	$(26.5)
Income (loss) per share, basic:
Income (loss) per share from continuing operations	$1.28	$4.07	$(0.72)	$(3.48)	$(2.49)
Income (loss) per share from discontinued operations	—	.28	(0.07)	(0.10)	(0.03)
Income (loss) per share, basic	$1.28	$4.35	$(0.79)	$(3.58)	$(2.52)
Shares used in computing basic income (loss) per share	10,751,921	10,669,365	10,596,244	10,550,249	10,499,961
Income (loss) per share, diluted:
Income (loss) per share from continuing operations	$1.13	$3.68	$(0.72)	$(3.48)	$(2.49)
Income (loss) per share from discontinued operations	—	.26	(0.07)	(0.10)	(0.03)
Income (loss) per share, diluted	$1.13	$3.94	$(0.79)	$(3.58)	$(2.52)
Shares used in computing diluted income (loss) per share	12,184,139	11,794,279	10,596,244	10,550,249	10,499,961

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet data:
Cash and cash equivalents	$45.8	$70.7	$45.9	$45.3	$105.1
Working capital (deficit)	(25.6)	17.4	(5.8)	(4.0)	70.8
Property and equipment, net	347.7	299.2	305.2	312.3	328.6
Total assets	432.3	407.7	385.0	400.2	499.0
Long-term debt (*)	1.6	1.5	1.6	1.8	71.9
Total shareholders’ equity	223.7	217.9	166.9	170.9	203.6

(*)
At December 31, 2007, 2006, 2005 and 2004, the balance represents the long-term obligation under a capital lease, which was included in other long-term liabilities on the respective consolidated balance sheets. At December 31, 2003, the balance represents the long-term obligation under a capital lease of $1.9 million, which was included in other long-term liabilities on the consolidated balance sheet, and notes payable of $70.0 million, which was stated separately on the consolidated balance sheet and which was satisfied in 2004.

	Years Ended December 31,				Period from September 8, 2003 to December 31,
	2007	2006	2005	2004	2003
Cash flow data:
Net cash provided by (used in) operating activities	$69.7	$51.3	$43.6	$25.8	$(8.1)
Net cash used in investing activities	(89.3)	(27.2)	(42.0)	(23.0)	(8.5)
Net cash (used in) provided by financing activities	(5.4)	(1.0)	(1.1)	(62.5)	41.8

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

The components of our operating income (loss) are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization. Below is a description of these components. We are reporting operating income for the year ended December 31, 2007 and operating losses for the years ended December 31, 2006 and 2005, as shown in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

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

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business. These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators. Some of the key financial indicators we use include cash flow, incremental contractual booking of new customer business, new customer installations and churn of existing business and capital committed and expended.

Some of the most important non-financial performance metrics measure headcount, traffic growth and installation intervals. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 549 as of December 31, 2007, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan.

2007 Highlights

Our consolidated revenue increased in 2007 by $16.9 million, or 7.1%, from $236.7 million in 2006 to $253.6 million in 2007, due principally to the growth of our domestic metro transport services, which increased by $22.3 million in 2007 compared to 2006. Additionally, in the U.S., our revenue from dark fiber services increased by $11.1 million in 2007 compared to 2006 and our domestic IP network services increased by $2.6 million in 2007 compared to 2006. Revenue from our foreign operations, primarily in the U.K., increased by $7.0 million in 2007 compared to 2006. These comparative increases were partially offset by the fact that our 2006 results included revenue of $24.5 million from our domestic data centers, which were sold in the fourth quarter of 2006.

During 2007, we generated net income of $13.8 million and as of December 31, 2007 we had $45.8 million of unrestricted cash, compared to $70.7 million of unrestricted cash at December 31, 2006, a decrease in liquidity of $24.9 million. This decrease was attributable primarily to cash used in investing activities (purchases of property and equipment of $90.8 million), and cash used in financing activities (primarily the purchase of $9.7 million common stock from employees and in certain cases, ex-employees, with respect to vested restricted stock units delivered to them), partially offset by cash generated from operating activities. See below in this Item 7 under, “Liquidity and Capital Resources,” for further discussion.

In 2007, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. Our unrestricted cash and cash equivalents balance declined in 2007 compared to 2006 due to our increased capital expenditures, consistent with our growth strategy, which were $90.8 million in 2007, compared to $71.7 million in 2006, and the $9.7 million cash used to repurchase common stock in connection with the delivery of shares underlying vested restricted stock units. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements (including the liability arising out of the GVN litigation) at least through the third quarter of 2009. See below in this Item 7 under, “Liquidity and Capital Resources,” for further information relating to the Credit Facility.

2008 Outlook

We expect our revenue to increase in 2008 compared to 2007. Because a large percentage of our costs are fixed and we expect our costs will grow at a slower rate than our revenue, we are anticipating improved operating results in 2008. 2008 will be favorably impacted by the non-cash settlement of our dispute with SBC of $3.5 million, partially offset by our write-off of our investment in a new information technology platform of $2.3 million. See Item 3, “Legal Proceedings,” and Note 13, “Litigation” and Note 16, “Subsequent Events - Litigation” and “Subsequent Events - Asset Abandonment,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, in 2008, our capital expenditures are expected to increase in line with our expected increase in new bookings.

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide. We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers. Under the terms of most contracts, the customer is required to pay a termination fee (which declines over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return.

Costs of revenue

Costs of revenue primarily include the following: (i) real estate expenses for all operational sites; (ii) costs incurred to operate our networks, such as licenses, right-of-way, permit fees and professional fees related to our networks; (iii) third party telecommunications, fiber and conduit expenses; (iv) repairs and maintenance costs incurred in connection with our networks; and (v) employee-related costs relating to the operation of our networks.

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits, stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than income taxes), including property taxes and trust fund-related taxes such as gross receipts taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

Misstatements

In connection with the audit of our financial statements as of and for the year ended December 31, 2006, we determined that certain errors primarily related to income taxes, depreciation, and certain accruals were included in the financial statements previously issued as of and for the years ended December 31, 2005 and 2004 and as of and for the period ended December 31, 2003 (including the fresh start balance sheet as of September 8, 2003). Had the adjustments been made in the applicable period, the effect of the adjustments would have been to increase net loss by $0.9 million, or $0.09 per basic and diluted share for the year ended December 31, 2005, increase net loss by $0.1 million, or $0.01 per basic and diluted share for the year ended December 31, 2004 and decrease net loss by $0.2 million, or $0.02 per basic and diluted share for the period ended December 31, 2003. Management does not believe, based upon its qualitative and quantitative analysis, that such errors are material or require a restatement of any of the previously issued financial statements. Accordingly, the corrections were reflected in the financial statements as of and for the year ended December 31, 2006 and resulted in a reduction to net income of $0.3 million, or $0.03 per basic and diluted share.

2006 Reclassification

On February 29, 2008, we filed a Current Report on Form 8-K, which, among other things, included a consolidated statement of operations for the year ended December 31, 2006. The consolidated statement of operations for the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K, and in the Annual Report on Form 10-K for the year ended December 31, 2006, reflects a change in the classification of certain expenses from the amounts recorded in the consolidated statement of operations included in the Current Report on Form 8-K dated February 29, 2008. The change resulted in costs of revenue decreasing by $9.3 million, from $131.2 million to $121.9 million and selling, general and administrative expenses increasing by $9.3 million, from $61.8 million to $71.1 million for the year ended December 31, 2006. This reclassification did not affect our operating loss, net income, earnings per share (basic and diluted), assets, liabilities or shareholders’ equity as of or for the year ended December 31, 2006.

Fresh Start Accounting

Our emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003. Although the Effective Date of the Plan of Reorganization was September 8, 2003, we accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date. There were no significant transactions during the period from August 31, 2003 to September 8, 2003. Fresh start accounting requires us to allocate the reorganization value of our assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). We developed a set of financial projections which were utilized by an expert to assist us in estimating the fair value of our assets and liabilities. The expert utilized various valuation methodologies, including, (1) a comparison of the Company and our projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to ours, and (3) a calculation of the enterprise value based upon the future cash flows based upon our projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of our assets and liabilities. The reorganization value was allocated to our assets and liabilities based upon their fair values. We engaged an independent appraiser to assist us in determining the fair market value of our property and equipment. The determination of fair values of assets and liabilities was subject to significant estimates and assumptions. The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital, and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2007, 2006 and 2005, we included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported in the same manner as the original service provided, and amounted to $8.5 million, $8.3 million, and $12.1 million in 2007, 2006 and 2005, respectively.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $8.6 million, $5.1 million and $4.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building (except certain storage huts which are 20 years)	37.5 years
Network infrastructure assets	20 years
Software and computer equipment	3 to 4 years
Transmission equipment	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $2.2 million, $8.9 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable amounting to $0.3 million, $1.6 million and $0.4 million, on an original cost basis, for the years ended December 31, 2007, 2006 and 2005, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 million recorded to recognize the loss in value of certain equipment held in inventory. There were no impairment amounts provided for the years ended December 31, 2006 or 2005.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning of electronics in leased facilities and the removal of leasehold improvements, and certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $6.1 million and $5.6 million at December 31, 2007 and 2006, respectively, of which $3.3 million and $3.1 million, respectively, were included in “Accrued expenses,” and $2.8 million and $2.5 million, respectively, were included in “Other long-term liabilities.” Accretion expense, which is included in “Interest expense,” amounted to $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss). Our foreign exchange transaction gains (losses) are generally included in “other income” in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position. We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the year ended December 31, 2007.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or the entire deferred tax asset will not be realized. Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on our net deferred tax asset balance.

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	4.61%	4.89%	3.99%
Expected life (years)	5.00	5.00	4.00
Weighted average fair value of options granted	$41.77	$31.16	$16.25

For a description of our stock-based compensation programs, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated Results (in millions):

	Years Ended December 31,
	2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$253.6	$236.7	$16.9	7.1%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $2.2 for the year ended December 31, 2007)	110.3	121.9	(11.6)	(9.5)%
Selling, general and administrative expenses	80.9	71.1	9.8	13.8%
Depreciation and amortization	47.5	47.2	0.3	0.6%
Loss on litigation	11.7	—	11.7	NM
Operating income (loss)	3.2	(3.5)	6.7	191.4%
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	10.3	—	10.3	NM
Interest income	3.3	2.4	0.9	37.5%
Interest expense	(2.3)	(5.8)	(3.5)	(60.3)%
Other income, net	3.8	2.1	1.7	81.0%
Gain on sales of data centers	—	48.2	(48.2)	NM
Income from continuing operations, before income taxes	18.3	43.4	(25.1)	(57.8)%
Provision for income taxes	4.5	—	4.5	NM
Income from continuing operations	13.8	43.4	(29.6)	(68.2)%
Income from discontinued operations, net of taxes	—	3.0	(3.0)	NM
Net income	$13.8	$46.4	$(32.6)	(70.3)%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue in 2007 was $253.6 million, compared to $236.7 million in 2006, an increase of $16.9 million, or 7.1%. Revenue from our U.S. operations increased by $9.9 million, or 4.5%, from $217.6 million in 2006 to $227.5 million in 2007. The principal reason for this increase was due to the continued growth in our fiber services and metro transport services. In 2007, U.S. revenue from fiber services increased by $11.1 million, or 9.2%, from $120.3 million in 2006 to $131.4 million in 2007 and revenue from metro transport services increased by $22.3 million, or 79.1%, from $28.2 million in 2006 to $50.5 million in 2007. These increases were offset by a decrease in data center revenue of $23.7 million, or 96.7%, from $24.5 million in 2006 to $0.8 million in 2007 due to the sale of our domestic data centers in the fourth quarter of 2006 (four in October 2006 and one in November 2006). Revenue from our foreign operations, primarily in the U.K., increased by $7.0 million, or 36.6%, from $19.1 million in 2006 to $26.1 million in 2007. The increase was primarily due to the change in currency translation rates in 2007 compared to 2006 and to our focus on the core businesses in the U.K.

Costs of revenue. Consolidated costs of revenue in 2007 was $110.3 million, compared to $121.9 million in 2006, a decrease of $11.6 million, or 9.5%. Consolidated costs of revenue as a percentage of revenue was 43.5% in 2007, compared to 51.5% in 2006, resulting in consolidated gross profit margin of 56.5% and 48.5% in 2007 and 2006, respectively. The costs of revenue for our U.S. operations was $101.9 million and $113.6 million in 2007 and 2006, respectively, a decrease of $11.7 million, or 10.3%. The decrease in the domestic costs of revenue in 2007 compared to 2006 was attributable principally to the sale of the domestic data centers, which resulted in a decrease in costs of revenue of $15.4 million in 2007 compared to 2006. Additionally, costs of revenue was reduced due to the amount of salaries capitalized; domestic capitalized labor increased from $4.0 million in 2006 to $7.9 million in 2007. These decreases in costs of revenue were partially offset by the provision for equipment impairment of $2.2 million, an increase of $2.8 million in our long haul fiber lease expense, an increase of $1.1 million in co-location operating expense and an increase of $1.0 million in third party network costs. The costs of revenue for our foreign operations was $8.4 million in 2007, compared to $8.3 million in 2006, an increase of $0.1 million, or 1.2%.

Selling, General and Administrative Expenses (“SG&A”). Consolidated SG&A in 2007 was $80.9 million, compared to $71.1 million in 2006, an increase of $9.8 million, or 13.8%. SG&A as a percentage of revenue was 31.9% in 2007, compared to 30.0% in 2006. In the U.S., SG&A was $69.3 million in 2007, compared to $63.4 million in 2006, an increase of $5.9 million, or 9.3%. SG&A for our U.S. operations in 2007 compared to 2006 increased primarily due to an increase in non-cash stock-based compensation expense (principally related to restricted stock units granted in 2007) from $3.4 million in 2006 to $8.0 million in 2007. Additionally, payroll and payroll-related expenses increased by $7.5 million from $25.7 million in 2006, to $33.2 million in 2007 due to increases in salaries and headcount. These increases were partially offset by a reduction in professional fees of $4.6 million and a reduction in transaction-based taxes of $1.4 million. SG&A for our foreign operations in 2007 was $11.6 million, compared to $7.7 million in 2006, an increase of $3.9 million, or 50.6%, which was due primarily to (i) an increase in payroll and payroll-related expenses of $3.1 million; (ii) an increase in occupancy costs of $1.0 million due to the lease of new office space in the UK in 2007; and (iii) an increase in other operating costs of $1.3 million. These increases were partially offset by decreases in (i) professional fees of $1.2 million, due to the decline in audit-related fees; and (ii) stock-based compensation expense of $0.3 million.

Depreciation and amortization.  Consolidated depreciation and amortization in 2007 was $47.5 million, compared to $47.2 million in 2006, an increase of $0.3 million, or 0.6%. Consolidated depreciation and amortization as a percentage of revenue was 18.7% in 2007, compared to 19.9% in 2006. Depreciation and amortization increased as a result of additions to property and equipment in 2007 and the full year effect of depreciation on property and equipment acquired throughout 2006. This increase was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during 2007 and 2006, primarily the data centers in late 2006 and property and equipment, which became fully depreciated during 2007.

Loss on litigation. In 2007, we recorded a loss on litigation of $11.7 million with respect to the GVN litigation. Of this amount, $0.8 million was paid during 2007 and $10.9 million was accrued at December 31, 2007. See Item 3, “Legal Proceedings” and Item 8, Financial Statements, Note 13 to the Consolidated Financial Statements, “Litigation.”

Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries. We recognized a non-cash gain on the reversal of foreign currency translation adjustments of $10.3 million, previously included in other comprehensive income on our statements of shareholders’ equity, in connection with the liquidation of Metromedia Fiber Network B.V., Metromedia Fiber Network Services Ltd. and SiteSmith Ltd., each of which was a wholly-owned subsidiary, in the fourth quarter of 2007.

Interest income. Interest income, substantially all of which was earned in the U.S., increased from $2.4 million in 2006 to $3.3 million in 2007. The increase of $0.9 million, or 37.5%, was primarily due to the additional funds that we had available for investment following the sales of our domestic data centers in the fourth quarter of 2006 and higher short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations. Interest expense decreased from $5.8 million in 2006 to $2.3 million in 2007. The decrease of $3.5 million, or 60.3%, was primarily due to a decrease in interest expense on fair market value rent liabilities from $3.9 million in 2006 to $0.6 million in 2007 due to the reduction of such balances, which was primarily due to the sale of our domestic data centers in the fourth quarter of 2006.

Other income, net.  Other income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was $3.8 million in 2007, compared to $2.1 million in 2006, an increase of $1.7 million. In the U.S., other income, net was $2.7 million in 2007, compared to a net loss of $1.4 million in 2006, an increase of $4.1 million. For our foreign operations, other income, net was $1.1 million in 2007, compared to $3.5 million in 2006, a decrease of $2.4 million. In 2007, consolidated other income, net was comprised primarily of gains arising from the reversal of certain tax liabilities of $2.2 million, gain on a legal settlement of $0.6 million and other gains of $0.4 million, offset by losses on dispositions of property and equipment of $0.5 million and a loss on the sale of certain investments of $0.4 million. In 2006, consolidated other income, net was comprised primarily of gains arising from the reversal of certain tax liabilities of $3.2 million, gain on foreign currency of $2.0 million and other gains of $1.5 million, offset by losses on disposition of property and equipment of $4.6 million.

Gain on sales of data centers. Gain on the sales of our domestic data centers of $48.2 million in 2006 represented the excess of the proceeds received on the sale totaling $43.1 million plus the reversal of the deferred fair value rent liability and the SFAS No. 13 liability associated with the related parties totaling $28.0 million and $6.0 million, respectively, over the carrying value of the related assets sold. There was no comparable sale in 2007.

Income from discontinued operations, net of taxes. The income from discontinued operations, net of taxes, for the year ended December 31, 2006 includes the loss from discontinued operations of $0.9 million and the gain on the sale of AboveNet (UK) London of $3.9 million. There were no discontinued operations in the year ended December 31, 2007.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Consolidated Results (in millions):

	Years Ended December 31,
	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$236.7	$219.7	$17.0	7.7%
Costs of revenue (excluding depreciation and amortization, shown separately below)	121.9	119.2	2.7	2.3%
Selling, general and administrative expenses	71.1	69.6	1.5	2.2%
Depreciation and amortization	47.2	43.1	4.1	9.5%
Operating loss	(3.5)	(12.2)	8.7	71.3%
Other income (expense):
Gain (loss) on sales of data centers	48.2	(1.3)	49.5	NM
Interest income	2.4	1.3	1.1	84.6%
Interest expense	(5.8)	(5.9)	(0.1)	(1.7)%
Other income, net	2.1	10.9	(8.8)	(80.7)%
Income (loss) from continuing operations, before income taxes	43.4	(7.2)	50.6	702.8%
Provision for income taxes	—	0.4	(0.4)	NM
Income (loss) from continuing operations	43.4	(7.6)	51.0	671.1%
Income (loss) from discontinued operations, net of taxes	3.0	(0.8)	3.8	475.0%
Net income (loss)	$46.4	$(8.4)	$54.8	652.4%

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

Costs of revenue. Consolidated costs of revenue in 2006 were $121.9 million, compared to $119.2 million in 2005, an increase of $2.7 million, or 2.3%. Consolidated costs of revenue as a percentage of revenue was 51.5% in 2006, compared to 54.3% in 2005, resulting in consolidated gross profit margin of 48.5% and 45.7% in 2006 and 2005, respectively. The cost of revenue for our U.S. operations was $113.6 million and $112.4 million in 2006 and 2005, respectively, an increase of $1.2 million, or 1.1%. The cost of revenue for our foreign operations was $8.3 million and $6.8 million in 2006 and 2005, respectively, an increase of $1.5 million, or 22.1%. The increase in costs of revenue represents increases in variable costs associated with our revenue streams and was not as substantial as the increase in revenue because a significant percentage of our costs of revenue are fixed and increased at a slower rate than revenue. Additionally, because we are spreading these costs over a larger revenue base, we had improved gross profit margins in 2006 compared to 2005.

Selling, General and Administrative Expenses (“SG&A”). Consolidated SG&A in 2006 was $71.1 million, compared to $69.6 million in 2005, an increase of $1.5 million, or 2.2%. SG&A as a percentage of revenue was 30.0% in 2006, compared to 31.7% in 2005. In the U.S., SG&A was $63.4 million in 2006, compared to $63.1 million in 2005, an increase of $0.3 million, or 0.5%. SG&A for our U.S. operations in 2006 compared to 2005 is primarily the result of an increase in audit fees and financial consulting fees of $2.4 million and $2.1 million, respectively, which were attributable to the extra costs incurred through our efforts to become timely in our financial reporting, and a net increase in other general and administrative expenses of $0.8 million. These increases were partially offset by the reduction in domestic transaction taxes of $5.0 million, attributable to billing certain of these taxes to customers that commenced in the first quarter of 2006. SG&A for our foreign operations was $7.7 million and $6.5 million in 2006 and 2005, respectively, an increase of $1.2 million, or 18.5%, which was due primarily to (i) an increase in payroll and payroll-related expenses of $1.2 million; (ii) an increase in professional fees of $1.3 million, $0.7 million of which related to the extra costs incurred through our efforts to become timely in our financial reporting and to become compliant with the requirements of the Sarbanes-Oxley Act of 2002. These increases were partially offset by a decrease in other operating costs of $1.2 million.

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

Income (loss) from discontinued operations, net of taxes. As discussed in Note 7, “Discontinued Operations and Dispositions,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we sold or liquidated six European subsidiaries during the years ended December 31, 2005 and 2004. The operating results of these entities, as well as the gain or loss on sale of disposition, were included in income (loss) from discontinued operations, net of taxes in the related statements of operations for all periods presented. Additionally, the operating results of AboveNet (UK), which was sold in November 2006, were included in the income (loss) from discontinued operations, net of taxes, in all periods presented.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2007 of $25.6 million, compared to working capital of $17.4 million at December 31, 2006. Cash and cash equivalent balances at December 31, 2007 were $45.8 million, compared to $70.7 million at December 31, 2006, a decrease of $24.9 million. The decrease in working capital at December 31, 2007 was primarily attributable to the use of cash for payments for purchases of property and equipment of $90.8 million and cash of $9.7 million utilized to repurchase shares in connection with the delivery of vested restricted stock units, and the accrual of litigation costs of $10.9 million partially offset by cash generated by operating activities. The decrease in cash was due primarily to the excess of cash used for purchases of property and equipment and cash used to purchase shares over cash generated by operating activities.

Net cash provided by operating activities was $69.7 million in 2007, compared to $51.3 million in 2006. Net cash provided by operating activities in 2007 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $47.5 million and stock-based compensation expense of $8.2 million, provision for equipment impairment of $2.2 million, partially offset by the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries. Net cash provided by operating activities in 2006 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $47.2 million and stock-based compensation expense of $3.9 million, offset by the net gain on the sale of our data centers of $48.2 million included in the determination of net income.

Accounts payable at December 31, 2007 was $7.9 million, compared to $14.6 million at December 31, 2006, a reduction of $6.7 million, which was due to an upgrade to the accounting system at December 31, 2007, which required us to close the accounts payable process earlier than in the prior year. Accrued expenses were $78.3 million at December 31, 2007, compared to $56.6 million at December 31, 2006, an increase of $21.7 million. The increase was attributable to the accrued litigation costs of $10.9 million, an increase in accrued capital expenditures of $7.2 million and an increase in overall accruals required because of the early closing of the accounts payable process at December 31, 2007, discussed above.

Net cash used in investing activities in 2007 was $89.3 million, compared to $27.2 million in 2006. Net cash used in investing activities in 2007 was primarily attributable to the purchases of property and equipment of $90.8 million. Net cash used in investing activities in 2006 reflects the proceeds generated from sales of property and equipment of $43.2 million (of which $43.1 million related to the sales of our domestic data centers) and the proceeds from the sale of the stock of AboveNet (UK) of $1.3 million, offset by the cash used for the purchase of property and equipment totaling $71.7 million. The purchase of property and equipment in each year relates to the capital required to connect new customers to our networks and to build our infrastructure. The increase in 2007 compared to 2006 was primarily due to the upgrade of our long haul network to next generation technology that has dramatically improved the long haul network's capacity and an upgrade of our core router network at major hubs to Juniper’s flagship T-Series platform.

Net cash used in financing activities was $5.4 million in 2007, which is composed of the $9.7 million utilized to buy back shares from employees in connection with the delivery of vested restricted stock units, and the principal payment on our capital lease obligation of $0.1 million, offset by the proceeds from the exercise of warrants of $1.1 million, the excess tax benefit realized from share-based payment arrangements of $2.8 million and the reduction in restricted cash of $0.5 million. Net cash used in financing activities was $1.0 million in 2006, which reflects the change in restricted cash and cash equivalents of $1.1 million and the principal payment on our capital lease obligation of $0.1 million, offset by the proceeds from the exercise of warrants of $0.2 million.

In 2007, we generated cash from operations that was sufficient to fund our operating expenses. During 2007, our capital expenditures exceeded the net cash generated from operations, thus reducing liquidity. Additionally, in December 2007, in connection with the delivery of restricted stock units, we paid an aggregate of $9.7 million to purchase shares of common stock to fund estimated tax obligations. See Item 11, “Executive Compensation,” and Note 9, “Stock-Based Compensation – Restricted Stock Units,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to fund a portion of our future capital projects for both our existing business and growth with our net cash from operations.

On February 29, 2008, we closed a $60 million senior secured credit facility (the “Credit Facility”) comprised of: (i) an $18 million revolving working capital line (the “Revolver”); (ii) a $24 million term loan (the “Term Loan”); and (iii) an $18 million delayed draw term loan (“Delayed Draw Term Loan”), which is available from the closing date to and including the 270th day thereafter. The Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013). The Credit Facility is secured by substantially all of our assets. We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Credit Facility. Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio. As of August 31, 2008, we had $24 million outstanding under the Credit Facility. On September 26, 2008, we executed a joinder agreement to the Credit Facility that adds an additional lender and increases the amount of the Credit Facility to $90 million effective October 1, 2008, subject to the terms of the joinder agreement, including the payment of a $0.45 million fee at closing and a $0.1 million advisory fee. The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million. Additionally, the Delayed Draw Term Loan option available under the Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009. We believe that our existing cash, cash from operating activities and funds available under our Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements (including the liability arising out of the GVN litigation) at least through the third quarter of 2009.

At December 31, 2007, we had $10.9 million accrued with respect to the GVN lawsuit, of which $8.6 million had been paid through August 31, 2008. As of December 31, 2007, $0.8 million of the GVN liability had been paid and $10.9 million was included in accrued expenses on the consolidated balance sheet at such date. See Item 3, “Legal Proceedings,” and Item 8, “Financial Statements and Supplementary Data,” Note 13, “Litigation.”

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases. Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2007 measured from December 31, 2007:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$55.8	$14.5	$21.7	$10.3	$9.3
Capital Lease Obligations (Including Interest)	2.4	0.3	0.5	0.5	1.1
Other Rights-of-Way, Franchise Fees and Building Access Fees	135.0	21.0	28.4	20.5	65.1
Total	$193.2	$35.8	$50.6	$31.3	$75.5

Excluded from this table are capital commitments (all of which relate to 2008), which totaled $26.0 million at December 31, 2007.

Excluded from this table are contractual obligations incurred with respect to certain severance arrangements entered into in 2008, including the modification and termination of the contract of Mr. Doris (our former Senior Vice President and Chief Financial Officer) on March 4, 2008. See Item 8, Financial Statements and Supplementary Data, Note 16, “Subsequent Events - Employment Contract Termination and Employment Contracts,” for a further discussion.

Excluded from this table are the obligations related to the Credit Facility consummated February 29, 2008. See Item 8, Financial Statements and Supplementary Data, Note 16, “Subsequent Events - Bank Financing,” for a further discussion.

Segment Results (in millions)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$227.5	$217.6	$9.9	4.5%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $2.2 for the year ended December 31, 2007)	101.9	113.6	(11.7)	(10.3)%
Selling, general and administrative expenses	69.3	63.4	5.9	9.3%
Depreciation and amortization	41.4	43.0	(1.6)	(3.7)%
Operating income (loss)	14.9	(2.4)	17.3	720.8%
Other income (expense):
Interest income	3.1	2.4	0.7	29.2%
Interest expense	(2.3)	(5.8)	(3.5)	(60.3)%
Other income (expense), net	2.7	(1.4)	4.1	292.9%
Gain on sale of data centers	—	48.2	(48.2)	NM
Income from continuing operations before income taxes	18.4	41.0	(22.6)	(55.1)%
Provision for income taxes	4.5	—	4.5	NM
Income from continuing operations	13.9	41.0	(27.1)	(66.1)%
Net income	$13.9	$41.0	$(27.1)	(66.1)%

United Kingdom and others:

	2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$26.1	$19.1	$7.0	36.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	8.4	8.3	0.1	1.2%
Selling, general and administrative expenses	11.6	7.7	3.9	50.6%
Depreciation and amortization	6.1	4.2	1.9	45.2%
Loss on litigation	11.7	—	11.7	NM
Operating loss	(11.7)	(1.1)	(10.6)	NM
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	10.3	—	10.3	NM
Interest income	0.2	—	0.2	NM
Other income, net	1.1	3.5	(2.4)	(68.6)%
(Loss) income from continuing operations before income taxes	(0.1)	2.4	(2.5)	(104.2)%
Provision for income taxes	—	—	—	—
(Loss) income from continuing operations	(0.1)	2.4	(2.5)	(104.2)%
Gain on disposition of discontinued operations, net of taxes	—	3.9	(3.9)	NM
Loss from discontinued operations	—	(0.9)	0.9	NM
Net income from discontinued operations	—	3.0	(3.0)	NM
Net (loss) income	$(0.1)	$5.4	$(5.5)	(101.9)%

United States:

	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$217.6	$204.1	$13.5	6.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	113.6	112.4	1.2	1.1%
Selling, general and administrative expenses	63.4	63.1	0.3	0.5%
Depreciation and amortization	43.0	39.8	3.2	8.0%
Operating loss	(2.4)	(11.2)	8.8	78.6%
Other income (expense):
Gain (loss) on sale of data centers	48.2	(1.3)	49.5	NM
Interest income	2.4	1.3	1.1	84.6%
Interest expense	(5.8)	(5.7)	0.1	1.8%
Other (expense) income, net	(1.4)	3.8	(5.2)	(136.8)%
Income (loss) from continuing operations before income taxes	41.0	(13.1)	54.1	413.0%
Provision for income taxes	—	0.4	(0.4)	NM
Income (loss) from continuing operations	41.0	(13.5)	54.5	403.7%
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$41.0	$(13.5)	$54.5	403.7%

United Kingdom and others:

	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$19.1	$15.6	$3.5	22.4%
Costs of revenue (excluding depreciation and amortization, shown separately below)	8.3	6.8	1.5	22.1%
Selling, general and administrative expenses	7.7	6.5	1.2	18.5%
Depreciation and amortization	4.2	3.3	0.9	27.3%
Operating loss	(1.1)	(1.0)	(0.1)	(10.0)%
Other income (expense):
Gain on sale of data centers	—	—	—	—
Interest income	—	—	—	—
Interest expense	—	(0.2)	(0.2)	NM
Other income, net	3.5	7.1	(3.6)	(50.7)%
Income from continuing operations before income taxes	2.4	5.9	(3.5)	(59.3)%
Provision for income taxes	—	—	—	—
Income from continuing operations	2.4	5.9	(3.5)	(59.3)%
Gain on disposition of discontinued operations, net of taxes	3.9	—	3.9	NM
Loss from discontinued operations	(0.9)	(0.8)	(0.1)	(12.5)%
Net income (loss) from discontinued operations	3.0	(0.8)	3.8	475.0%
Net income	$5.4	$5.1	$0.3	5.9%

NM—not meaningful

Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We do not enter into financial instruments for trading or speculative purposes and do not own auction rate notes. We place our cash and cash equivalents in short-term investment instruments with high quality financial institutions in the U.S. and the U.K. Our trade receivables, which are unsecured, are geographically dispersed throughout the U.S. and the U.K. and include both large and small corporate entities spanning numerous industries. We perform ongoing credit evaluations of our customers’ financial condition. We place our cash and cash equivalents primarily in commercial bank accounts in the U.S. Account balances generally exceed federally insured limits. Given recent developments in the financial markets and our exposure to customers in the financial services industry, our ability to collect contractual amounts due from certain customers severely impacted by these developments may be negatively impacted.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements other than our operating leases. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that our business is impacted by inflation to the same degree as the general economy.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” (“Interpretation No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2007.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”). EITF No. 06-3 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company adopted EITF No. 06-3 effective January 1, 2007. Our policy is to record taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below: Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access. Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations,” SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact SFAS No. 160 will have, but we do not expect it to have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our financial position and results of operations.

In April 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”). EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We are still evaluating what effect EITF No. 07-05 will have on our financial position and results of operations.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”). EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect its adoption will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”). EITF No. 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of EITF No. 03-6-1. We are currently evaluating the impact, if any, that the adoption of EITF No. 03-6-1 will have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During 2007, our foreign activities accounted for 10.3% of consolidated revenue. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

As of December 31, 2007, we did not have any debt, other than a capital lease obligation, which carried a fixed rate of interest, and as a result, we were not exposed to any interest rate risk.

On February, 29, 2008, we closed our Credit Facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K. Under the terms of the Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s base rate, at our discretion, plus the applicable margins, as defined. If the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.24 million (1% x $24 million) based upon the amount of the related debt outstanding at August 31, 2008. Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 million outstanding for three years at 3.65% per annum, plus the applicable margin of 3.25%. The swap had the effect of increasing our current interest expense compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended in the period December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” utilizing the modified prospective transition method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated September 29, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
September 29, 2008

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$45.8	$70.7
Restricted cash and cash equivalents	4.9	5.5
Accounts receivable, net of allowances of $0.7 and $1.2, respectively	18.4	18.0
Prepaid costs and other current assets	12.3	11.3
Total current assets	81.4	105.5

Property and equipment, net of accumulated depreciation and amortization of $172.6 and $131.3 at December 31, 2007 and 2006, respectively	347.7	299.2
Other assets	3.2	3.0
Total assets	$432.3	$407.7

LIABILITIES:
Current liabilities:
Accounts payable	$7.9	$14.6
Accrued expenses	78.3	56.6
Deferred revenue—current portion	20.8	16.9
Total current liabilities	107.0	88.1
Deferred revenue	91.7	91.8
Other long-term liabilities	9.9	9.9
Total liabilities	208.6	189.8

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 10,833,049 issued and 10,687,956 outstanding as of December 31, 2007 and 10,473,389 issued and 10,458,112 outstanding as of December 31, 2006	0.1	0.1
Additional paid-in capital	253.7	241.6
Treasury stock at cost, 145,093 and 15,277 shares as of December 31, 2007 and 2006, respectively	(10.2)	(0.5)
Accumulated other comprehensive (loss) income	(7.4)	3.0
Accumulated deficit	(12.5)	(26.3)
Total shareholders’ equity	223.7	217.9
Total liabilities and shareholders’ equity	$432.3	$407.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

	Years Ended December 31,
	2007	2006	2005
Revenue	$253.6	$236.7	$219.7
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $2.2 for the year ended December 31, 2007)	110.3	121.9	119.2
Selling, general and administrative expenses	80.9	71.1	69.6
Depreciation and amortization	47.5	47.2	43.1
Loss on litigation	11.7	—	—
Operating income (loss)	3.2	(3.5)	(12.2)
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	10.3	—	—
Interest income	3.3	2.4	1.3
Interest expense	(2.3)	(5.8)	(5.9)
Other income, net	3.8	2.1	10.9
Gain (loss) on sales of data centers	—	48.2	(1.3)
Income (loss) from continuing operations before income taxes	18.3	43.4	(7.2)
Provision for income taxes	4.5	—	0.4
Income (loss) from continuing operations	13.8	43.4	(7.6)
Gain on disposition of discontinued operations	—	3.9	—
Loss from discontinued operations	—	(0.9)	(0.8)
Net income (loss) from discontinued operations	—	3.0	(0.8)
Net income (loss)	$13.8	$46.4	$(8.4)
Income (loss) per share, basic:
Income (loss) per share from continuing operations	$1.28	$4.07	$(0.72)
Income (loss) per share from discontinued operations	—	.28	(0.07)
Basic income (loss) per share	$1.28	$4.35	$(0.79)
Weighted average number of common shares	10,751,921	10,669,365	10,596,244
Income (loss) per share, diluted:
Income (loss) per share from continuing operations	$1.13	$3.68	$(0.72)
Income (loss) per share from discontinued operations	—	.26	(0.07)
Diluted income (loss) per share	$1.13	$3.94	$(0.79)
Weighted average number of common shares	12,184,139	11,794,279	10,596,244

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share and per share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2005	10,424,093	$0.1	—	$—	$233.5	$1.6	$(64.3)	$170.9
Issuance of common stock from exercise of warrants	1,229	—	—	—	—	—	—	—
Issuance of common stock from vested restricted stock	41,122	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	15,277	(0.5)	—	—	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	0.9	—	0.9
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	4.0	—	—	4.0
Net loss	—	—	—	—	—	—	(8.4)	(8.4)
Balance at December 31, 2005	10,466,444	0.1	15,277	(0.5)	237.5	2.5	(72.7)	166.9
Issuance of common stock from exercise of warrants	6,945	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	3.9	—	—	3.9
Net income	—	—	—	—	—	—	46.4	46.4
Balance at December 31, 2006	10,473,389	0.1	15,277	(0.5)	241.6	3.0	(26.3)	217.9
Issuance of common stock from exercise of warrants	48,941	—	—	—	1.1	—	—	1.1
Issuance of common stock from vested restricted stock	310,719	—	—	—	—	—	—	—
Purchase of treasury stock-			129,816	(9.7)	—	—	—	(9.7)
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Reversal of foreign currency translation adjustments from liquidation of subsidiaries.	—	—	—	—	—	(10.3)	—	(10.3)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	8.2	—	—	8.2
Tax benefit from issuance of restricted stock	—	—	—	—	2.8	—	—	2.8
Net income	—	—	—	—	—	—	13.8	13.8
Balance at December 31, 2007	10,833,049	$0.1	145,093	$(10.2)	$253.7	$(7.4)	$(12.5)	$223.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2007	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$13.8	$46.4	$(8.4)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net (income) loss from discontinued operations	—	(3.0)	0.8
Depreciation and amortization	47.5	47.2	43.1
Provision for equipment impairment	2.2	—	—
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	(10.3)	—	—
Non-cash gain on settlement of liabilities	—	(3.2)	(9.0)
Provision for bad debts	0.5	0.5	0.3
Non-cash stock-based compensation expense	8.2	3.9	4.0
(Gain) loss on sale of data centers	—	(48.2)	1.3
Gain on leased asset termination	(0.4)	(0.2)	(3.5)
Losses on disposition of property and equipment, net	0.2	4.6	—
Other	0.1	(1.4)	—
Changes in operating working capital:
Accounts receivable	(0.8)	(2.8)	(0.2)
Prepaid costs and other current assets	(2.2)	(0.1)	2.9
Accounts payable	(6.7)	4.2	(1.0)
Accrued expenses	14.1	6.7	2.8
Other assets	(0.1)	—	1.8
Deferred revenue and other long-term liabilities	3.6	(3.3)	8.7
Net cash provided by operating activities	69.7	51.3	43.6
Cash flows used in investing activities:
Proceeds from sales of property and equipment, principally data centers	0.2	43.2	—
Proceeds from sale of discontinued operation	1.3	1.3	—
Purchases of property and equipment	(90.8)	(71.7)	(42.0)
Net cash used in investing activities	(89.3)	(27.2)	(42.0)
Cash flows used in financing activities:
Excess tax benefit realized from share-based payment arrangements	2.8	—	—
Change in restricted cash and cash equivalents	0.5	(1.1)	(0.5)
Proceeds from exercise of warrants	1.1	0.2	—
Purchase of treasury stock	(9.7)	—	(0.5)
Principal payments — capital lease obligation	(0.1)	(0.1)	(0.1)
Net cash used in financing activities	(5.4)	(1.0)	(1.1)
Effect of exchange rates on cash	0.1	0.5	(0.4)
Net cash provided by discontinued operations	—	1.2	0.5
Net (decrease) increase in cash and cash equivalents	(24.9)	24.8	0.6
Cash and cash equivalents, beginning of year	70.7	45.9	45.3
Cash and cash equivalents, end of year	$45.8	$70.7	$45.9

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.1	$0.1
Cash paid for income taxes	$1.5	$—	$0.4

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$13.8	$46.4	$(8.4)
Foreign currency translation adjustments	(0.1)	0.5	0.9
Reversal of foreign currency translation adjustments from liquidation of subsidiaries	(10.3)	—	—
Comprehensive income (loss)	$3.4	$46.9	$(7.5)

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company, as applicable. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s results as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes and the reported amounts of revenue and expenses during the periods presented. Estimates are used when accounting for certain items such as accounts receivable allowances, property taxes, transaction taxes and deferred taxes. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual amounts and results could differ from such estimates due to subsequent events which could have a material effect on the Company’s financial statements covering future periods.

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

2006 Reclassification

On February 29, 2008, the Company filed a Current Report on Form 8-K, which, among other things, included a consolidated statement of operations for the year ended December 31, 2006. The consolidated statement of operations for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and herein reflects a change in the classification of certain expenses from the amounts recorded in the consolidated statement of operations included in the Current Report on Form 8-K dated February 29, 2008. The change resulted in costs of revenue decreasing by $9.3, from $131.2 to $121.9 and selling, general and administrative expenses increasing by $9.3, from $61.8 to $71.1 for the year ended December 31, 2006. This reclassification did not affect our operating loss, net income, earnings per share (basic and diluted), assets, liabilities or shareholders’ equity as of or for the year ended December 31, 2006.

Fresh Start Accounting

On September 8, 2003, the Company authorized 10,000,000 shares of preferred stock (with a $0.01 par value) and 30,000,000 shares of common stock (with a $0.01 par value). The holders of common stock are entitled to one vote for each issued and outstanding share, and will be entitled to receive dividends, subject to the rights of the holders of preferred stock when and if declared by the Board of Directors. Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors. During 2006, the Company reserved for issuance, from the 10,000,000 shares authorized of preferred stock described above, 500,000 shares of $0.01 par value junior preferred stock in connection with the adoption of the Shareholders’ Rights Plan. In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and holders of preferred stock.

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

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003. Although the Effective Date of the Plan of Reorganization was September 8, 2003, the Company accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date. There were no significant transactions during the period from August 31, 2003 to September 8, 2003. Fresh start accounting requires the Company to allocate the reorganization value of its assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company developed a set of financial projections which were utilized by an expert to assist us in estimating the fair value of our assets and liabilities. The expert utilized various valuation methodologies, including, (1) a comparison of the Company and its projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to the Company, and (3) a calculation of the enterprise value based upon the future cash flows based upon the Company’s projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their fair values. The Company engaged an independent appraiser to assist us in determining the fair market value of our property and equipment. The determination of fair values of assets and liabilities was subject to significant estimates and assumptions. The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital, and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2007, 2006 and 2005, the Company included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported in the same manner as the original service provided, and amounted to $8.5, $8.3 and $12.1 in 2007, 2006 and 2005 respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company. Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. There were no gains or losses from nonmonetary transactions for the years ended December 31, 2007, 2006 and 2005.

Operating Leases

The Company leases office and equipment space, and maintains equipment rentals, right-of-way contracts, building access fees and network capacity under various non-cancelable operating leases. The lease agreements, which expire at various dates through 2023, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance. Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. In accordance with SFAS No. 13, “Accounting for Leases,” the Company recognizes rent expense on a straight-line basis and records a liability representing the difference between straight-line rent expense and the amount payable as an increase or decrease to a deferred liability. Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term. Rent-free periods and other incentives granted under certain leases are recorded as reductions to rent expense on a straight-line basis over the related lease terms.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor amounted to $8.6, $5.1 and $4.7 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building (except certain storage huts which are 20 years)	37.5 years

Network infrastructure assets	20 years

Software and computer equipment	3 to 4 years

Transmission equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.” In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $2.2, $8.9 and $2.0 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable amounting to $0.3, $1.6 and $0.4, on an original cost basis, for the years ended December 31, 2007, 2006 and 2005, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 recorded to recognize the loss in value of certain equipment held in inventory. There were no amounts provided for the years ended December 31, 2006 and 2005.

Treasury Stock

Treasury stock is accounted for under the cost method.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning of electronics and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $6.1 and $5.6 at December 31, 2007 and 2006, respectively, of which $3.3 and $3.1, respectively, were included in “Accrued expenses,” and $2.8 and $2.5, respectively, were included in “Other long-term liabilities.” Accretion expense, which is included in “Interest expense,” amounted to $0.2 for each of the years ended December 31, 2007, 2006 and 2005.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the year ended December 31, 2007.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense. As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the year ended December 31, 2007. The tax expense is primarily due to current federal income taxes and minimum state and local income taxes.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss). The Company’s foreign exchange transaction gains (losses) are generally included in “other income” in the consolidated statements of operations.

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	4.61%	4.89%	3.99%
Expected life (years)	5.00	5.00	4.00
Weighted average fair value of options granted	$ 41.77	$ 31.16	$ 16.25

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period (see Note 9, “Stock-based Compensation”).

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (expiring September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010). The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received. Stock warrants exercised totaled 48,941, 6,945 and 1,229, in 2007, 2006 and 2005, respectively.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, would be paid in cash. The expiration date for the five year warrants was September 8, 2008 and the Company exercised the unexercised five year warrants pursuant to Net Exercise. See Note 16, “Subsequent Events - Exercise of Warrants.”

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

401(k) and Other Post-Retirement Benefits

The Company has a Profit Sharing and 401(k) Plan (the “Plan”) for its employees in the U.S., which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of the Internal Revenue Code and permits the employer to provide discretionary contributions. All full-time U.S. employees are eligible to participate in the Plan at the beginning of the month following three months of service. Eligible employees may make contributions subject to the limitations defined by the Internal Revenue Code. The Company matches 50% of a U.S. employee’s contributions, up to the amount set forth in the Plan. Matched amounts vest based upon an employee’s length of service. The Company’s subsidiaries in the U.K. have a plan under which contributions are made up to a maximum of 8% when U.K. employee contributions reach 5% of salary.

The Company contributed $1.4, $0.7 and $0.6 for the years ended December 31, 2007, 2006 and 2005, respectively, net of forfeitures for its obligations under these plans.

Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”). EITF No. 06-3 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company adopted EITF No. 06-3 effective January 1, 2007. Our policy is to record taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below: Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access. Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations,” SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R); however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact SFAS No. 160 will have, but we do not expect it to have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our financial position and results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

In April 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”). EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We are still evaluating what effect EITF No. 07-05 will have on our financial position and results of operations.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”). EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect its adoption will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”). EITF No. 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of EITF No. 03-6-1. We are currently evaluating the impact, if any, that the adoption of EITF No. 03-6-1 will have on our financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the classifications used in the 2006 consolidated financial statements.

 NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets of continuing operations consist of the following

	December 31,
	2007	2006
Federal and state income tax deposits	$2.5	$3.1
Prepaid property taxes	2.1	2.2
Prepaid right-of-way charges	1.9	0.8
Prepaid maintenance	1.3	0.6
Prepaid insurance	1.1	1.1
Prepaid rent	0.9	1.8
Prepaid telecom	0.5	—
Property tax refund receivable	0.5	—
Other receivables	0.7	0.9
Other prepaids	0.8	0.8
Total	$$12.3	$$11.3

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment of continuing operations consist of the following:

	December 31,
	2007	2006
Land and building	$0.3	$0.3
Leasehold improvements	1.5	1.8
Furniture, fixtures and equipment	21.1	15.3
Network infrastructure assets, including transmission equipment	497.4	413.1
Total property and equipment	520.3	430.5
Accumulated depreciation and amortization	(172.6)	(131.3)
Property and equipment, net	$347.7	$299.2

Included in network infrastructure assets were certain assets and equipment, including transmission equipment, held in inventory for future use, which had an original cost (adjusted for a provision for equipment impairment of $2.2) of $60.5 and $46.6, accumulated depreciation of $49.0 and $28.9, and net carrying values of $11.5 and $17.7 at December 31, 2007 and 2006, respectively.

Depreciation and amortization expense related to property and equipment of continuing operations for the years ended December 31, 2007, 2006, and 2005 was approximately $47.5, $47.2, and $43.1, respectively.

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

December 31,
2006
Gain on sale of U.S. domestic data centers	$48.2
Gain on sale of discontinued operations	3.9
Aggregate gain on sale of data centers	$52.1

NOTE 5: ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued transaction taxes, including related interest	$21.1	$20.0
Accrued capital expenditures	12.6	5.4
Accrued payroll, bonuses and employee benefits	11.0	9.0
Accrued litigation costs	10.9	—
Accrued property tax	4.8	2.7
Accrued conduit, right-of-way and occupancy expenses	4.3	3.8
Asset retirement obligations	3.3	3.1
Accrued repairs and maintenance	2.4	0.9
Accrued accounting and auditing fees	1.7	1.5
Accrued telecommunication costs	1.5	3.6
Current portion of deferred fair market value rent liability	1.5	1.7
Accrued other professional fees, including directors’ fees	0.9	1.1
Accrued state and local income and franchise taxes payable	0.6	1.1
Accrued utilities	0.3	0.2
Capital lease obligation	0.1	0.1
Accrued lease termination obligation	—	0.7
Accrued reorganization costs	—	0.1
Accrued SEC investigation expense	—	0.1
Other	1.3	1.5
Total	$78.3	$56.6

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 6: INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
Current - Federal	$3.3	$—	$—
Current - State	1.2	—	0.4
Current - Foreign	—	—	—
Total Income Tax Provision	$4.5	$—	$0.4

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

	December 31,
	2007	2006
Deferred Tax Assets:
Property and Equipment	$519.0	$591.1
Net Operating Loss (“NOL”) Carryforwards	327.9	275.5
Accruals and Reserves	7.0	7.4
Rent	1.6	2.1
Deferred Compensation	6.2	6.1
Other	40.7	36.4
Total Deferred Tax Assets	902.4	918.6
Valuation Allowance	(800.9)	(809.6)
Net Deferred Tax Assets	101.5	109.0
Deferred Revenue	(101.5)	(109.0)
Total	$—	$—

	Years Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before income taxes:
Domestic	$18.4	$41.0	$(13.1)
Foreign	(0.1)	2.4	(5.9)
Total	$18.3	$43.4	$(7.2)
Rate Reconciliation:
Tax at statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal benefit	4.1%	—%	3.6%
Valuation allowance	(15.8)%	(35.5)%	33.2%
Permanent items	1.3%	0.5%	3.8%
Tax provision	24.6%	—%	5.6%

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007. At December 31, 2007, the Company’s tax positions are highly certain tax positions. Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

The Company established a valuation allowance related to deferred tax assets based on current years’ results of operations and anticipated profit levels in future periods, since it is more likely than not that its deferred tax assets will not be realized in the future.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”). This income was not taxable for U.S. income tax purposes because the CODI resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses, (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s NOL’s, capital losses, and tax credit carryforwards, that are not reduced pursuant to these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation.

As of December 31, 2007, the Company has domestic NOL carryforwards of $686.9 and foreign NOL carryforwards of $184.5. Certain of these NOL carryforwards begin to expire in 2024. The Company’s annual limitation under the ownership change rules in the U.S. is $8.1. Accordingly, the Company estimates that $202.0 of its domestic NOL carryforwards may be subject to limitation by United States Internal Revenue Code Section 382. Additionally, approximately $185.0 of the future depreciation deductions are subject to limitation because of the ownership change.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. The statute of limitations is open with respect to tax years 2001 to 2006. The statute of limitations for these years will begin to expire in 2011.

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

The following is a summary of the results of the discontinued operations, described above:

	Years Ended December 31,
	2007	2006	2005
Revenue	$—	$1.0	1.7
Costs of revenue	—	0.7	1.6
Selling, general and administrative expenses	—	0.9	0.8
Operating loss	—	(0.6)	(0.7)
Other expense	—	(0.3)	(0.1)
Loss from discontinued operations before dispositions	—	(0.9)	(0.8)
Gain on disposition of discontinued operations	—	3.9	—
Income (loss) from discontinued operations	$—	$3.0	$(0.8)

In late 2007, the Company liquidated Metromedia Fiber Network B.V. Additionally, in late 2007, the Company commenced the liquidation of Metromedia Fiber Network Services Ltd. and SiteSmith Ltd. The Company recognized the reversal of currency translation adjustments of $10.3 as other income on the consolidated statement of operations for the year ended December 31, 2007.

NOTE 8: INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period. Total weighted average shares utilized in computing basic net income (loss) per common share were 10,751,921, 10,669,365 and 10,596,244 for the years ended December 31, 2007, 2006, and 2005, respectively. Total weighted average shares utilized in computing diluted net income (loss) per common share were 12,184,139, 11,794,279 and 10,596,244 for the years ended December 31, 2007, 2006, and 2005, respectively. Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants. Due to the Company’s net loss, potentially dilutive securities totaling 565,240 for the year ended December 31, 2005, were excluded from the calculation of income per share as they were anti-dilutive. For the years ended December 31, 2007 and 2006, there were no potentially dilutive securities excluded from the calculation of income per common share.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 9: STOCK-BASED COMPENSATION

 Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2003 Incentive Stock Option and Stock Grant Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. The 2003 Stock Incentive Plan became effective on September 8, 2003. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate. At December 31, 2007, the Company had 11,293 shares available for future awards under the 2003 Stock Incentive Plan. Stock-based compensation is recorded in selling general and administrative expenses.

Stock Options

During the year ended December 31, 2007, the Company awarded options to purchase 21,325 shares of common stock, which have a ten year life from the date of grant, vest on the first anniversary of the date of grant and have per share exercise prices of $56.00 (13,475 options) and $73.00 (7,850 options).

During the year ended December 31, 2006, the Company awarded options to purchase 26,800 shares of common stock, of which options to purchase 7,500 shares have a ten year life from the date of grant and vest on the first anniversary of the date of the grant and have a per share exercise price of $48.50 and options to purchase 19,300 shares that vest over a one year period from the date of grant, have a ten year life and have per share exercise prices of $40.00 (11,700 shares), $53.75 (7,450 shares) and $59.00 (150 shares).

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

The Company recognized non-cash stock-based compensation expense amounting to $1.7, $1.5, and $2.2 for the years ended December 31, 2007, 2006 and 2005 respectively, with respect to stock options granted, which had an effect of decreasing net income by $0.16 per basic common share and by $0.14 per diluted common share for the year ended December 31, 2007; by $0.14 per basic common share and by $0.13 per diluted common share for the year ended December 31, 2006, and had the effect of increasing net loss by $0.21per basic and diluted common share for the year ended December 31, 2005.

All such options are subject to forfeiture as specified in the respective award agreement.

Information regarding options to purchase common stock granted and outstanding for the years ended December 31, 2007, 2006 and 2005 is summarized below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Fair Value Per Share
Balance as of January 1, 2005	480,265	$ 25.80		$ 16.26
Granted	111,000	$ 26.65		$ 16.25
Forfeited	(65,845)	$ 29.34		$ 18.49
Balance as of December 31, 2005	525,420	$ 25.54		$ 15.98
Granted	26,800	$ 46.31		$ 31.16
Forfeited	(74,703)	$ 27.40		$ 17.17
Balance as of December 31, 2006	477,517	$ 26.41		$ 16.65
Granted	21,325	$ 62.26		$ 41.77
Forfeited	(26,895)	$ 36.10		$ 23.45
Balance as of December 31, 2007	471,947	$ 27.48		$ 17.40
Vested as of December 31, 2007	434,478	$ 26.03		$ 16.41
Exercisable as of December 31,2007	434,478	$ 26.03	$ 22.6	$ 16.41

The fair value of vested options to purchase common stock was as follows at December 31:

	Number of Options to Purchase Common Stock Vested	Total Fair Value of Vested Options
2007	434,478	$ 7.1
2006	372,419	$ 5.7
2005	254,081	$ 3.8

The aggregate fair value of options to purchase shares of common stock that vested during the years ended December 31, 2007, 2006 and 2005 was $1.4 (62,059), $1.9 (118,338), and $2.2 (142,038), respectively.

Information regarding the fair value of vested and unvested options to purchase common stock is as follows:

	Number Outstanding	Weighted Average Fair Value Per Share
Unvested options, January 1, 2007	105,098	$ 21.26
Granted	21,325	$ 41.77
Forfeited	(26,895)	$ 23.45
Vested	(62,059)	$ 22.77
Unvested options, December 31, 2007	37,469	$ 28.88

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

At December 31, 2007, the Company had $0.9 of unearned stock-based compensation expense associated with options to purchase shares of common stock, which is expected to be incurred in 2008 to 2009.

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

 The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2007:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Exercisable Options
$20.95	259,035	5.7	$20.95	259,035	5.7	$20.95
$25.00	53,146	7.7	$25.00	39,941	7.7	$25.00
$30.00 - $39.99	112,891	6.6	$33.64	106,452	6.5	$33.76
$40.00 - $49.99	23,100	7.3	$44.94	23,100	7.3	$41.84
$50.00 - $59.99	16,175	8.9	$55.80	5,950	8.4	$54.21
$73.00	7,600	9.6	$73.00	—	—	—
Total	471,947	6.4	$27.48	434,478	6.2	$26.03

Restricted Stock Units

For the years ended December 31, 2007, 2006 and 2005 the Company awarded 161,500, 32,000 and 26,000, respectively, restricted stock units to employees of the Company under the 2003 Stock Incentive Plan. 105,000 of the restricted stock units granted in 2007 were scheduled to vest on the one year anniversary of the date of grant, and 56,500 of the restricted stock units granted in 2007 were scheduled to vest ratably on each of the first and second anniversaries of the date of grant. Of the restricted stock units granted in 2006, 12,000 were scheduled to vest ratably on each of the first four anniversaries of the date of grant and 20,000 were scheduled to vest upon the completion of the Company’s audited financial statements for the year ended December 31, 2006 (February 29, 2008). The 26,000 restricted stock units granted in 2005 were scheduled to vest ratably on each of the first four anniversaries of the date of grant. The restricted stock units require the Company to deliver a fixed number of shares to the employees on a fixed date after the shares have vested. The restricted stock units are subject to full or partial vesting in the event the employee’s employment is terminated without cause and vest fully in the event of an employee’s death. The issuance of vested shares related to the restricted stock units is subject to certain restrictions as provided by the 2003 Stock Incentive Plan, which is compliant with Section 409A of the Internal Revenue Code. Pursuant to restricted stock unit agreements between the Company and its executives if, at the time of delivery of the stock underlying the restricted stock units may not be sold by the executive for reasons set forth in the agreements, at the executive’s request, the Company is obligated to purchase sufficient shares of stock to satisfy the executive’s minimum tax withholding obligations. In 2007 and 2005, the Company issued 310,719 and 41,122 common shares, respectively, for vested restricted stock units, of which 129,816 and 15,277 shares, respectively, were purchased by the Company. No shares were issued pursuant to restricted stock units in 2006.

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period. The Company recognized non-cash stock-based compensation expense amounting to $6.5, $2.4, and $1.8 for the years ended December 31, 2007, 2006 and 2005, respectively, with respect to restricted stock units awarded, which had the effect of decreasing net income by $0.60 per basic common share and by $0.53 per diluted common share for the year ended December 31, 2007, $0.22 per basic common share, and by $0.20 per diluted common share for the year ended December 31, 2006, and increasing net loss by $0.17 per basic and diluted common share for the year ended December 31, 2005.

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2005	370,716	$ 24.12
Granted	26,000	$ 26.50
Issued	(41,122)	$ 20.95
Balance as of December 31, 2005	355,594	$ 24.66
Granted	32,000	$ 48.50
Balance as of December 31, 2006	387,594	$ 26.62
Granted	161,500	$ 82.67
Issued	(310,719)	$ 24.05
Forfeited	(8,500)	$ 44.50
Balance as of December 31, 2007	229,875	$ 68.83

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

At December 31, 2007, the Company had $9.7 of unearned stock-based compensation expense associated with the vesting of the restricted stock unit awards, of which $7.8 (before consideration of forfeitures) is expected to be recognized in 2008 and the balance of which is expected to be recognized in 2009.

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of five-year warrants to purchase 709,459 shares of common stock at $20.00 per share and seven-year warrants to purchase 834,658 shares of common stock at $24.00 per share (see Note 1).

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Five-year Stock Warrants	Seven-year Stock Warrants	Weighted Average Warrant Exercise Price
Balance as of January 1, 2005	706,579	832,437	$ 22.16
Exercised	(1,067)	(162)	$ 20.53
Balance as of December 31, 2005	705,512	832,275	$ 22.16
Exercised	(2,765)	(4,180)	$ 22.41
Balance as of December 31, 2006	702,747	828,095	$ 22.16
Exercised	(26,407)	(22,534)	$ 21.84
Balance as of December 31, 2007	676,340	805,561	$ 22.17

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants were deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders were reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, was paid in cash. The expiration date for the five year warrants was September 8, 2008 and, the Company exercised the unexercised five year warrants pursuant to the Net Exercise. See Note 16, “Subsequent Events - Exercise of Warrants.”

NOTE 10: LONG-TERM DEBT

Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible rights-of-use, which is included as network infrastructure assets in property and equipment, net.

At December 31, 2007, future minimum payments under the capital lease are as follows:

2008	$0.3
2009	0.2
2010	0.3
2011	0.2
2012	0.3
Thereafter	1.1
Total minimum lease payments	2.4
Less: amount representing interest	(0.7)
Obligation under capital lease	1.7
Less: current portion	(0.1)
Total long-term obligation	$1.6

The current portion of the obligation under capital lease is reported within “Accrued expenses” and the long-term portion is reported within “Other long-term liabilities.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 11: OTHER INCOME

Other income consists of the following:

	Years Ended December 31,
	2007		2006		2005
Gain on settlement or reversal of liabilities	$ 2.2	(1)	$ 3.2	(2)	$ 9.0 (3)
Gain on legal settlement	0.6		—		—
Recovery of occupancy taxes previously paid	0.5		—		—
Gain (loss) on foreign currency	0.3		2.0		(1.2)
Losses on dispositions of property and equipment	(0.5)		(4.6)		—
Gain on leased asset termination	0.3		0.2		3.5
Other	0.4		1.3		(0.4)
Total	$ 3.8		$ 2.1		$ 10.9

    (1)  Represents the reversal of certain tax liabilities resulting primarily from settlements with certain taxing authorities.

(2)  Represents the reversal of certain tax liabilities resulting from either a favorable ruling from a jurisdiction determining the Company was not subject to certain transaction related taxes accrued in prior years, or the determination by the Company with respect to certain other jurisdictions that taxes accrued in prior years did not apply to the Company’s operations.

(3)  Represents the settlement of a contractual obligation accrued in prior years.

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

2008	$ 35.5
2009	29.6
2010	20.5
2011	16.2
2012	14.6
Thereafter	74.4
Total	$ 190.8

The expenses incurred for the above described obligations for the years ended December 31, 2007, 2006 and 2005 in continuing operations were $30.5, $33.3, and $33.3, respectively, which is net of sublease receipts of $1.9, $2.0 and $1.9 for the years ended December 31, 2007, 2006 and 2005, respectively. The rental expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations. The Company recorded $1.6, $4.2 and $5.1 in the years ended December 31, 2007, 2006 and 2005, respectively, as reductions to rent expense in continuing operations. At December 31, 2007 and 2006, the deferred fair value rent liability was $4.0 and $5.5, respectively, of which $1.5 and $1.7, respectively, are included in accrued expenses and $2.5 and $3.8, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2007, the Company is committed to construct approximately $26.0 related to network infrastructure.

The Company maintains employment agreements with its key executives. The agreements include, among other things, certain change in control and severance provisions. See Note 16, “Subsequent Events - Employment Contracts.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 13: LITIGATION

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN. A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court. Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery. The Company also had certain repair and maintenance obligations that it must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees. Additionally, the Company’s legal fees aggregated $2.4. Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network. In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network. GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 was paid in 2007 and $10.9 is included in accrued expenses on the consolidated balance sheet at December 31, 2007.

SBC Telecom, Inc. (“SBC”)

The Company is a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000. The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile). SBC disagreed with such interpretation of the agreement and in 2003, the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”). In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy. The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company's appeal. In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC. During the term of the contract, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement. However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC. (See Note 16, “Subsequent Events - Litigation” for further discussion.)

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

NOTE 14: RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company. The Company sold services and/or material in the normal course of business to the telecommunications company in the amount of $0.3 in 2007, $0.1 in 2006 and $0.1 in 2005, respectively. No amounts were outstanding at each of December 31, 2007 and 2006. All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors. All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is our revenue based on the location of our entity providing service. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2007	2006	2005
Revenue
United States	$227.8	$217.6	$204.1
United Kingdom	29.4	20.3	16.4
Other	—	0.5	0.7
Eliminations	(3.6)	(1.7)	(1.5)
Consolidated Worldwide	$253.6	$236.7	$219.7

	December 31,
	2007	2006
Long-lived assets
United States	$317.3	$272.0
United Kingdom	30.3	27.0
Other	0.1	0.2
Consolidated Worldwide	$347.7	$299.2

NOTE 16: SUBSEQUENT EVENTS

Employment Contract Termination

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated. Pursuant to the modification, the Company agreed to pay Mr. Doris upon termination (i) $0.3, (ii) all salary and bonuses earned but not yet paid, (iii) all accrued and unused paid time off days, and (iv) health and welfare benefits for eighteen (18) months, and to execute and deliver a consulting agreement with Mr. Doris. The consulting agreement provides that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris has been or shall be paid (i) $.03 annual amount pro rated per week for nine months and (ii) to the extent not previously paid under Mr. Doris’ employment agreement, (a) a bonus of $0.05 (the “2006 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC a Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC either a Form 10-K or a Form 8-K with respect to the Company’s fiscal year ended December 31, 2007, and in the event that the 2006 Filing Bonus has not been paid as of the time that the 2007 Filing Bonus is paid, then the 2006 Filing Bonus shall be paid at such time as well. In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) shall be delivered to Mr. Doris on January 5, 2009 and (ii) the Company shall repurchase at the market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units. The aggregate value of the benefits delivered to Mr. Doris was $1.6, which will be recognized in selling, general and administrative expenses for financial statement purposes during the quarter ended March 31, 2008.

Bank Financing

On February 29, 2008, the Company, excluding certain foreign subsidiaries, obtained a $60 senior secured credit facility (the “Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”). The Credit Facility is secured by substantially all of the Company’s assets. The Term Loan was comprised of $24, which was advanced at closing and up to $18 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw”). In September 2008, the Delayed Draw option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009. Under certain conditions, the Credit Facility may be increased to $100 at the option of the Company and upon receipt of additional commitments from the lenders or other new third party lenders. The Credit Facility is to be used for general corporate purposes and for capital investment. The Revolver and the Term Loan each have a term of five years from the closing date of the Credit Facility. The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company. Additionally, the Company will be liable for an un-used commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Credit Facility. Interest will accrue at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined. Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20. On February 29, 2008, the Company received proceeds of $24 under the Term Loan. As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.

On September 26, 2008, we executed a joinder agreement to the Credit Facility that adds an additional lender and increases the amount of the Credit Facility to $90 effective October 1, 2008, subject to the terms of the joinder agreement, including the payment of a $0.45 fee at closing and a $0.1 advisory fee. The availability under the Revolver increased to $27, the Term Loan increased to $36 and the available Delayed Draw Term Loan increased to $27.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 outstanding for three years at 3.65%, plus the applicable margin of 3.25%.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors. Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan. Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis. 750,000 shares of Company common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms. The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

On September 8, 2008, the Company granted to certain employees an aggregate 345,100 restricted stock units, 190,000 of which vest 30% in one year, 10% in two years and 60% in three years, 86,000 of which vest ratably on each of the first, second and third anniversaries of the date of grant and 48,100 of which vest on the first anniversary of the date of grant. Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, may earn 21,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon certain performance targets for the fiscal years 2009, 2010 and 2011.  Additionally, the Company awarded options to purchase 1,000 shares of common stock to each of the five outside directors. The options have an exercise price of $60.00 per share, a ten year life and vest on the first anniversary of the date of grant.

Employment Contracts

In September 2008, the Company entered into new employment agreements with certain of its senior officers (the “Executive Officers”). Each of the employment agreements is for a term which ends November 16, 2011 with automatic extensions for an additional one-year period unless cancelled by the executive or the Company in writing at least 120 days prior to the end of the applicable term. Each of the contracts provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract. Additionally, each contract provides for incentive cash bonus targets for each executive. Each of the Executive Officers will generally be entitled to the same benefits offered to the Company’s other executives. Each of the employment contracts provides for the payment of severance and the provision of certain other benefits in connection with certain termination events. The employment contracts also include confidentiality, non-compete and assignment of intellectual property covenants by each of the Executive Officers.

Litigation

In May 2008, Telekenex, Inc. (“Telekenex”), a customer, filed a complaint against the Company in the San Francisco County Superior Court alleging that the Company failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and the Company. Telekenex asserts in the complaint that it is entitled to such fiber optic capacity and unspecified damages. On September 29, 2008, we signed a settlement agreement with Telekenex pursuant to which we agreed to pay $0.35 million and provide Telekenex additional fiber access in order to resolve the dispute. Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex is required to dismiss the complaint

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010. Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services. Further, SBC will have a fixed minimum payment commitment, which declines over the contract term. SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment. The payment commitment may be satisfied by the existing services or SBC may order new services. Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement. The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008 ($3.2 at December 31, 2007), will be recorded as settlement revenue in the third quarter of 2008.

Exercise of Warrants

Under the terms of the Warrant Agreements described in Note 2, “Basis of Presentation and Significant Accounting Policies - Stock Warrants” and Note 9, “Stock-Based Compensation - Stock Warrants,” if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders were reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, were paid in cash. The expiration date for the five year warrants was September 8, 2008. Accordingly, five year warrants to purchase 158,874 shares of common stock were deemed exercised pursuant to the Net Exercise, of which 106,456 shares were issued to the warrant holders, 52,418 shares were returned to treasury and $4,295 was paid to recipients for fractional shares. In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3. In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems. Accordingly, the Company will take an impairment charge of $2.3 with respect to the abandonment, in the quarter ended September 30, 2008. Additionally, the Company accrued maintenance fees of $0.1 during the year ended December 31, 2007, which have not been paid.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Rights Agreement Amendment

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent.  The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006.

In connection with the Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”).  The dividend was paid on August 7, 2006 (the “Record Date”) to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $100.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

Until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Company’s Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. As discussed below, the definition of “Acquiring Person” was amended in August 2008.

The Rights are not exercisable until the Distribution Date.  The Rights will expire on August 7, 2009, unless the Rights are earlier redeemed or exchanged by the Company.

The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.  The Purchase Price payable, and the number of Preferred Shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Rights Agreement.

Preferred Shares purchasable upon exercise of the Rights will not be redeemable.  Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share.  In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100.00 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share.  Each Preferred Share will have 100 votes, voting together with the Common Shares.  Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount of consideration received per Common Share.  These rights are protected by customary anti-dilution provisions.  The Preferred Shares would rank junior to any other series of the Company’s preferred stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Shares, cash, debt, stock or a combination thereof in exchange for the Rights).  This right will terminate 60 days after the date on which the Rights become non-redeemable (as described below), unless there is an injunction or similar obstacle to exercise the Rights, in which event this right will terminate 60 days after the date on which the Rights again become exercisable.

At any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the final expiration date, the Company may redeem all, but not less than all, of the outstanding Rights at a price of $0.01 per Right (the “Redemption Price”). The Rights may also be redeemed at certain other times as described in the Rights Agreement. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Company’s Board of Directors without the consent of the holders of the Rights, except that from and after such time as the rights are distributed no such amendment may adversely affect the interest of the holders of the Rights other than the interests of an Acquiring Person or its affiliates or associates.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

On August 7, 2008, the Company entered into an amendment (“Rights Agreement Amendment”) to its Rights Agreement. The Rights Agreement Amendment was filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008. Also on August 7, 2008, the Company entered into a standstill agreement with JGD Management Corp., York Capital Management, L.P. and certain of their affiliated funds holding Company securities that are parties thereto (collectively, the “York Group”).

The Rights Agreement Amendment amends the Rights Agreement to, among other things, add an exception to the definition of “Acquiring Person” (as defined in the Rights Agreement) for an Excluded Stockholder and add a definition of “Excluded Stockholder.”   “Excluded Stockholder” is defined to mean the individually identified members of the York Group, funds and accounts managed by York Capital Management, L.P. that hold any Company securities and their respective affiliates and associates; provided, however, that, except as otherwise provided in the definition of “Acquiring Person,” none of the members of the York Group or their affiliates or associates will be an Excluded Stockholder if any such party, individually or collectively, become the beneficial owner of 20% or more of the outstanding Company common stock without the prior written consent of the Company.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2007, and 2006.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$57.5	$61.3	$67.3	$67.5
Costs of revenue	24.7	25.8	27.9	31.9 (*)
Selling, general and administrative expenses	19.7	18.3	22.6	20.3
Depreciation and amortization	11.5	12.0	12.0	12.0
Loss on litigation	—	—	—	11.7
Operating income (loss)	1.6	5.2	4.8	(8.4)
Other income (expense):
Gain on reversal of foreign currency translation adjustment from liquidation of subsidiary	—	—	—	10.3
Interest income	0.9	0.8	0.8	0.8
Interest expense	(0.6)	(0.6)	(0.5)	(0.6)
Other income (expense), net	1.6	(0.1)	1.4	0.9
Income before income taxes	3.5	5.3	6.5	3.0
Provision for income taxes	0.8	1.3	1.5	0.9
Net income	$2.7	$4.0	$5.0	$2.1

Basic income per share	$0.25	$0.37	$0.46	$0.19
Weighted average number of common shares	10,706,576	10,723,801	10,759,052	10,808,528

Diluted income per share	$0.22	$0.34	$0.41	$0.16
Weighted average number of common shares	12,009,158	12,036,781	12,213,649	12,377,018

(*)	Includes provision for equipment impairment of $2.2.

Fluctuations in revenue reported by period were impacted by termination revenue recognized by quarter as follows:

Quarter ended March 31, 2007	$0.6
Quarter ended June 30, 2007	$1.5
Quarter ended September 30, 2007	$5.6
Quarter ended December 31, 2007	$0.8

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

The operating results for the fourth quarter of 2006 reflect the gain on sales of the domestic data centers to unaffiliated third parties, three of which were sold in October 2006 and one of which was sold in November 2006. The fourth quarter of 2006 also includes the gain on the sale of AUK on November 15, 2006. AUK operated the Company’s data center in London, and was accounted for as a discontinued operation for all periods presented.

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

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified as of December 31, 2007 related to entity level controls, financial close and financial statement reporting processes and numerous financial statement areas, which indicate a pervasive lack of effective controls in the Company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in the audit of the 2007 financial statements.

The Company did not maintain, in all material respects, effective internal controls over financial reporting as of December 31, 2007. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company did not maintain an effective control environment. Specifically, the infrastructure was not adequate to support the activities of the Company’s accounting, financial reporting and disclosure responsibilities. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness. The Company’s independent registered public accounting firm’s report on internal controls over financial reporting, reflected below, included an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Remediation

Management is in the process of remediating the pervasive material weaknesses in its entity level controls, financial close and financial statement reporting processes and numerous financial statement areas. For the year ended December 31, 2007, the Company created a property and equipment sub-ledger and is in the process of converting those records to a more integrated sub-ledger system. Management has also commenced re-engineering efforts and is re-organizing departments to create more efficiency and lines of responsibility. Currently, the Company operates several disparate systems that produce financial information. The Company is investigating methods to integrate these systems or develop processes that better control information flow. The intention of these efforts is to develop stronger financial and operating and entity level controls, eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified as of December 31, 2007 related to entity level controls, financial close and financial statement reporting processes and numerous financial statement areas, which indicate a pervasive lack of effective controls in the Company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated September 29, 2008 on those financial statements.

In our opinion, AboveNet, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2007 and our report dated September 29, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
September 29, 2008

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

Michael J. Embler

Mr. Embler, 44, has been a member of the Board of Directors since September 2003 and is a member of the Governance and Nominating Committee. Since 2005, Mr. Embler has been the Senior Vice President and Chief Investment Officer at Franklin Mutual Advisers, LLC (“FMA”), a firm he joined in 2001 as Vice President. Funds managed by FMA collectively are the Company’s largest stockholder. From 1992 to 2001, Mr. Embler served in various management positions with Nomura Holding America, Inc., most recently as Managing Director. Mr. Embler has previously served as a Director of Grand Union Company and several other private companies. Mr. Embler holds a Bachelor’s degree from the State University of New York at Albany and a Master of Business Administration from George Washington University.

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

William G. LaPerch

Mr. LaPerch, 53, has been the President and Chief Executive Officer and a member of the Board of Directors of the Company since March 2004. From 1999 to March 2004, Mr. LaPerch served in various executive positions relating to the Company’s operations. From 1989 to 1999, Mr. LaPerch served as Vice President of Network Services for MCI where he managed that company’s local, long distance, data and Internet networks. Previously, Mr. LaPerch held executive positions at NYNEX. Mr. LaPerch is a graduate of the United States Military Academy at West Point, where he earned a Bachelor of Science degree in Engineering. Mr. LaPerch also received a Master of Business Administration from Columbia University.

Each of the members of the Board of Directors, other than Mr. LaPerch, was appointed in connection with the Company’s emergence from bankruptcy and will serve until a replacement is duly elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or the executive officers.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of August 31, 2008. Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	53	President and Chief Executive Officer, and Director
Robert Sokota	44	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Rajiv Datta	37	Senior Vice President and Chief Technology Officer
John Jacquay	56	Senior Vice President, Sales and Marketing
Douglas Jendras	41	Senior Vice President, Operations
Joseph P. Ciavarella	53	Acting Chief Financial Officer
Michael A. Doris	53	Former Senior Vice President and Chief Financial Officer

Information about Mr. LaPerch is set forth above in this Item 10 under “Directors.” The background information of our other executive officers is set forth below. Mr. Doris’ contract was terminated without cause on March 4, 2008.

Robert Sokota

Mr. Sokota, 44, is currently the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations. He became the Senior Vice President, General Counsel and Secretary in January 2001 and the Chief Administrative Officer in 2004. He originally joined the Company in January 2000 as Vice President, Legal. Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc. He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994. Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

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

John Jacquay

Mr. Jacquay, 56, joined the Company in 2004 as Senior Vice President, Sales and Marketing. From February 2002 to June 2004, Mr. Jacquay was the President of National Sales at XO Communications. Prior to joining XO Communications, Mr. Jacquay was Chairman and Chief Executive Officer of Pagoo, a Silicon Valley VOIP start-up. From 1985 to 1996, Mr. Jacquay was in charge of various regional and national sales organizations of MCI Telecommunications. From 1974 to 1985, Mr. Jacquay held various leadership positions in finance and sales with GTE Corp. Mr. Jacquay holds undergraduate degrees in Finance and Accounting, as well as an MSBA in Economics from Indiana University and is a Certified Public Accountant.

Douglas Jendras

Mr. Jendras, 41, joined the Company in January 2000, became the Vice President, Operations in July 2000 and was promoted to the position of Senior Vice President, Operations in May 2004. Mr. Jendras held various management positions at MCI Telecommunications where he worked in operations and business development from July 1991 to October 1999. He earned his Bachelor’s degree from the State University of New York at Albany and his Master of Business Administration in Financial Management from Pace University.

Joseph P. Ciavarella

Mr. Ciavarella, 53, a financial consultant who has provided consulting services to the Company since February 2007, was appointed as Acting Chief Financial Officer, effective March 4, 2008. Mr. Ciavarella has been an independent financial consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006.  From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President - Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company. Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of Painewebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division). He began his career at Touche Ross & Company (Deloitte & Touche, LLP) where he worked for over four years. Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

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

Corporate Governance

The Board of Directors and the committees of the Board of Directors met numerous times during 2007. The Board of Directors held nine meetings in 2007. In addition, the Company’s independent directors met a number of times in regularly scheduled executive sessions at which only independent directors were present. In 2007, the Company had a standing Audit Committee, Compensation Committee and Governance and Nominating Committee. The Company also had a Strategy Committee created in September 2007, which did not meet in 2007. The Company’s Special Independent Committee was disbanded in March 2007. The Audit Committee met four times in 2007. The Compensation Committee met seven times in 2007. The Governance and Nominating Committee did not meet in 2007. The Special Independent Committee met once in 2007. Each director attended 75% or more of the meetings of the Board of Directors and the committees on which they served.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the Investor Relations section of our website at www.above.net. The Code of Conduct can also be found through the Investor Relations section of our website. If a waiver of our Code of Conduct is granted to any of our directors or executive officers, we will promptly disclose the nature of the amendment or waiver on our website. In 2007, we combined the codes of conduct applicable to our U.S. based and non-U.S. based employees into a single uniform code of conduct. Prior to that time, our non-U.S. based employees were subject to a slightly modified version of the Code of Conduct intended to comply with their national laws and regulations. In August 2008, we amended the Code of Conduct to clarify that transactions in the Company’s securities between the Company and its employees should not be considered “trading” for the purpose of the Code of Conduct and are not otherwise prohibited by the Code of Conduct. The Board of Directors also granted waivers to the extent necessary for prior transactions in the Company’s securities between the Company and any of its employees. The amendment and waiver were promptly disclosed on the Company’s website.

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

Report of the Audit Committee

 Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for auditing those statements. In connection with the preparation of the December 31, 2007 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent registered public accountants the matters required to be discussed under standards of the PCAOB, including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written disclosures and the letter from the independent registered public accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as the same may be modified or supplemented, and has discussed with the independent auditors the firm’s independence.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved, that our audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the SEC.

THE AUDIT COMMITTEE
Jeffrey Brodsky, Chairman
Richard Postma
Richard Shorten, Jr.

Compensation Committee

The Compensation Committee consists of Messrs. Subotnick (Chairman), Postma and Shorten, each of whom satisfies the independence and other qualification requirements of NASDAQ rules. The Compensation Committee’s role is to establish and review our overall compensation philosophy and policies and to approve the compensation for the Company’s senior executive officers (including our executive officers named in the Summary Compensation table set forth below (the “named executive officers”)) and related matters. In this regard, the Compensation Committee approves the Company’s overall bonus plan, grants all equity compensation and approves salary changes for senior executive officers. The Compensation Committee meets several times during the year, and the Compensation Committee Chairman periodically reports on Compensation Committee actions and recommendations at Board meetings. In addition, the Compensation Committee unofficially conferred without the participation of management in executive session on a number of occasions. The Committee has the power to retain the services of outside counsel, advisors, experts and others to assist the Committee. In May 2008, the Committee retained Strategic Apex Group, LLC to provide it assistance in setting executive and management compensation for 2008 and beyond.

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

The Governance and Nominating Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. At such time as it is necessary to nominate a candidate for director, the Governance and Nominating Committee also intends to consider such factors as whether the candidates possess relevant expertise upon which to be able to offer advice and guidance to management, have sufficient time to devote to our affairs, have demonstrated excellence in his or her field, have the ability to exercise sound business judgment and have the commitment to rigorously represent the long-term interests of our stockholders. However, the Governance and Nominating Committee retains the right to modify these qualifications from time to time.

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

Pursuant to the Standstill Agreement dated August 2003 between the Company and John W. Kluge, the trust established pursuant to that certain Trust Agreement dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge as grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank as trustees (the “Kluge Trust”) and Stuart Subotnick, for so long as the Kluge Trust or its affiliates, beneficially owns 7.50% or more of the issued and outstanding common stock of the Company, the Governance and Nominating Committee shall nominate one individual designated by the Kluge Trust to the Board. The individual designated by the Kluge Trust must be reasonably acceptable to the Governance and Nominating Committee. Mr. Subotnick has served as the designee of the Kluge Trust since the effectiveness of our Plan of Reorganization. In April 2008, the Standstill Agreement was amended to make JWK Enterprises, LLC, an entity controlled by John W. Kluge, which also acquired the Kluge Trust’s ownership interests in the Company, a party to the Standstill Agreement entitled to the rights and subject to the obligations thereunder. The Standstill Agreement expired on September 8, 2008.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2007, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely except that (i) Forms 4 for the named executive officers were not timely filed with respect to shares delivered on December 28, 2007, pursuant to vested restricted stock units; (ii) a late Form 4 was filed relating to the acquisition of shares of our common stock on September 7, 2007 by FMA; and (iii) a late Form 4 was filed relating to the adjustment of shares of common stock, five year warrants and seven year warrants received by the Kluge Trust in connection with the final determination of allowed claims under the Plan of Reorganization, in September 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goal of our compensation program is to improve our financial and operational performance and thereby increase value for our stockholders. Our compensation program is designed to provide certain fixed base salary compensation, to provide variable compensation linked to measures of our performance that contribute to increased value and to provide compensation in the form of equity to align the interests of our employees with those of our shareholders. Our compensation program for employees takes into account the following goals: enhancing shareholder value; enabling us to attract and retain top quality employees; rewarding successful performance and providing appropriate relative internal compensation balance among our employees.

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

In setting 2007 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our shareholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	a significant portion of the overall 2007 compensation was represented by variable, performance-based pay.

The total compensation levels for the named executive officers are comparable to those of compensation levels of senior executives at comparable companies in our industry. This determination is based in part on the Compensation Committee’s review in 2007 of the compensation of senior executives of other peer group companies in the telecommunications industry, consisting of Global Crossing, Time Warner Telecom, XO Communications, Broadwing, FiberNet, Neon, Cogent and Savvis.

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
•
providing information to the Compensation Committee related to compensation to our employees and on one occasion in 2007 comparative information on the compensation of executives at the peer group companies listed above;

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

The Compensation Committee has the authority to retain outside compensation consultants to assist it in setting our compensation policies, and did so in May 2008.

Setting Named Executive Officer Compensation

 In setting the annual base salary for the named executive officers in 2007, other than the Chief Executive Officer, the Chief Executive Officer recommended base salaries to the Compensation Committee, which amounts were approved by the Compensation Committee. The Chief Executive Officer also recommended the annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee. The Compensation Committee set the annual base salary and incentive cash bonus for the Chief Executive Officer. In 2007, the Chief Executive Officer (except with respect to his own grants) recommended certain grants of restricted stock units for certain executives, including the named executive officers, which were approved by the Compensation Committee.

We have employment agreements with each of the named executive officers, except for Mr. Ciavarella, our Acting Chief Financial Officer, who is retained pursuant to a consulting agreement, and Mr. Doris, whose employment with the Company terminated on March 4, 2008. The contracts in place in 2007 (the “Prior Employment Agreements”) were scheduled to expire in September, 2008.

In September 2008, the Company entered into new employment agreements with Mr. LaPerch, President and Chief Executive Officer, Mr. Sokota, Senior Vice-President, General Counsel, Secretary and Chief Administrative Officer, Mr. Datta, Senior Vice-President and Chief Technology Officer, Mr. Jacquay, Senior Vice-President, Sales and Marketing and Mr. Jendras, Senior Vice-President of Operations (the “September 2008 Employment Agreements”). Each of the September 2008 Employment Agreements is for a term which ends November 16, 2011 with automatic extensions for an additional one-year period unless cancelled by the executive or the Company in writing at least 120 days prior to the end of the term. Each of the September 2008 Employment Agreements provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract, and provides for incentive cash bonus targets. Additionally, each executive officer will generally be entitled to the same benefits offered to the Company’s other executives. Each of the September 2008 Employment Agreements provides for payment of severance and the provision of other benefits in connection with certain termination events, as provided below, and includes confidentiality, non-compete and assignment of intellectual property covenants by each of the executive officers.

The September 2008 Employment Agreements provide that in the event that a named executive officer’s employment is terminated prior to the end of the term of employment:

•
without “cause” (as defined therein) by the Company or he terminates his employment for “good reason” (as defined therein), the named executive officer will be entitled to one year’s base salary, any accrued but unpaid base salary, earned but unpaid bonus, pro rated bonus for the year of termination (assuming 100% of the target is achieved), accrued paid time off and one year’s continuation of health and welfare benefits;

•
upon “disability” (as defined therein) or death, the named executive officer or his beneficiaries will be entitled to any accrued but unpaid base salary, earned but unpaid bonus, pro rated bonus for the year of termination (assuming 100% of the target is achieved), accrued paid time off and one year’s continuation of health and welfare benefits; or

•
for cause by the Company or he terminates his employment without good reason, the named executive officer will be entitled to any accrued but unpaid base salary, accrued paid time off and any accrued benefits under the Company’s health and welfare plans.

Base Salary

The base salaries provided to the named executive officers are intended to retain such executives and provide them with a firm base of compensation. Base salaries of the named executive officers are intended to relate to their corresponding level of authority, responsibilities, experience and past achievement. Base salaries are reviewed annually, but are not automatically increased if we believe that the existing base salary is appropriate or if other compensation is better suited to reward prior accomplishments. The Prior Employment Agreements provide for base salaries minimums that can be increased by us. The base salaries of the following named executive officers were increased as of March 1, 2007 as follows:

Name	From	To
Rajiv Datta	$256,500	$282,150
Douglas Jendras	$248,250	$263,145

The increases for Mr. Datta and Mr. Jendras were provided to keep pace with compensation paid to similarly situated employees at the peer group companies listed above and to reward exceptional performance. No named executive officer received a base salary increase in March 2008.

In connection with the execution of the September 2008 Employment Agreements, the base salaries of the following named executive officers were increased effective September 2, 2008 (with the exception of Mr. Sokota’s base salary of $315,000, which did not increase):

Name	From	To
William J. LaPerch	$500,000	$550,000
John Jacquay	$290,000	$300,000
Rajiv Datta	$282,150	$290,000
Douglas Jendras	$263,145	$280,000

Incentive Cash Bonus Program

The 2007 annual incentive cash bonus program for U.S. based employees was designed to incentivize employees towards the common goal of maximizing our earnings before interest, taxes, depreciation and amortization (“EBITDA”). A bonus pool calculation was approved for various target levels of achieved adjusted EBITDA. Each adjusted EBITDA target level provided for a bonus percentage for each employment level tier. The bonus pool was determined by multiplying the applicable bonus percentages by the 2007 earnings of the eligible employees in each employee tier. An additional discretionary amount was also provided for achieving certain adjusted EBITDA targets. To calculate adjusted EBITDA, we added back to EBITDA certain expenses relating to the SEC investigation, the historical financial statement audits and certain non-cash expenses, including share-based compensation expenses. These adjustments totaled $13.5 million in 2007. The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our achieving adjusted EBITDA of $69.7 million, surpassing the adjusted EBITDA target in 2007 of $53.6 million. We believe that the achievement of the annual adjusted EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

With the exception of Mr. Jacquay, the Prior Employment Agreements do not set any specific amount of annual incentive cash bonus, but provide for such amounts to be set by the Company’s Compensation Committee. In 2007, Mr. Jacquay’s employment agreement was amended to provide that he was entitled to an annual cash bonus of $250,000 in the event that the Company met the bonus objective set by the Compensation Committee. As a result, for 2007, $250,000 of Mr. Jacquay’s bonus was non-discretionary and the Compensation Committee approved the payment of an additional discretionary bonus of $125,000. All such amounts are included in the Summary Compensation Table below. Management makes the determination of bonus payments for the Company’s employees who are not named executive officers.  Employees eligible to participate in our sales compensation plan were generally not eligible to participate in the incentive cash bonus program except to the extent that an employee served in both a sales and non-sales role.

Our 2007 bonus pool for U.S. based employees was determined based upon adjusted EBITDA achieved in 2007. In accordance with the Compensation Committee’s determination, incentive cash bonuses for 2007 for employees were paid on March 15, 2008.  Payments to the named executive officers were as follows:

Name	Bonus
William G. LaPerch	$225,000
Michael A. Doris	$150,000
Robert Sokota	$175,000
John Jacquay	$375,000
Rajiv Datta	$175,000
Douglas Jendras	$175,000

In setting annual incentive bonus amounts for the named executive officers, we consider a number of factors including the extent to which the named executive officer (a) contributed to the achievement of our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals. Pursuant to the September 2008 Employment Agreements, target bonuses for Messrs. LaPerch, Sokota, Datta and Jendras were set at 35% of base salary. Mr. Jacquay’s target bonus was set at $250,000.

Our U.K. based employees receive quarterly incentive cash bonuses based upon the achievement of quarterly adjusted EBITDA targets and other quantitative and qualitative factors. Incentive cash bonuses paid in the U.K. are approved by our senior management.

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

On August 7, 2007 equity compensation was granted to our named executive officers. Each of Messrs. Doris, Sokota, Jacquay, Datta and Jendras was granted 10,000 restricted stock units, which vested on the first anniversary of the date of grant. Mr. LaPerch was granted 20,000 restricted stock units under the same terms.

During 2006, all named executive officers who had previously been granted stock units agreed to defer the delivery of the stock underlying vested stock units from April 15, 2007 until August 15, 2007. The delivery was further delayed to December 28, 2007. Our named executive officers had previously agreed to defer the delivery of the stock underlying vested stock units from January 3, 2005 until April 15, 2007. Pursuant to the stock unit agreements between our named executive officers and us, in the event that at the time of the delivery of the stock underlying the stock units the stock is not covered by an applicable registration statement or the stock has not been listed on NASDAQ or other comparable exchange, at the named executive officer’s request, we are obligated to purchase sufficient shares of stock from such executives as is necessary to cover the executives’ minimum tax withholding obligations. In December, 2007, we delivered 310,719 shares of common stock to certain employees (including the named executive officers) and former employees, which represented shares underlying all vested restricted stock units at such date of which 303,369 were delivered on December 28, 2007. We purchased an aggregate 129,816 shares from these individuals at $75.00 per share, the closing market price of our common stock on such date, in order to provide them with funds sufficient to satisfy minimum tax withholding obligations and provide these individuals with sufficient funds to meet our estimates of their residual income tax obligations (at their highest marginal tax rates). The aggregate value of the shares purchased by us of $9.7 million was charged to treasury stock. We decided to purchase these shares because the delivery of the shares underlying the stock units triggered significant tax obligations for the employees, and the employees were unable to sell the shares to third parties due to various securities law restrictions in order to pay their income tax obligations.

Stock options granted to employees are granted on the date the Compensation Committee meets and approves such grants. Meetings were scheduled for such times as management and Compensation Committee members believed appropriate, often immediately before or after the meetings of the Board of Directors. The exercise price of such stock options granted was the closing price of our common stock as reported by NASDAQ on the grant date. Generally, stock options granted in 2007 and 2006 were scheduled to vest on the first anniversary of the grant date. In 2007, grants of stock options were made on March 21, 2007 and July 18, 2007. In 2006, grants of stock options were made on April 26, July 19, October 5 and December 6. Previously, we had granted stock options that vested over a three year period, with one-third of the grant vesting on each of the first, second and third anniversaries of the grant. In 2006, we changed our policy, subject to exception, to issue only one year grants (of one-third the previous grant amounts) in order to reduce the number of options granted and preserve shares available for future issuance under the 2003 Stock Incentive Plan. Stock options granted to our executives contain various vesting acceleration provisions in connection with the termination of the employee’s employment with the Company and, for certain named executive officers, as described below, upon a change of control of the Company.

Grants of restricted stock units were generally scheduled to vest over a four year period with one quarter of the grant amount vesting on each of the first, second, third and fourth anniversary of the grant date, or alternatively, for stock units granted shortly after our emergence from bankruptcy protection in September 2003, one fifth of the grant amount vested on each of the grant date and the first, second, third and fourth anniversaries of the grant date. Stock units have been granted only to our senior executives and in 2007, certain members of management and to all non-employee directors. During 2006 and 2007, we made certain grants of restricted stock units with vesting periods ranging from one to two years. All grants of restricted stock units contain various acceleration provisions in connection with the termination of the employee’s employment with the Company upon a change of control of the Company.

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors. Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan. Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis. 750,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms. The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

On September 8, 2008, Mr. LaPerch was granted 50,000 restricted stock units, which vest 15,000 on the first anniversary of the date of grant, 5,000 on the second anniversary of the date of grant and 30,000 on the third anniversary of the date of grant. Mr. LaPerch is also eligible to earn up to an additional 7,000 restricted stock units in each of 2010, 2011 and 2012 based on certain performance targets for fiscal years 2009, 2010 and 2011. Each of Messrs. Sokota, Jacquay, Datta, and Jendras were granted 35,000 restricted stock units, which vest 10,500 on the first anniversary of the date of grant, 3,500 on the second anniversary of the date of grant and 21,000 on the third anniversary of the date of grant.

Upon the occurrence of a termination of the named executive officers’ employment by the Company without cause or by the named executive officer for good reason or in the event of a change in control, or certain other events, all unvested restricted stock units granted to the named executive officers will vest.

On September 8, 2008, Messrs. Brodsky, Embler, Postma, Shorten and Subotnick were granted 500 restricted stock units and options to purchase 1,000 shares of common stock. All such grants vest on the first anniversary of the date of grant.

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

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees. We provide very limited perquisites to the named executive officers, less than $10,000 in total in 2007. The only perquisites consisted of the payment for the participation of the spouses of certain named executive officers at our annual President’s Club retreat, which for 2007 was held in Orlando, Florida, and a gross up to cover the taxes on such payment. We believed that the participation of these named executive officers’ spouses was important for the success of this event, particularly in light of the relative cost, and wanted to ensure their attendance.

Severance

Severance amounts for our named executive officers due under the Prior Employment Agreements are discussed below under, “Potential Payments Upon Termination or Change-in-Control.”  In the event of a termination without cause by the Company or termination for good reason by the named executive officer, the named executive officer would have been entitled to one year’s base salary, a bonus relating to the portion of the year worked, any accrued but unpaid bonus from the prior year, salary through the date of termination, one year’s benefits and full or partial vesting of unvested stock options or stock units. Mr. Jacquay’s employment agreement was amended in 2007 to make it consistent with those of other named executive officers by providing for the payment of a pro rata bonus for the year of termination.

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

Post-Employment Restrictions

Under their Prior Employment Agreements, Messrs. LaPerch, Doris and Sokota had each agreed that they will not compete with us for nine months following termination of their employment and will not solicit any of our customers or employees for one year following such termination.

Under their Prior Employment Agreements, Mr. Datta and Mr. Jendras had each agreed that they will not compete with us for three months following termination of their employment and will not solicit any of our customers or employees for six months following such termination.

We believe that these post-employment restrictions on the named executive officers provide us with some protection against the ability of the named executive officers to compete with us, and thereby possibly limit our ability to succeed after the termination of their employment.

Mr. Jacquay’s Prior Employment Agreement did not contain any post-employment restrictions on his ability to compete with us or to solicit our customers or employees.

Pursuant to the September 2008 Employment Agreements, Messrs. LaPerch, Sokota, Jacquay, Datta and Jendras have agreed that they will not compete for six months following termination of their employment and will not solicit any employees or customers of ours in competition with us for one year following termination of their employment.

Stock Purchase and Sale Guidelines

In compliance with U.S. securities laws and regulations, our policies prohibit employees and directors from purchasing or selling our securities to third parties to the extent that they are in possession of material non-public information. The shares of stock issued under our Equity Incentive Plan have not been covered by a registration statement under the Securities Act of 1933. Certain shares delivered to employees may, however, be sold pursuant to certain exceptions under the Securities Act of 1933. Except for transactions with the Company, no current named executive officers have purchased or sold our securities since our emergence from bankruptcy protection. We expect to seek registration of certain shares at such time as we become current with our periodic filing obligations under the Exchange Act. Prior to that time, we plan to adopt additional rules related to the purchase and sale of our securities by our employees including our named executive officers. We have no executive stock ownership guidelines for directors or executive officers.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers. The compensation paid to certain of our senior executive officers in 2007 exceeded the $1 million threshold under Section 162(m). Accordingly, some of their non-cash compensation will not be deductible for federal and state income tax purposes. We believe that the limitation on the tax deductibility of such compensation will have a limited effect on the Company’s ultimate income tax liability given the availability of prior net operating losses.

Compensation Committee Report*

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers who served as such during the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

William G. LaPerch, President and Chief	2007	$500,000	$225,000	$831,240	$—	$—	$—	$19,717	(3)	$1,575,957
Executive Officer	2006	500,000	265,000	209,500	20,415	—	—	18,777	(10)	1,013,692

Michael A. Doris,	2007	327,200	150,000	461,968	—	—	—	17,981	(4)	957,149
Former Senior Vice President	2006	318,867	125,000	172,301	16,842	—	—	17,678	(11)	650,688
and Chief Financial Officer (5)

Robert Sokota,	2007	315,000	175,000	461,968	—	—	—	17,023	(6)	968,991
Senior Vice President,	2006	315,000	130,000	172,301	16,842	—	—	16,435	(12)	650,578
General Counsel,
Chief Administrative Officer and Secretary

John Jacquay	2007	290,000	375,000	653,650	82,221	—	—	18,137	(7)	1,419,008
Senior Vice President,	2006	287,500	275,000	309,900	150,022	—	—	18,085	(13)	1,040,507
Sales & Marketing

Rajiv Datta	2007	277,875	175,000	505,038	6,073	—	—	16,912	(8)	980,898
Senior Vice President	2006	254,000	160,000	183,290	24,419	—	—	15,455	(14)	637,164
Chief Technology Officer

Douglas Jendras	2007	260,662	175,000	480,492	6,073	—	—	16,831	(9)	939,058
Senior Vice President,	2006	246,250	130,000	157,040	24,419	—	—	15,350	(15)	573,059
Operations

(1)
Restricted stock units were granted on August 7, 2007 to Mr. LaPerch (20,000) and Messrs. Doris, Sokota, Jacquay, Datta and Jendras (10,000 each). These restricted stock units, other than those granted to Mr. Doris, vested on August 7, 2008. Those granted to Mr. Doris vested on March 4, 2008 upon the termination of his contract in accordance with the terms of the grant. These amounts do not reflect actual value realized by the recipient. In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2007 for stock awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), excluding any estimate for forfeitures. No restricted stock units were granted in 2006. On December 28, 2007, common shares were delivered to each of the named executive officers pursuant to vested restricted stock units as follows:

	Shares Delivered	Shares Purchased by the Company	Total
William G. LaPerch	28,825	21,175	50,000
Michael A. Doris	23,707	17,415	41,122
Robert Sokota	23,041	18,081	41,122
John Jacquay	17,988	12,012	30,000
Rajiv Datta	15,758	12,367	28,125
Douglas Jendras	13,548	9,952	23,500

No stock awards were forfeited by the named executive officers in 2007. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
No options awards were granted in 2007 and 2006. The amounts shown for prior grants do not reflect actual value realized by the recipient. In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2007 for option awards in accordance with FAS 123R, excluding any estimate for forfeitures. No option awards were forfeited by the named executive officers in 2007. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Includes health and welfare benefits of $12,539, life insurance premiums of $2,891, disability premiums of $1,014, 401(k) match of $2,250 and other of $1,023.

(4)	Includes health and welfare benefits of $12,539, life insurance premiums of $2,892, disability premiums of $300, and 401(k) match of $2,250.

(5)	Mr. Doris’ contract was terminated without cause on March 4, 2008.

(6)	Includes health and welfare benefits of $12,295 life insurance premiums of $1,185, disability premiums of $300, 401(k) match of $2,250 and other of $993.

(7)	Includes health and welfare benefits of $12,539, life insurance premiums of $3,448, disability premiums of $997, and other of $1,153.

(8)	Includes health and welfare benefits of $12,546, life insurance premiums of $1,015, disability premiums of $951, 401(k) match of $2,250 and other of $150.

(9)	Includes health and welfare benefits of $12,450, life insurance premiums of $1,049, disability premiums of $932, 401(k) match of $2,250 and other of $150.

(10)	Includes health and welfare benefits of $12,337, life insurance premiums of $2,821, disability premiums of $917, 401(k) match of $1,125 and other of $1,577.

(11)	Includes health and welfare benefits of $12,404, life insurance premiums of $2,821, disability premiums of $273, 401(k) match of $1,125 and other of $1,055.

(12)	Includes health and welfare benefits of $12,348, life insurance premiums of $1,151, disability premiums of $567, 401(k) match of $1,125 and other of $1,244.

(13)	Includes health and welfare benefits of $12,404, life insurance premiums of $3,377, disability premiums of $913, and other of $1,391.

(14)	Includes health and welfare benefits of $12,411, life insurance premiums of $1,015, disability premiums of $904, and 401(k) match of $1,125.

(15)	Includes health and welfare benefits of $12,315, life insurance premiums of $1,015, disability premiums of $895, and 401(k) match of $1,125.

Grants of Plan-Based Award

We made grants of restricted stock units under our Equity Incentive Plan to our named executive officers during the year ended December 31, 2007 as follows:

Named Executive Officer	Number of RSUs Granted	Grant Date	Scheduled Vesting Date	Grant Date Fair Value
William G. LaPerch	20,000	August 7, 2007	August 7, 2008	$1,650,000
Michael A. Doris	10,000	August, 7, 2007	August 7, 2008*	$825,000
Robert Sokota	10,000	August 7, 2007	August 7, 2008	$825,000
John Jacquay	10,000	August 7, 2007	August 7, 2008	$825,000
Rajiv Datta	10,000	August 7, 2007	August 7, 2008	$825,000
Douglas Jendras	10,000	August 7, 2007	August 7, 2008	$825,000

* Mr. Doris’s stock award was fully vested upon the modification and termination of his contract on March 4, 2008. All of the other RSUs in the above table vested on August 7, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2007. This table excludes restricted stock units granted to Mr. LaPerch (50,000 plus an additional 7,000 per year under his three year contract, subject to the achievement of certain goals) and Messrs Sokota, Jacquay, Datta and Jendras (35,000 each) in September 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options or Undelivered Restricted Stock Units (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William G. LaPerch	20,000	(1)	──	──	$20.95	09/10/13	──		──	$	──	$	──
	20,000	(6)	──	──	──	──	20,000	(6)	1,560,000		──		──

Michael A. Doris	16,500	(1)	──	──	$20.95	09/10/13	──		──		──		──
	10,000	(7)	──	──	──	──	10,000	(7)	780,000		──		──

Robert Sokota	16,500	(1)	──	──	$20.95	09/10/13	—		──		──		──
	10,000	(6)	──	──	──	──	10,000	(6)	780,000		──		──

John Jacquay	25,000	(2)	──	──	$36.50	06/01/14	—		—		──		──
	7,000	(4)	──	──	$25.00	12/19/15	—		—		──		──
	10,000	(6)	──	──	──	──	10,000	(6)	780,000		──		──
	10,000	(8)	──	──	──	──	10,000	(8)	780,000		──		──

Rajiv Datta	10,000	(1)	──	──	$20.95	09/12/13	—		—		──		──
	4,000	(3)	──	──	$36.50	05/13/14	—		—		──		──
	80	(5)	──	──	$25.00	12/19/15	—		—		──		──
	1,875	(9)	──	──	──	──	1,875	(9)	146,250		──		──
	10,000	(6)	──	──	──	──	10,000	(6)	780,000		──		──

Douglas Jendras	10,000	(1)	──	──	$20.95	09/12/13	──		──		──		──
	4,000	(3)	──	──	$36.50	05/13/14	──		──		──		──
	80	(5)	──	──	$25.00	12/19/15	──		──		──		──
	2,500	(9)	──	──	──	──	2,500	(9)	195,000		──		──
	10,000	(6)	──	──	──	──	10,000	(6)	780,000		──		──

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

(5)	Represents options to purchase an equivalent number of shares of AboveNet’s common stock. The options vested in three equal installments on December 19, 2005, May 13, 2006 and May 13, 2007.

(6)
Represents restricted stock units granted August 7, 2007 to Mr. LaPerch (20,000), Mr. Sokota (10,000), Mr. Datta (10,000), Mr. Jacquay (10,000) and Mr. Jendras (10,000). These restricted stock units vested on August 7, 2008.

(7)	Mr. Doris’ contract was terminated on March 4, 2008, at which time the 10,000 restricted stock units granted on August 7, 2007 became vested.

(8)	These restricted stock units vested June 1, 2008.

(9)	These restricted stock units vested May 13, 2008.

Option Exercises and Stock Vested During Fiscal 2007

 Mr. Doris’ contract was terminated March 4, 2008. In connection with the termination, Mr. Doris’ 10,000 restricted stock units became vested.

There were no options exercised by any of the Company's named executive officers during 2007.

Pension Benefits - Fiscal 2007

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2007.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change-in-Control

The below tables reflect payments to be made upon termination or change in control based upon the Prior Employment Agreements, which were in effect on December 31, 2007. Each of the named executive officers (except for Mr. Doris, whose contract was terminated on March 4, 2008) entered into a September 2008 Employment Agreement with the Company on September 2, 2008.

William G. LaPerch

The following table shows the potential payments upon termination or a change of control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/07 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$725,000	(1)	$725,000	(1)	$225,000	$225,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	1,560,000		1,560,000		1,560,000	1,560,000
Benefits and Perquisites	—	—	—	13,553		13,553		—	—
Life Insurance	—	—	—	2,891	(4)	2,891	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$2,301,444		$2,301,444		$1,785,000	$2,785,000

(1)	Represents one year of severance at Mr. LaPerch’s 2007 annual base salary plus his 2007 bonus of $225,000.

(2)	All options to purchase common stock granted to Mr. LaPerch were vested as of December 31, 2007.

(3)
Pursuant to the terms of the stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death and upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 20,000 shares = $1,560,000 at 100% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Michael A. Doris (6)

The following table shows the potential payments upon termination or a change of control of the Company for Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)(6)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/07 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$477,200	(1)	$477,200	(1)	$150,000	$150,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	780,000		780,000		780,000	780,000
Benefits and Perquisites	—	—	—	12,839		12,839		—	—
Life Insurance	—	—	—	2,892	(4)	2,892	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,272,931		$1,272,931		$930,000	$1,930,000

(1)	Represents one year of severance at Mr. Doris’ 2007 annual base salary plus his 2007 bonus of $150,000.

(2)	All options to purchase common stock granted to Mr. Doris were vested as of December 31, 2007.

(3)
Pursuant to the terms of the stock unit agreement, Mr. Doris’ unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 shares = $780,000 at 100% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Doris’ beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

(6)
On March 4, 2008, Mr. Doris’ employment contract was modified and then terminated. Pursuant to the modification, the Company agreed to pay Mr. Doris upon termination (i) $327,200, (ii) all salary and bonuses earned but not yet paid, (iii) all accrued and unused paid time off days, and (iv) health and welfare benefits for eighteen (18) months, and to execute and deliver a consulting agreement with Mr. Doris. The consulting agreement provides that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris shall be paid (i) $6,292.31 per week and (ii) to the extent not previously paid under Mr. Doris’ employment agreement, (a) a bonus of $50,000 (the “2006 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC a Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $50,000 (the “2007 Filing Bonus”) within ten (10) days after the Company completes and files with the SEC either a Form 10-K or a Form 8-K with respect to the Company’s fiscal year ended December 31, 2007, and in the event that the 2006 Filing Bonus has not been paid as of the time that the 2007 Filing Bonus is paid, then the 2006 Filing Bonus shall be paid at such time as well. In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) shall be delivered to Mr. Doris on January 5, 2009 and (ii) the Company shall repurchase at the market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units. The aggregate value of the benefits received were as follows:

Salary and Bonuses	$603,430
Accrued Paid Time Off	10,535
Consulting Fee	245,400
Restricted Stock	730,000	*
Benefits and Perquisites	28,616
Life Insurance	4,658
Total	$1,622,639

* Based upon the closing price of AboveNet’s stock on March 4, 2008.

Robert Sokota

The following table shows the potential payments upon termination or a change of control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/07 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$490,000	(1)	$490,000	(1)	$175,000	$175,000
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	780,000		780,000		780,000	780,000
Benefits and Perquisites	—	—	—	12,595		12,595		—	—
Life Insurance	—	—	—	1,185	(4)	1,185	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,283,780		$1,283,780		$955,000	$1,955,000

(1)	Represents one year of severance at Mr. Sokota’s 2007 annual base salary plus his 2007 bonus of $175,000.

(2)	All options to purchase common stock granted to Mr. Sokota were vested as of December 31, 2007.

(3)
Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 shares = $780,000 at 100% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

John Jacquay

The following table shows the potential payments upon termination or a change of control of the Company for John Jacquay, the Company’s Senior Vice President, Sales and Marketing, as if such termination had taken place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/07 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$290,000	(1)	$665,000	(2)	$—	$—
Stock Options (3)	—	—	—	—		—		—	—
Restricted Stock (4)	—	—	—	1,560,000		1,170,000		1,560,000	1,560,000
Benefits and Perquisites	—	—	—	—		—		—	—
Life Insurance	—	—	—	—		—		—	1,000,000	(5)
Total	$—	$—	$—	$1,850,000		$1,835,000		$1,560,000	$2,560,000

(1)	Represents one year of severance at Mr. Jacquay’s 2007 annual base salary.

(2)
Represents one year of severance at Mr. Jacquay’s 2007 annual base salary plus his 2007 bonus of $375,000. Mr. Jacquay’s contract provides for accrued unpaid bonuses for the year of termination if terminated without cause within one year of a change-in-control.

(3)	All options to purchase common stock granted to Mr. Jacquay were vested at December 31, 2007.

(4)
Pursuant to the terms of the June 1, 2004 stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death and 50% vested upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 shares = $780,000 at 100% vesting, and $78.00 x 5,000 shares = $390,000 at 50% vesting). Pursuant to the August 7, 2007 stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested upon a change-in-control, death, disability or termination without cause. The shares underlying the restricted stock units have been valued in the above table at the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 = $780,000 at 100% vesting).

(5)	Upon his death, Mr. Jacquay’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Rajiv Datta

The following table shows the potential payments upon termination or a change of control of the Company for Rajiv Datta, the Company’s Senior Vice President and Chief Technology Officer, as if such termination had taken place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/06 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$360,250	(1)	$360,250	(1)	$—	$—
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	889,688		926,250		889,688	926,250
Benefits and Perquisites	—	—	—	8,998		8,998		—	—
Life Insurance	—	—	—	676	(4)	676	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,259,612		$1,296,174		$889,688	$1,926,250

(1)	Represents eight months of severance based upon Mr. Datta’s 2007 annual base salary plus his 2007 bonus of $175,000.

(2)	All options to purchase common stock granted to Mr. Datta were vested at December 31, 2007.

(3)
Pursuant to the terms of the May 13, 2004 stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested upon a change-in-control or death and 75% vested if he was terminated without cause or for disability. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 1,875 shares = $146,250) at 100% vesting and $78.00 x 1,406 shares = $109,688 at 75% vesting). Pursuant to the August 7, 2007 stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested upon a change-in-control, death, disability or termination without cause. The shares underlying the restricted stock units have been valued in the above table at the December 31,2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 = $780,000 at 100% vesting).

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Douglas Jendras

The following table shows the potential payments upon termination or a change of control of the Company for Douglas Jendras, the Company’s Senior Vice President, Operations, as if such termination had taken place on December 31, 2007.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/07 ($)	For Cause Termination on 12/31/07 ($)	Without Cause Termination on 12/31/07 ($)		Change-in-Control and Termination on 12/31/07 ($)		Disability on 12/31/07 ($)	Death on 12/31/07 ($)

Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$305,331	(1)	$305,331	(1)	$—	$—
Stock Options (2)	—	—	—	—		—		—	—
Restricted Stock (3)	—	—	—	877,500		975,000		877,500	975,000
Benefits and Perquisites	—	—	—	6,691		6,691		—	—
Life Insurance	—	—	—	524	(4)	524	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,190,046		$1,287,546		$877,500	$1,975,000

(1)	Represents six months of severance based upon Mr. Jendras’ 2007 annual base salary plus his 2007 bonus of $175,000.

(2)	All options to purchase common stock granted to Mr. Jendras were vested at December 31, 2007.

(3)
Pursuant to the terms of the May 13, 2004 stock unit agreement, Mr. Jendras’ unvested restricted stock units would become 100% vested upon a change-in-control or death and 50% vested if he was terminated without cause or for disability. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2007 closing market price of our common stock of $78.00 per share ($78.00 x 2,500 shares = $195,000 at 100% vesting and $78.00 x 1,250 shares = $97,500 at 50% vesting). Pursuant to the August 7, 2007 stock unit agreement, Mr. Jendras’ unvested restricted stock units would become 100% vested upon a change-in-control, death, disability or termination without cause. The shares underlying the restricted stock units have been valued in the above table at the December 31,2007 closing market price of our common stock of $78.00 per share ($78.00 x 10,000 = $780,000 at 100% vesting).

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

Non-employee members of the Board are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears. In addition, the Chairperson of the Board receives an additional annual retainer of $30,000 and the Chairperson of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears. Non-employee members of the Board are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour. Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour. The Chairperson of the Strategy Committee, which was created in September 2007, is entitled to an annual retainer of $80,000 payable quarterly in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Mr. Embler contributes all of his director’s fees received to the funds managed by FMA holding Company securities.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Jeffrey Brodsky	$122,500	(1)(2)	$240,625	$—	$—	$—	$—	$363,125
Michael J. Embler	77,000	(1)	$240,625	—	—	—	—	$317,625
Richard Postma	90,000	(1)	$240,625	—	—	—	—	$330,625
Richard Shorten, Jr.	131,500	(1)(3)	$240,625	—	—	—	—	$372,125
Stuart Subotnick	86,000	(1)	$240,625	—	—	—	—	$326,625
	$507,000		$1,203,125	$—	$—	$—	$—	$1,710,125

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.

(2)	Includes $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.

(3)	Includes $40,000 for services performed as Chairman of the Strategy Committee.

(4)
On August 7, 2007, each of Messrs. Brodsky, Embler, Postma, Shorten and Subotnick was granted 7,000 restricted stock units, which vested on August 7, 2008. These amounts do not reflect actual value realized by the recipient. No value was realized by any directors in 2007. In accordance with the SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2007 for such restricted stock units in accordance with FAS 123R, excluding any estimate for forfeitures. No option awards were granted in 2007 and no awards were forfeited by the non-employee directors in 2007. For additional information on the valuation assumptions underlying the value of these awards, see Note 9, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Pursuant to FMA’s internal policy, all non-cash compensation issued to Mr. Embler in connection with his service on the Board of Directors will be distributed directly to funds managed by FMA holding Company securities, when so available.

The above table excludes reimbursements for Board related expenses totaling $6,451.

Compensation Committee Interlocks and Insider Participation

During 2007, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten), (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements. During 2007, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2008, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of August 31, 2008.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	2,468,229	(2)	22.6%

Fiber LLC 2300 Carillow Point Kirkland, WA 98033	1,514,191	(3)	14.1%

JGD Management Corp. and affiliated persons c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	1,606,052	(4)	14.7%

JWK Enterprises, LLC c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	1,220,304	(5)	11.3%

Stonehill Capital Management LLC and affiliated persons 805 Third Avenue, 30th Floor New York, NY 10022	845,203	(6)	7.9%

Jeffrey Brodsky	10,000	(7)	*

Michael Embler	—	(8)	*

Richard Postma	10,000	(7)	*

Richard Shorten, Jr.	10,000	(7)	*

Stuart Subotnick	10,000	(7)	*

William G. LaPerch	68,825	(9)	*

Michael A. Doris	50,207	(10)	*

Robert Sokota	49,541	(11)	*

John Jacquay	65,984	(12)	*

Rajiv Datta	40,919	(13)	*

Douglas Jendras	39,069	(14)	*

Joseph P. Ciavarella	—		*

All directors and executive officers as a group (twelve persons)	354,545	(15)	3.2%

 *Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 10,974,760 shares of common stock outstanding as of August 31, 2008 plus, with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock within 60 days of August 31, 2008.

(2)
Includes 2,363,463 shares of common stock and seven year warrants to purchase 94,766 shares of common stock at $24 per share. Franklin Mutual Advisors, LLC (“FMA”) has sole voting and investment discretion over these securities pursuant to investment management contracts. FMA disclaims beneficial ownership of the shares owned by its investment management clients. Mr. Embler disclaims beneficial ownership of all shares described above. Also includes options to purchase 3,000 shares of common stock granted to Mr. Embler, which he holds as a nominee of FMA and disclaims any beneficial ownership and 7,000 restricted stock units granted to Mr. Embler on August 7, 2007, which vested on August 8, 2008, which he holds as a nominee of FMA and disclaims any beneficial ownership. All the common stock is beneficially owned by one or more open-end investment companies or other accounts managed by FMA. Excludes 500 restricted stock units and options to purchase 1,000 shares of common stock granted to Mr. Embler on September 8, 2008, which vest on the first anniversary of the date of grant.

(3)	Based on information contained in a Form 4 filed with the Securities and Exchange Commission on December 26, 2007 by Fiber LLC, Craig McCaw and Eagle River Holdings, LLC.

(4)
Based on information contained in the Schedule 13G (Amendment No. 6) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on August 8, 2008.  Includes (i) 103,378 shares of common stock and warrants to purchase 18,889 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 343,900 shares of common stock and warrants to purchase 9,637 shares of common stock directly owned by York Investment Limited (“York Investment”); (iii) 190,780  shares of common stock and warrants to purchase 34,244 shares of common stock directly owned by York Select, L.P. (“York Select”); (iv) 64,811 shares of common stock and warrants to purchase 20,521 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (v) 202,940  shares of common stock and warrants to purchase 50,431 shares of common stock directly owned by York Select Unit Trust (“York Select Trust”); (vi) 138,444 shares of common stock and warrants to purchase 9,505 shares of common stock directly owned by York Global Value Partners, L.P. (“York Global Value”); (vii) 161,821 shares of common stock and warrants to purchase 2,055 shares of common stock directly owned by York Enhanced Strategies Fund, LLC (“York Enhanced Strategies”);  (viii) 572 shares of common stock directly owned by York Long Enhanced Fund, L.P. (“York Long Enhanced”) (ix) 138,999 shares of common stock and warrants to purchase 44,012 shares of common stock directly owned by York Credit Opportunities Unit Trust (“York Unit Trust”) and (x) 67,272 shares of common stock and warrants to purchase 3,841 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Select, York Credit Opportunities, York Global Value and York Long Enhanced and the managers of York Investment, York Select Trust and York Enhanced Strategies have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(5)
Includes 1,194,182 shares of common stock and seven year warrants to purchase 26,122 shares of common stock at $24 per share. During 2008, the Kluge Trust transferred its ownership interest in the Company to JWK Enterprises, LLC, an entity affiliated with John W. Kluge.

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

(7)
Includes fully vested options to purchase 3,000 shares of common stock and 7,000 shares underlying restricted stock units. Excludes 500 restricted stock units and options to purchase 1,000 shares of common stock granted September 8, 2008, which vest on the first anniversary of the date of grant.

(8)
In accordance with FMA’s internal policy, all cash and non-cash compensation issued to Mr. Embler in connection with his service on the Board of Directors will be distributed directly to advisory clients of FMA when so available. See footnote (2) above.

(9)
Includes 28,825 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 20,000 shares of common stock and 20,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 50,000 restricted units granted September 8, 2008, of which 15,000 are scheduled to vest on the anniversary of the date of grant, 5,000 are scheduled to vest on the second anniversary of the date of grant and 30,000 are scheduled to vest on the third anniversary of the date of grant. Additionally, this amount excludes 21,000 restricted stock units that Mr. LaPerch may earn in 2010, 2011 and 2012 based upon the achievement of certain performance targets.

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

(11)
Includes 23,041 shares underlying restricted stock units delivered on December 28, 2007, fully vested and exercisable options to purchase 16,500 shares of common stock and 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(12)
Includes 17,988 shares delivered on December 28, 2007, pursuant to vested restricted stock units, 5,996 shares delivered on June 1, 2008, pursuant to vested restricted stock units, fully vested and exercisable options to purchase 32,000 shares of common stock and 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(13)
Includes 15,758 shares delivered on December 28, 2007, pursuant to vested restricted stock units, 1,081 shares delivered on May 13, 2008, pursuant to vested restricted stock units, fully vested and exercisable options to purchase 14,080 shares of common stock and 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(14)
Includes 13,548 shares delivered on December 28, 2007, pursuant to vested restricted stock units, 1,441 shares delivered on May 13, 2008, pursuant to vested restricted stock units, fully vested and exercisable options to purchase 14,080 shares of common stock and 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(15)
Includes 131,385 shares delivered on December 28, 2007, pursuant to vested restricted stock units, fully vested and exercisable options to purchase 128,160 shares of common stock, 10,000 restricted stock units, which vested on March 4, 2008 upon Mr. Doris’ employment contract termination and 88,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008. Excludes 190,000 restricted stock units granted September 8, 2008, of which 57,000 are scheduled to vest on the first anniversary of the date of grant, 19,000 are scheduled to vest on the second anniversary of the date of grant and 114,000 are scheduled to vest on the third anniversary of the date of grant.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

 The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2007.

Plan category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units (2)	Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column) (3)
Equity compensation plan approved by security holders	—	$—	—
Equity compensation plan not approved by security holders	701,822	27.48	11,293
Total	701,822	$27.48	11,293

(1)	Excludes shares available under the 2008 Equity Incentive Plan, described below.

(2)	Includes 229,875 shares of common stock underlying restricted stock units. The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(3)	Excludes warrants granted to creditors as part of settled bankruptcy claims, as follows:

	Weighted Average Exercise Price	Total Warrants Originally Issued	Warrants Exercised as of December 31, 2007	Unexercised Warrants Outstanding at December 31, 2007
Five year stock purchase warrants	$20.00	709,459	33,119	676,340
Seven year stock purchase warrants	$24.00	834,658	29,097	805,561

The above table does not take into consideration five year warrants to purchase 10 shares of common stock and seven year warrants to purchase 12 shares of common stock that were unclaimed and were cancelled at the conclusion of our bankruptcy case and five year warrants to purchase 25 shares of common stock that were cancelled in accordance with instructions from the warrant holder.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, would be paid in cash. The expiration date for the five year warrants was September 8, 2008. Accordingly, five year warrants to purchase 158,874 shares of common stock were deemed exercised pursuant to the Net Exercise, of which 106,456 shares were issued to the warrant holders, 52,418 shares were returned to treasury and $4,295 was paid to recipients for fractional shares. In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from the warrant holder.

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors. Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan. Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis. 750,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms. The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

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

In determining the independence of Mr. Brodsky, the Board took into account that the Company made a payment of $1.5 million to Comdisco Holding, Inc. in March 2004 at a time when Mr. Brodsky served as a member of the Board of Directors of Comdisco. Mr. Brodsky resigned from the Board of Directors of Comdisco in July 2004. The payment to Comdisco was made pursuant to a settlement agreement between Comdisco and us that related to a dispute that arose prior to our bankruptcy filing. Mr. Brodsky had no involvement in the settlement of such dispute, the settlement agreement of which was approved by the United States Bankruptcy Court for the Southern District of New York. The payment by the Company to Comdisco represented less than 2% of Comdisco’s fiscal 2004 revenue.

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer. We invoiced US Signal for fiber services totaling $104,150 in 2005, $111,360 in 2006 and $274,557 in 2007. Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers. Mr. Postma had no involvement in the negotiation of these fiber services agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by BDO Seidman, LLP through August 31, 2008 for each of the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$1,180,465	$3,800,802
Audit Related Fees	—	—
Tax Fees	—	412,030
All Other Fees	1,500	12,850
Total	$1,181,965	$4,225,682

The table below represents fees incurred by service year (when the service was provided) for each relevant audit period. We recognize audit fees in our operating results as the services are provided. The information for 2008 is for services rendered through August 31, 2008.

	Year Incurred
	2008	2007	2006	Total
Audit Fees 2003 - 2005	$—	$3,891,443	$1,955,490	$5,846,933
Audit Fees 2006	1,835,720	1,772,182	192,900	3,800,802
Audit Fees 2007	860,465	320,000	—	1,180,465
Tax Fees	—	388,930	23,100	412,030
All Other Fees	1,500	10,850	2,000	14,350
Total	$2,697,685	$6,383,405	$2,173,490	$11,254,580

Audit Fees. As discussed in Item 9, “Changes In and Disagreements With Accountants on Accounting and Financial Disclosure,” in August 2006, BDO Seidman, LLP (“BDO”) was engaged to audit the Company’s financial statements as of December 31, 2006, 2005, 2004 and 2003 and for each of the fiscal years ended December 31, 2006, 2005, 2004 and for the period from September 8, 2003 to December 31, 2003. In May 2008, BDO was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2007. The Audit Fees for the years ended December 31, 2007 and 2006, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit Related Fees. Audit Related Fees are typically for due diligence related to mergers and acquisitions. There were no such fees for the years ended December 31, 2007 and 2006.

Tax Fees. Tax Fees for the years ended December 31, 2007 and 2006 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to mergers and acquisitions.

All Other Fees. These fees were for consulting services related to certain compensatory stock matters for the years ended December 31, 2007 and 2006.

Auditor Independence.   The Audit Committee has considered the non-audit services provided by BDO Seidman, LLP and determined that the provision of such services had no effect on BDO Seidman, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audits and, except as provided below, non-audit services provided by BDO Seidman, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO Seidman’s independence. The Audit Committee will only pre-approve services, which it believes will not impair BDO Seidman’s independence. The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit related services. All services are subsequently communicated to the Audit Committee.

All non-audit services were preapproved.

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

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

The audits referred to in our report dated September 29, 2008, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, NY
September 29, 2008

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
2007
Reserve for uncollectible accounts and sales credits	$1.2	$0.5	$—	$(1.0)	$0.7
Deferred tax valuation allowance	$809.6	$—	$—	$(8.7)	$800.9
2006
Reserve for uncollectible accounts and sales credits	$1.8	$0.5	$—	$(1.1)	$1.2
Deferred tax valuation allowance	$729.2	$80.4	$—	$—	$809.6
2005
Reserve for uncollectible accounts and sales credits	$1.3	$0.3	$0.2	$—	$1.8
Deferred tax valuation allowance	$757.4	$—	$—	$(28.2)	$729.2

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

3.2	Amended and Restated Bylaws adopted as of September 8, 2003 (incorporated herein by reference to Form 8-A filed with the Securities and Exchange Commission on September 8, 2003).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 4, 2006).

4.1		Form of Specimen Common Stock Certificate (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

4.2
Standstill Agreement dated as of August 2003, by and between Metromedia Fiber Network, Inc., John W. Kluge, the trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

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

4.5
Registration Rights Agreement dated as of March 1, 2004, by and among AboveNet, Inc. and Fiber LLC, Franklin Mutual Advisers, LLC and the Trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

4.6
Rights Agreement dated as of August 3, 2006, between AboveNet, Inc. and American Stock Transfer & Trust Company, including Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 4, 2006).

4.7
Amendment to Rights Agreement dated as of August 7, 2008, between AboveNet, Inc. and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

4.8
Standstill Agreement dated as of August 7, 2008, by and among AboveNet, Inc., JGD Management Corp., HFR ED Select Fund IV Master Trust, Lyxor/York Fund Limited, Permal York Limited, York Capital Management, L.P., York Credit Opportunities Fund, L.P., York Credit Opportunities Unit Trust, York Enhanced Strategies Fund, LLC, York Global Value Partners, L.P., York Investment Limited, York Long Enhanced Fund, L.P., York Select, L.P., York Select Unit Trust and certain accounts managed by JGD Management Corp. that hold securities of AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

4.9
Amendment No. 1 to the Standstill Agreement dated as of April 25, 2008, by and among AboveNet, Inc., John W. Kluge, that certain Fourteenth Restatement of Trust Agreement, dated May 30, 1984, between John W. Kluge, as Grantor, and John W. Kluge and JP Morgan Chase Bank, N.A. of New York, as original trustees, dated April 4, 2008, Stuart Subotnick and JWK Enterprises LLC.

10.1
Agreement of Lease dated as of December 30, 1994, by and between Hudson Telegraph Associates L.P., as Landlord and F. Garofalo Electric Co., Inc. and National Fiber Network, Inc., as Tenant, and Letter dated as of July 1, 2005 regarding transfer of property ownership from Hudson Telegraph Associates, L.P. to Hudson Owner LLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

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
Fiber Lease Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002, February 14, 2003 and October 8, 2007 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.6	**
Collocation and Maintenance Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002 and February 14, 2003 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.7	*	2003 Incentive Stock Option and Stock Unit Grant Plan (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.8	*
Employment Agreement made on August 29, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of January 1, 2004 and December 30, 2005 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.9	*
Employment Agreement made on August 31, 2003, and effective as of the effective date of the Second Amended Plan of Reorganization of Metromedia Fiber Network, Inc., dated July 1, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendment dated as of December 30, 2005 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

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
Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.12	*
Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.13	*
Stock Option Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendment dated as of March 4, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.14	*
Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and William G. LaPerch, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.15	*
Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Robert J. Sokota, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.16	*
Stock Unit Agreement dated as of September 10, 2003, by and between AboveNet, Inc. and Michael A. Doris, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.17	*
Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendment dated as of December 30, 2005 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.18	*
Employment Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas Jendras, including amendment dated as of December 30, 2005 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.19	*
Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.20	*
Stock Option Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.21	*
Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.22	*
Stock Unit Agreement dated as of September 12, 2003, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.23	*
Stock Unit Agreement dated as of December 19, 2003, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.24	*
Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.25	*
Stock Option Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.26	*
Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Rajiv Datta, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.27	*
Stock Unit Agreement dated as of May 13, 2004, by and between AboveNet, Inc. and Douglas M. Jendras, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.28	*
Employment Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and August 27, 2007 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.29	*
Stock Option Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.30	*
Stock Unit Agreement dated as of June 1, 2004, by and between AboveNet, Inc. and John Jacquay, including amendments dated as of December 30, 2005 and December 30, 2006 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.31	*
Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.32	*
Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.33	*
Stock Option Agreement dated as of December 19, 2005, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.34
Asset Purchase Agreement dated as of September 27, 2006, by and between AboveNet Communications, Inc. and Digital Above, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 4, 2006).

10.35	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.36	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.37	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Michael A. Doris, including amendment dated as of March 4, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 10, 2008).

10.38	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.39	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.40	*
Stock Unit Agreement dated as of August 7, 2007, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

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

10.45	*	AboveNet, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2008).

10.46	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.47	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.48	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.49	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.50	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.51	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch.

10.52	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch.

10.53	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota.

10.54	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay.

10.55	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta.

10.56	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras.

10.57	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky.

10.58	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler.

10.59	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma.

10.60	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.61	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick.

10.62	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky.

10.63	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler.

10.64	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma.

10.65	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.66	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick.

10.67
Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent.

10.68		Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement.

16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated August 18, 2006 (incorporated by reference from Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 23, 2006).

21.1		Subsidiaries.

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: September 29, 2008	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 2008	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 29, 2008	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 29, 2008	By:	/s/ Jeffrey Brodsky
Jeffrey Brodsky Director

Date: September 29, 2008	By:	/s/ Michael J. Embler
Michael J. Embler Director

Date: September 29, 2008	By:	/s/ Richard Postma
Richard Postma Director

Date: September 29, 2008	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: September 29, 2008	By:	/s/ Stuart Subotnick
Stuart Subotnick Director

EXHIBIT LIST

Exhibit No.		Description of Exhibit

4.9
Amendment No. 1 to the Standstill Agreement dated as of April 25, 2008, by and among AboveNet, Inc., John W. Kluge, that certain Fourteenth Restatement of Trust Agreement, dated May 30, 1984, between John W. Kluge, as Grantor, and John W. Kluge and JP Morgan Chase Bank, N.A. of New York, as original trustees, dated April 4, 2008, Stuart Subotnick and JWK Enterprises LLC.

10.51	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch.

10.52	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch.

10.53	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota.

10.54	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay.

10.55	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta.

10.56	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras.

10.57	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky.

10.58	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler.

10.59	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma.

10.60	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.61	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick.

10.62	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky.

10.63	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler.

10.64	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma.

10.65	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.66	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick.

10.67
Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent.

10.68		Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement.

21.1	Subsidiaries.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Acting Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.