Form 10-Q
period 2008-03-31
ABOVENET INC
filed 2009-02-06
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23269

AboveNet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	11-3168327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 31, 2008, was 11,358,301.

Table of Contents

 ABOVENET, INC.

INDEX
		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of March 31, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Operations (Unaudited)
	Three month periods ended March 31, 2008 and 2007	4

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Three month period ended March 31, 2008	5

	Consolidated Statements of Cash Flows (Unaudited)
	Three month periods ended March 31, 2008 and 2007	6

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three month periods ended March 31, 2008 and 2007	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	43

Signatures		44

Exhibit Index		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$66.2	$45.8
Restricted cash and cash equivalents	5.2	4.9
Accounts receivable, net of allowances of $0.9 and $0.7 at March 31, 2008 and December 31, 2007, respectively	24.4	18.4
Prepaid costs and other current assets	9.6	12.3
Total current assets	105.4	81.4

Property and equipment, net of accumulated depreciation and amortization of $181.7 and $172.6 at March 31, 2008 and December 31, 2007, respectively	357.8	347.7
Other assets	4.9	3.2
Total assets	$468.1	$432.3

LIABILITIES:
Current liabilities:
Accounts payable	$10.6	$7.9
Accrued expenses	70.0	78.3
Deferred revenue—current portion	25.4	20.8
Total current liabilities	106.0	107.0

Note payable	24.0	—
Deferred revenue	98.1	91.7
Other long-term liabilities	9.2	9.9
Total liabilities	237.3	208.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 10,835,940 issued and 10,690,236 outstanding as of March 31, 2008, and 10,833,049 issued and 10,687,956 outstanding as of December 31, 2007	0.1	0.1
Additional paid-in capital	257.9	253.7
Treasury stock at cost, 145,704 and 145,093 shares at March 31, 2008 and December 31, 2007, respectively	(10.3)	(10.2)
Accumulated other comprehensive loss	(7.8)	(7.4)
Accumulated deficit	(9.1)	(12.5)
Total shareholders’ equity	230.8	223.7
Total liabilities and shareholders’ equity	$468.1	$432.3

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$70.9	$57.5

Costs of revenue (excluding depreciation and amortization, shown separately below)	30.8	24.7
Selling, general and administrative expenses	24.8	19.7
Depreciation and amortization	12.6	11.5

Operating income	2.7	1.6

Other income (expense):
Interest income	0.5	0.9
Interest expense	(0.7)	(0.6)
Other income, net	1.5	1.6

Income before income taxes	4.0	3.5

Provision for income taxes	0.6	0.8

Net income	$3.4	$2.7

Income per share, basic:
Basic income per share	$0.32	$0.25

Weighted average number of common shares	10,722,975	10,706,576

Income per share, diluted:
Diluted income per share	$0.28	$0.22

Weighted average number of common shares	12,238,498	11,994,061

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2008	10,833,049	$0.1	145,093	$(10.2)	$253.7	$(7.4)	$(12.5)	$223.7
Issuance of common stock from exercise of warrants	1,391	—	—	—	—	—	—	—
Issuance of common stock from vested restricted stock	1,500	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	611	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	(0.4)	—	(0.4)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	4.2	—	—	4.2
Net income	—	—	—	—	—	—	3.4	3.4
Balance at March 31, 2008	10,835,940	$0.1	145,704	$(10.3)	$257.9	$(7.8)	$(9.1)	$230.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$3.4	$2.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12.6	11.5
Provision for bad debts	0.2	0.1
Non-cash stock-based compensation expense	4.2	0.9
(Gain) loss on sale or disposition of property and equipment, net	(1.4)	0.1
Changes in operating working capital:
Accounts receivable	(3.2)	1.0
Prepaid costs and other current assets	2.7	(1.3)
Accounts payable	2.7	(4.9)
Accrued expenses	(3.4)	(1.3)
Other assets	(0.1)	0.5
Deferred revenue and other long-term liabilities	7.4	1.9
Net cash provided by operating activities	25.1	11.2
Cash flows provided by (used in) investing activities:
Proceeds from sales of property and equipment	1.6	—
Proceeds from sale of discontinued operations	—	1.3
Purchases of property and equipment	(28.2)	(16.5)
Net cash used in investing activities	(26.6)	(15.2)
Cash flows provided by (used in) financing activities:
Proceeds from note payable, net of financing costs	22.3	—
Change in restricted cash and cash equivalents	(0.3)	0.5
Purchase of treasury stock	(0.1)	—
Net cash provided by financing activities	21.9	0.5
Effect of exchange rates on cash	—	—
Net increase (decrease) in cash and cash equivalents	20.4	(3.5)
Cash and cash equivalents, beginning of period	45.8	70.7
Cash and cash equivalents, end of period	$66.2	$67.2

Supplemental cash flow information:
Cash paid for interest	$0.2	$0.1
Cash paid for income taxes	$0.7	$1.5

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$3.4	$2.7
Foreign currency translation adjustments	(0.4)	0.1
Comprehensive income	$3.0	$2.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 1:    BACKGROUND AND ORGANIZATION

Business

AboveNet, Inc. (together with its subsidiaries, the “Company”) is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure and co-location services to communications carriers and corporate and government customers, principally in the United States (“U.S.”) and United Kingdom (“U.K.”).

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

The Plan of Reorganization governed the treatment of claims against and interest in each of the Debtors.  Under the Plan of Reorganization, creditors of the Debtors received the following distributions, as set forth in greater detail therein:

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
•
Unsecured note holder claims and general unsecured claims of MFN were settled by the issuance of 1,685,433 shares of common stock, the right to purchase an allocated percentage of shares of common stock at $29.9543 per share, five year stock warrants to purchase 709,459 shares of common stock at $20.00 per share (which expired on September 8, 2008) (see Note 15, “Subsequent Events - Exercise of Warrants”) and seven year stock warrants to purchase 834,658 shares of common stock at $24.00 per share (expiring September 8, 2010), and certain avoidance proceeds collected by the Company.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven year stock purchase warrants to purchases 834,658 shares of common stock exercisable at a price of $24.00 per share. In addition, 1,064,956 shares of common stock were reserved for issuance under the Company’s 2003 Equity Incentive Plan. See Note 6, “Stock-Based Compensation.”  In July 2008, in connection with the conclusion of the bankruptcy case, 862 shares were unclaimed and cancelled and five year warrants to purchase 10 shares of common stock and seven year warrants to purchase 12 shares of common stock were determined to be undeliverable and were cancelled.  See Note 15, “Subsequent Events - Exercise of Warrants” and “Rights Agreement Amendments,” for further discussion.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003. Although the Effective Date of the Plan of Reorganization was September 8, 2003, the Company accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires the Company to allocate the reorganization value of its assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  The Company developed a set of financial projections which were utilized by an expert to assist the Company in estimating the fair value of its assets and liabilities. The expert utilized various valuation methodologies, including, (1) a comparison of the Company and its projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to the Company, and (3) a calculation of the enterprise value based upon the future cash flows based upon the  Company’s projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities.  The reorganization value was allocated by the Company to its assets and liabilities based upon their fair values.  The Company engaged an independent appraiser to assist the Company in determining the fair market value of its property and equipment.  The determination of fair values of assets and liabilities was subject to significant estimates and assumptions.  The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following:  (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital, and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the three months ended March 31, 2008 and 2007, the Company included the receipts of bankruptcy claim settlements relating to former customers’ contract terminations as termination revenue. Termination revenue is reported together with other service revenue, and amounted to $0.3 and $0.6 for the three months ended March 31, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS No. 153”).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three months ended March 31, 2008 and 2007.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor amounted to $2.7 and $2.1 for the three months ended March 31, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $0.7 for each of the three months ended March 31, 2008 and 2007. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.2 ($0.1 on a net book value basis) for the three months ended March 31, 2008.  To the extent relocations require only the movement of existing network infrastructure; the related costs are generally included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects.  The Company did not record any capitalized interest during the three months ended March 31, 2008 and 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007.  There were no provisions for impairment recorded in the three months ended March 31, 2008 and 2007.

Treasury Stock

Treasury stock is accounted for under the cost method.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning and removal of equipment; restoration of leased facilities and removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.6 and $6.1 at March 31, 2008 and December 31, 2007, respectively, of which $3.7 and $3.3, respectively, were included in “Accrued expenses,” and $2.9 and $2.8, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.05 for the three months ended March 31, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

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

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provisions for domestic taxes have been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (all or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the domestic liability.

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor were any interest expense recognized during the three months ended March 31, 2008 and 2007.  The tax expense is primarily due to current federal income taxes and minimum state and local income taxes.

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss).  The Company’s foreign exchange transaction gains (losses) are generally included in “other income, net” in the consolidated statements of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 6, “Stock-Based Compensation”).

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 allowed companies to estimate forfeitures or recognize the impact of forfeitures as they occur.  As the Company recognized the impact of forfeitures as they occur upon adoption of SFAS No. 123, the adoption of SFAS No. 123(R) did result in different accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted during the period:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	—
Expected volatility	—	80.00%
Risk-free interest rate	—	4.43%
Expected life (years)	—	5.00
Weighted average fair value of options granted	—	$37.47

There were no stock options granted during the three months ended March 31, 2008.

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period (see Note 6, “Stock-Based Compensation”).

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (which expired on September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise in accordance with the terms of the warrant.  Stock warrants to purchase shares of common stock exercised totaled 1,391 and 1,079 shares of common stock during the three months ended March 31, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the unexercised warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, not to exercise its warrants. Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.  The expiration date for the five year warrants was September 8, 2008 and the Company exercised the unexercised five year warrants pursuant to Net Exercise.  See Note 15, “Subsequent Events - Exercise of Warrants.”

Derivative Financial Instruments

The Company utilized a derivative instrument, an interest rate swap, to mitigate the Company's exposure to interest rate risk effective August 4, 2008.  See Note 15, “Subsequent Events – Bank Financing.”  The Company will account for this derivative instrument under the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swap was considered a cash flow hedge and was 100% effective.  Accordingly, changes in the fair value of derivatives will be recorded each period in accumulated other comprehensive income (loss).  Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, will be recognized in current period earnings.  This amount will be reclassified into earnings as the underlying forecasted transactions occur.  The mark-to-market value of the cash flow hedge was recorded in other non-current assets or other long-term liabilities and the offsetting gains or losses in accumulated other comprehensive loss.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for cash and cash equivalents effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  SFAS No. 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:
Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s investment in overnight money market institutional funds, which amounted to $59.9 and $40.9 at March 31, 2008 and December 31, 2007, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

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

The Company contributed $0.5 for each of the three months ended March 31, 2008 and 2007, net of forfeitures for its obligations under these plans.

Taxes Collected from Customers

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company adopted SFAS No. 157 on January 1, 2008 with respect to its financial assets and liabilities, as discussed above.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations,” SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The Company is still evaluating the impact of SFAS No. 141(R); however, the adoption of this statement is not expected to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company is still evaluating the impact SFAS No. 160 will have, but the Company does not expect it to have a material impact on its financial position or results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, (“SAB No. 110”).  SAB No. 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by SAB No. 107.  Under SAB No. 110 and SAB No. 107, a company is able to use the “simplified” method in developing an estimate of expected term based on the date of exercise of “plain vanilla” share options.  SAB No. 110 allows companies, which do not have sufficient historical experience, to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company will continue to use the “simplified” method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110.  SAB No. 110 was effective for the Company on January 1, 2008.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, (“FSP No., FAS 157-2”).  FSP No., FAS 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

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

In April 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”).  EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  Adopting EITF No. 07-05 will not have a material impact on the Company's financial position and results of operations.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”). EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company does not expect its adoption will have a material impact on its financial position or results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”).  EITF No. 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of EITF No. 03-6-1.  The Company is currently evaluating the impact, if any, that the adoption of EITF No. 03-6-1 will have on its financial position and results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3:  SECURED CREDIT FACILITY

On February 29, 2008, the Company, excluding certain foreign subsidiaries, obtained a $60 senior secured credit facility (the “Secured Credit Facility”) from Societe Generale and CIT Lending Services Corporation (the “Lenders”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The Secured Credit Facility is secured by substantially all of the Company’s assets.  The Term Loan was comprised of $24, which was advanced at closing, and up to $18, which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility. The Company paid a non-refundable work fee of $0.1 to the Lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to the unaffiliated third party financial advisor who assisted the Company with the Secured Credit Facility.  Additionally, the Company will be liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of undrawn amounts under the Secured Credit Facility.  Interest will accrue at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent (Societe Generale), at the Company’s option, plus the applicable margins, as defined under the Secured Credit Facility.  Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20.  The Company had $24 outstanding under the Term Loan at March 31, 2008.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.  See Note 15, “Subsequent Events - Bank Financing,” for a discussion of the increase to the Secured Credit Facility.

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure certain performance obligations, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit expires May 1, 2009 and is expected to be renewed.

NOTE 4:  INCOME TAXES

The provision for the income taxes is comprised of the following:

	Three Months Ended March 31,
	2008	2007
Current	$0.6	$0.8
Deferred	—	—
Total income tax provision	$0.6	$0.8

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At March 31, 2008 and December 31, 2007, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

As of December 31, 2007, the Company has domestic NOL carryforwards of $686.9, of which approximately $202.0 may be used and subject to annual limitation of $8.1 pursuant to the ownership change rules under Internal Revenue Code Section 382, and foreign NOL carryforwards of $184.5.  Certain of these NOL carryforwards begin to expire in 2024.  Additionally, approximately $165.0 of 2008 tax depreciation deductions is also subject to limitation because of the ownership change.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2001 to 2007. The statute of limitations for these years will begin to expire in 2011.

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 10,722,975 and 10,706,576 for the three months ended March 31, 2008 and 2007, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,238,498 and 11,994,061 for the three months ended March 31, 2008 and 2007, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended March 31, 2008, potentially dilutive securities to acquire 7,450 shares of common stock were excluded from the calculation of income per common share as they were anti-dilutive.  There were no potentially dilutive securities excluded from the calculation of income per share for the three months ended March 31, 2007.

NOTE 6:   STOCK-BASED COMPENSATION

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense for each period relate to share-based awards granted under AboveNet, Inc.’s 2003 Stock Incentive Plan and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At March 31, 2008, the Company had 12,318 share-based awards available for issuance under the 2003 Stock Incentive Plan.  See Note 15, “Subsequent Events - Adoption of 2008 Equity Incentive Plan,” for additional discussion.

Stock Options

During the three months ended March 31, 2008, the Company did not award any stock options. During the three months ended March 31, 2007, the Company awarded options to purchase 13,475 shares of common stock, which have a ten year life, vested on the first anniversary date of the grant and have a per share exercise prices of $56.00.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.9 and $0.3 for the three months ended March 31, 2008 and 2007, respectively.  The non-cash stock-based compensation expense for the three months ended March 31, 2008 includes $0.7 incurred with respect to the modification of certain options to purchase common stock (see Note 9, “Employment Contract Termination”).

Restricted Stock Units

The Company did not award any restricted stock units during the three months ended March 31, 2008 and 2007.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $3.3 and $0.6 for the three months ended March 31, 2008 and 2007, respectively.  Included in the expense for the three months ended March 31, 2008 is a charge of $0.1 with respect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements, as provided by SFAS No. 123(R).  There was no such amount incurred in the three months ended March 31, 2007.

NOTE 7:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss. Under the Company’s Plan of Reorganization, essentially all claims against the Company’s U.S. subsidiaries that arose prior to the confirmation of the Plan of Reorganization on August 21, 2003, were discharged in accordance with the Plan of Reorganization.  A summary of the treatment of claims in the bankruptcy proceeding is provided in Note 1 above.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN. A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees. Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network. In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 in the three months ended December 31, 2007, of which $0.8 was paid in 2007 and $10.9 was included in accrued expenses on the consolidated balance sheet at December 31, 2007.  The Company had $8.9 included in accrued expenses at March 31, 2008.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal. In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.5 for each of the three months ended March 31, 2008 and 2007.

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008 ($3.2 at December 31, 2007), will be recorded as termination revenue in the three months ended September 30, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 8:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for the three months ended March 31, 2008.  There were no such sales in the three months ended March 31, 2007.  No amounts were outstanding at each of March 31, 2008 and December 31, 2007.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

NOTE 9:   EMPLOYMENT CONTRACT TERMINATION

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated. Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months and executed and delivered a consulting agreement with Mr. Doris.  The consulting agreement provided that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) his annual salary of $0.3 pro rated per week for nine months; and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris was $1.6, which was recognized in selling, general and administrative expenses for financial statement purposes during the three months ended March 31, 2008.  Additionally, the Company incurred non-cash stock-based compensation expense of $0.7 with respect to the modification of Mr. Doris’ vested options to purchase common stock (see Note 6, “Stock-Based Compensation – Stock Options”).

NOTE 10:  SEGMENT REPORTING

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended March 31,
	2008	2007
Revenue
United States	$63.2	$51.8
United Kingdom	8.8	6.3
Eliminations	(1.1)	(0.6)
Consolidated Worldwide	$70.9	$57.5

	March 31, 2008	December 31, 2007
Long-lived assets
United States	$327.1	$317.3
United Kingdom	30.6	30.3
Other	0.1	0.1
Consolidated Worldwide	$357.8	$347.7

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 11: OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended March 31,
	2008	2007
Gain on legal settlement	$—	$0.6
Gain on foreign currency	0.1	0.1
Gain (loss) on disposition of property and equipment	1.4	(0.1)
Gain on leased asset termination	—	0.3
Gain on settlement of customer amounts due	—	0.4
Other	—	0.3
Total	$1.5	$1.6

NOTE 12: COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

In September 2008, the Company was notified by the Internal Revenue Service (the “IRS”) that the IRS was proposing the reclassification of certain individuals, classified by the Company as independent contractors, to employees and assessing related payroll taxes and penalties totaling $0.3.  The Company disputed this position citing relief provided by IRC Section 530 and IRC Section 3509.  On January 13, 2009, the IRS made a settlement offer to the Company that the Company is reviewing.

New York City Franchise Agreement

As a result of certain ongoing litigation with a third party, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) has informed us that they have temporarily suspended any discussions regarding renewals of telecommunications franchises in the City of New York. As a result, it is our understanding that DOITT has not renewed any recently expired franchise agreement, including our franchise agreement which expired on December 20, 2008. Prior to the expiration of our franchise agreement, we sought out and received written confirmation from DOITT that our franchise agreement provides a basis for us to continue to operate in the City of New York pending conclusion of renewal discussions.  We intend to continue to operate under our expired franchise agreement pending any renewal. We believe that a number of other operators in the City of New York are operating on a similar basis. Based on our discussions with DOITT and the written confirmation that we have received, we do not believe that DOITT intends to take any adverse actions with respect to the operation of any telecommunications providers as the result of their expired franchise agreements and, that if it attempted to do so, it would face a number of legal obstacles. Nevertheless, any attempt by DOITT to limit our operations as the result of our expired franchise agreement could have a material adverse effect on our business, financial condition and results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 13: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to the preferred members receiving distributions of their original investment plus a preferred return.  Based upon amounts contributed through December 31, 2008 and additional amounts committed by the preferred members, the Company’s nominal ownership interest will be approximately 15.4% of equity.  MediaX is a start-up company with no operating history, the distributions on the Company’s investment are subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control. These factors indicated that the fair value of the Company's investment in MediaX is not significant. Accordingly, the Company will not reflect the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in cost of revenue in the relevant period.  The Company did not contribute services to MediaX in the three months ended March 31, 2008.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as other customers.  The Company billed MediaX for services and reimbursements of $0.2 during the three months ended March 31, 2008.  There were no services provided during the three months ended March 31, 2007.

NOTE 14: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which is classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change on the Company’s operating results for the three months ended March 31, 2008 was not material.

NOTE 15:   SUBSEQUENT EVENTS

Litigation

In May 2008, Telekenex, Inc. (“Telekenex”), a customer, filed a complaint against the Company in the San Francisco County Superior Court alleging that the Company failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and the Company.  Telekenex asserted in the complaint that it is entitled to such fiber optic capacity and unspecified damages.  On September 29, 2008, the Company signed a settlement agreement with Telekenex pursuant to which the Company agreed to pay $0.35 and provide Telekenex additional fiber access in order to resolve the dispute.  Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex dismissed the complaint.  The Company recovered 100% of the Telekenex settlement payment under its errors and omissions insurance policy in December 2008.

In October 2008, the Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a claim in the Philadelphia County Court of Common Pleas against the Company for trespass with regard to portions of the Company’s network allegedly residing on SEPTA property in Pennsylvania.  SEPTA seeks unspecified damages for trespass and/or a determination that the Company’s network must be removed from SEPTA’s property.  The Company has responded to the claim and also filed a motion in the Bankruptcy Court seeking a determination that the claim is barred based on the discharge of claims and injunction contained in the Plan of Reorganization.  The Company believes that it has meritorious defenses to SEPTA’s claims.

Bank Financing

On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional Lender and increased the amount of the Secured Credit Facility to $90 effective October 1, 2008, subject to the terms of the joinder agreement, which required the payment of a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  The availability under the Revolver increased to $27, the Term Loan increased to $36 and the available Delayed Draw Term Loan increased to $27.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 outstanding under the Term Loan for three years at 3.65%, plus the applicable margin of 3.25% (which decreased to 3.00% on September 30, 2008).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

On November 12, 2008, the Company entered into a swap agreement under which it fixed its borrowing costs with respect to the additional $12 provided by SunTrust Bank under the Term Loan for three years at 2.635%, plus the applicable margin of 3.00%.

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

On September 8, 2008, the Company granted to certain employees and to the members of the Board of Directors, an aggregate 345,100 restricted stock units, 190,000 of which vest 30% in one year, 10% in two years and 60% in three years, 86,000 of which vest ratably on each of the first, second and third anniversaries of the date of grant and 48,100 of which vest on the first anniversary of the date of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, may earn 21,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon certain performance targets for the fiscal years 2009, 2010 and 2011.  Additionally, the Company awarded options to purchase 1,000 shares of common stock to each of the five non-employee members of the Board of Directors.  The options have an exercise price of $60.00 per share, a ten year life and vest on the first anniversary of the date of grant.

On October 27, 2008, in conjunction with executing an employment agreement with Mr. Ciavarella, as discussed below, the Company granted Mr. Ciavarella 35,000 restricted stock units, which are scheduled to vest 30% on November 16, 2009, 10% on November 15, 2010 and 60% on November 15, 2011.

In October 2008, the Company granted to an employee 1,000 restricted stock units, which vest on November 16, 2009.

In December 2008, the Company granted to an employee 3,000 restricted stock units, which vest on November 16, 2009.

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

On October 27, 2008, the Company entered into an employment agreement with Mr. Joseph P. Ciavarella under which Mr. Ciavarella agreed to become the Company’s Senior Vice President and Chief Financial Officer.  The employment agreement is on substantially the same terms as the September 2008 employment agreements discussed above.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Exercise of Warrants

Under the terms of the Warrant Agreements described in Note 2, “Basis of Presentation and Significant Accounting Policies – Stock Warrants,” if the market price of the Company’s common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, not to exercise its warrants. Under the Net Exercise, shares issued to the warrant holders were reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, were paid in cash.  The expiration date for the five year warrants was September 8, 2008.  Accordingly, five year warrants to purchase 159,263 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 389 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 106,716 shares were issued to the warrant holders, 52,547 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3.  In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems.  Accordingly, the Company recorded an impairment charge of $2.3 with respect to the abandonment, which is reflected in selling, general and administrative expenses, in the three months ended September 30, 2008.  Additionally, the Company accrued maintenance fees of $0.1 during the year ended December 31, 2007, which were not paid in 2008.

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

In connection with the Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”).  The dividend was paid on August 7, 2006 (the “Record Date”) to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $100.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions, which make its value approximately equal to the value of a Common Share.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.  The Purchase Price payable and the number of Preferred Shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Rights Agreement.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Purchase Agreements

In October 2008, the Company purchased from employees, who had previously received distributions of common stock pursuant to vested restricted stock units, 18,610 shares of common stock at a price of $50.07 per share or for an aggregate purchase price of $0.9, such price being determined based on the average trading price set by the Board of Directors after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Each stock purchase agreement also includes a provision that restricts the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company becomes current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock becomes listed on a national securities exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our communications infrastructure and global Internet protocol (IP) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions. Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, and disaster recovery and business continuity. We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate. In addition, we also provide dark fiber services to selected customers.

Metro networks. We are a facilities-based provider that operates fiber-optic networks in 14 major markets in the U.S. and one in the U.K. (London). We refer to these networks as our metro networks. These metro networks have significant reach and breadth. They consist of approximately 1.8 million fiber miles across approximately 4,500 cable route miles in the U.S. and in London. In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles across approximately 230 cable route miles.  In January 2009, we announced the opening of the Austin, Texas market, which will become our 15th U.S. market.

Long haul network. Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning 10,000 cable route miles that connects each of our 14 U.S. metro networks. We run advanced dense wavelength-division multiplexing equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network. We are also members of the Japan-US Cable Network and Trans-Atlantic undersea telecommunications consortia that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively. We refer to this network as our long haul network.

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

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for the three months ended March 31, 2008 and 2007, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business.  These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators. Some of the key financial indicators we use include cash flow, monthly expense analysis, incremental contractual booking of new customer business, new customer installations and churn of existing business and capital committed and expended.

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 565 as of March 31, 2008, 498 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan.  Our worldwide headcount was 549 as of December 31, 2007, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan.

2008 Highlights and 2009 Outlook

Our consolidated revenue increased from $57.5 million to $70.9 million, or 23.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due principally to a $7.3 million increase in our domestic metro transport services.  Additionally, in the U.S., our revenue from dark fiber services and IP network services increased by $3.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Revenue from our foreign operations, primarily in the U.K., increased by $2.1 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

During the three months ended March 31, 2008, we generated net income of $3.4 million and as of March 31, 2008, we had $66.2 million of unrestricted cash, compared to $45.8 million of unrestricted cash at December 31, 2007, an increase in liquidity of $20.4 million.  This increase was attributable to the proceeds from the borrowing under the Company’s Secured Credit Facility and from cash generated by operating activities, partially offset by cash used in investing activities (purchases of property and equipment of $28.2 million).  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the three months ended March 31, 2008, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Our revenue increased in 2008 compared to 2007.  Our costs grew at a slower rate than our revenue and our operating income improved.  Our operating results for 2008 were favorably impacted by the non-cash settlement of our dispute with SBC of $3.5 million, which will be recognized in the third quarter of 2008 and the collection of a termination fee of $8.2 million, which will be recognized in the fourth quarter of 2008.  Offsetting these positive impacts is the write-off of our investment in a new information technology platform of $2.3 million that will be taken in the third quarter of 2008.  Our 2009 outlook is tempered by the overall negative economic trends and the weakness in the financial services industry, in which we provide services to a significant number of customers.  We believe that based upon our contracted deals awaiting delivery to customers, we will continue to add to our revenue base for the first half of 2009.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  However, we cannot predict the impact customer terminations or reductions in orders will have on the Company’s financial performance in 2009 and thereafter.  See Item 1, “Financial Statements,” Note 7, “Litigation” and Note 15, “Subsequent Events - Litigation” and “Subsequent Events - Asset Abandonment.”

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide. We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers. Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages, (which declines over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return.  We also derive a portion of our revenues from month-to-month contracts.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits, stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than income taxes), including property taxes and trust fund-related taxes such as gross receipts taxes; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

Depreciation and amortization

Depreciation and amortization consists of the ratable measurement of the use of property and equipment.  Generally, depreciation and amortization for network assets commences when such assets are placed in service and is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.  We also depreciate inventory of spare parts equipment on the same basis. See Note 14, “Change in Estimate.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information. The following is a discussion of the items within our consolidated financial statements that involve significant judgments, assumptions, uncertainties and estimates. The estimates involved in these areas are considered critical because they require high levels of subjectivity and judgment to account for highly uncertain matters, and if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the three months ended March 31, 2008 and 2007, we included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported together with other service revenue, and amounted to $0.3 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

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

Allowance for Doubtful Accounts

During each reporting period, we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time a particular customer’s receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A reserve analysis is also performed on accounts not subject to specific review utilizing the factors previously mentioned. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and competitive local exchange carriers, also known as CLECs, the collectability of receivables and credit worthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. Revenue previously unrecognized, which is recovered through litigation, negotiations, settlements and judgments, is recognized as termination revenue in the period collected. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimations and assumptions.

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $2.7 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $0.7 million for each of the three months ended March 31, 2008 and 2007. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.2 million ($0.1 million on a net book value basis) for the three months ended March 31, 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 million recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007.  There were no provisions for impairment recorded in the three months ended March 31, 2008 or 2007.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning and removal of equipment, restoration of leased facilities and removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.6 million and $6.1 million at March 31, 2008 and December 31, 2007, respectively, of which $3.7 million and $3.3 million, respectively, were included in “Accrued expenses,” and $2.9 million and $2.8 million, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.05 million for the three months ended March 31, 2008 and 2007, respectively.

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss).  Our foreign exchange transaction gains (losses) are generally included in “other income, net” in the consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2008 and the year ended December 31, 2007.

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

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

The following are the assumptions during the period set forth below used by the Company to calculate the weighted average fair value of stock options granted during the periods set forth below:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	—
Expected volatility	—	80.00%
Risk-free interest rate	—	4.43%
Expected life (years)	—	5.00
Weighted average fair value of options granted	—	$37.47

There were no stock options granted during the three months ended March 31, 2008.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Consolidated Results:

	Three Months Ended March 31,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$70.9	$57.5	$13.4	23.3%
Costs of revenue (excluding depreciation and amortization, shown separately below)	30.8	24.7	6.1	24.7%
Selling, general and administrative expenses	24.8	19.7	5.1	25.9%
Depreciation and amortization	12.6	11.5	1.1	9.6%
Operating income	2.7	1.6	1.1	68.8%
Other income (expense):
Interest income	0.5	0.9	(0.4)	(44.4)%
Interest expense	(0.7)	(0.6)	0.1	16.7%
Other income, net	1.5	1.6	(0.1)	(6.3)%
Income before income taxes	4.0	3.5	0.5	14.3%
Provision for income taxes	0.6	0.8	(0.2)	(25.0)%
Net income	$3.4	$2.7	$0.7	25.9%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue was $70.9 million for the three months ended March 31, 2008, compared to $57.5 million for the three months ended March 31, 2007, an increase of $13.4 million, or 23.3%.  Revenue from our U.S. operations increased by $11.3 million, or 21.8%, from $51.8 million for the three months ended March 31, 2007 to $63.1 million for the three months ended March 31, 2008.  The principal reason for this increase was due to the continued growth in our metro transport services and dark fiber services.  U.S. revenue from metro transport services increased by $7.3 million, or 71.6%, from $10.2 million for the three months ended March 31, 2007 to $17.5 million for the three months ended March 31, 2008; revenue from dark fiber services increased by $2.6 million, or 8.1%, from $32.1 million for the three months ended March 31, 2007 to $34.7 million for the three months ended March 31, 2008; and revenue from IP network services increased by $0.5 million, or 8.3%, from $6.0 million for the three months ended March 31, 2007 to $6.5 million for the three months ended March 31, 2008.  A significant portion of the growth was attributable to new contracts with existing customers. Revenue from our foreign operations, primarily in the U.K., increased by $2.1 million, or 36.8%, from $5.7 million for the three months ended March 31, 2007 to $7.8 million for the three months ended March 31, 2008.  The increase was primarily due to our continued focus on growing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the three months ended March 31, 2008 was $30.8 million, compared to $24.7 million for the three months ended March 31, 2007, an increase of $6.1 million, or 24.7%.  Consolidated costs of revenue as a percentage of revenue was 43.4% for the three months ended March 31, 2008, compared to 43.0% for the three months ended March 31, 2007, resulting in consolidated gross profit margin of 56.6% and 57.0% for the three months ended March 31, 2008 and 2007, respectively.  The costs of revenue for our U.S. operations was $28.5 million and $22.7 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $5.8 million, or 25.6%. The increase in the domestic costs of revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was attributable principally to (i) an increase of $1.2 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $0.8 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $0.8 million for expenses associated with third party circuits; (iv) an increase of $0.6 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups; and (v) the $1.0 million cost of a short-term long-haul fiber lease that we obtained to help meet customer requirements. The costs of revenue for our foreign operations was $2.3 million for the three months ended March 31, 2008, compared to $2.0 million for the three months ended March 31, 2007, an increase of $0.3 million, or 15.0%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A for the three months ended March 31, 2008 was $24.8 million, compared to $19.7 million for the three months ended March 31, 2007, an increase of $5.1 million, or 25.9%.  SG&A as a percentage of revenue was 35.0% for the three months ended March 31, 2008, compared to 34.3% for the three months ended March 31, 2007.  In the U.S., SG&A was $22.0 million for the three months ended March 31, 2008, compared to $17.1 million for the three months ended March 31, 2007, an increase of $4.9 million, or 28.7%.  SG&A for our U.S. operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 increased primarily due to the increase of $3.3 million in non-cash stock-based compensation expense from $0.9 million in the three months ended March 31, 2007 to $4.2 million in the three months ended March 31, 2008.  The reasons for this increase were (i) the expense associated with restricted stock units granted in August 2007, which were not outstanding in the three months ended March 31, 2007; (ii) the expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract; and (iii) the $0.7 million expense associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination.  Additionally, payroll and payroll-related expenses increased by $1.8 million from $8.3 million for the three months ended March 31, 2007 to $10.1 million for the three months ended March 31, 2008 primarily due to the severance expense associated with the termination of Mr. Doris’ employment contract and the salaries associated with headcount increases since June 30, 2007.  See Note 9, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  These increases were partially offset by a reduction in transaction-based taxes of $0.7 million and a reduction in professional fees of $0.2 million.  SG&A for our foreign operations was $2.8 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007, an increase of $0.2 million, or 7.7%.

Depreciation and amortization.  Consolidated depreciation and amortization was $12.6 million for the three months ended March 31, 2008, compared to $11.5 million for the three months ended March 31, 2007, an increase of $1.1 million, or 9.6%.  Consolidated depreciation and amortization as a percentage of revenue was 17.8% for the three months ended March 31, 2008, compared to 20.0% for the three months ended March 31, 2007.  Depreciation and amortization increased in the current period as a result of additions to property and equipment for the three months ended March 31, 2008 and the full period effect of depreciation on property and equipment acquired after January 1, 2007, which was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during the three months ended March 31, 2008 and the three months ended March 31, 2007, and property and equipment, which became fully depreciated during the three months ended March 31, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.9 million for the three months ended March 31, 2007 to $0.5 million for the three months ended March 31, 2008.  The decrease of $0.4 million, or 44.4%, was primarily due to the decrease in average balances available for investment, due to the continued purchases of property and equipment (partially offset by the proceeds provided by the Secured Credit Facility) in excess of cash generated by operations and a decrease in short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense and amortization of debt acquisition costs incurred in connection with the Secured Credit Facility, interest related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations.  Interest expense increased from $0.6 million for the three months ended March 31, 2007 to $0.7 million for the three months ended March 31, 2008.  Interest expense for the three months ended March 31, 2008 included interest on amounts outstanding under the Secured Credit Facility, which were substantially offset by a reduction in interest incurred on the outstanding balance of deferred fair value rent liabilities and tax liabilities.

Other income, net.  Other income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was $1.5 million for the three months ended March 31, 2008, compared to $1.6 million for the three months ended March 31, 2007, a decrease of $0.1 million.  In the U.S., other income, net was a net loss of $0.2 million for the three months ended March 31, 2008, compared to other income, net of $0.9 million for the three months ended March 31, 2007, a decrease of $1.1 million.  For our foreign operations, other income, net was $1.7 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007, an increase of $1.0 million.  During the three months ended March 31, 2008, consolidated other income, net was comprised of gains on the sale of certain networks in the U.K. of $1.4 million and gain on foreign currency of $0.1 million.  For the three months ended March 31, 2007, consolidated other income, net was comprised of gain on a legal settlement of $0.6 million, gains on the settlement of customer amounts due of $0.4 million, gain on a lease termination of $0.3 million, gain on foreign currency of $0.1 million and other gains of $0.3 million, partially offset by a loss on disposition of property and equipment of $0.1 million.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2008 of $0.6 million, compared to a working capital deficit of $25.6 million at December 31, 2007.  The decrease in the working capital deficit was due primarily to the increase in cash, described below, and an increase in accounts receivable of $6.0 million.  Cash and cash equivalent balances at March 31, 2008 were $66.2 million, compared to $45.8 million at December 31, 2007, an increase of $20.4 million.  The increase in cash at March 31, 2008 was primarily attributable to the proceeds from the funding of the Term Loan pursuant to the Secured Credit Facility, net of financing costs, of $22.3 million and cash generated by operating activities, partially offset by the use of cash to purchase property and equipment of $28.2 million.

Net cash provided by operating activities was $25.1 million for the three months ended March 31, 2008, compared to $11.2 million for the three months ended March 31, 2007, an increase of $13.9 million.  Net cash provided by operating activities during the three months ended March 31, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $12.6 million and stock-based compensation expense of $4.2 million.  Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $11.5 million and stock-based compensation expense of $0.9 million.

Net cash used in investing activities during the three months ended March 31, 2008 was $26.6 million, compared to $15.2 million for the three months ended March 31, 2007.  Net cash used in investing activities during the three months ended March 31, 2008 was primarily attributable to the purchases of property and equipment of $28.2 million, partially offset by the proceeds generated from sales of property and equipment of $1.6 million.  Net cash used in investing activities during the three months ended March 31, 2007 reflects the receipt of $1.3 million of cash in connection with the 2006 sale of AboveNet (UK), offset by the cash used for the purchases of property and equipment totaling $16.5 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash provided by financing activities was $21.9 million during the three months ended March 31, 2008, which is composed of the $22.3 million of net proceeds received from the funding of the $24 million Term Loan under the Secured Credit Facility, offset by the increase in restricted cash and cash equivalents of $0.3 million and the purchase of shares from employees in connection with the delivery of vested restricted stock units of $0.1 million.  Net cash used in financing activities was $0.5 million during the three months ended March 31, 2007, which reflects the release of restricted cash and cash equivalents.

On February 29, 2008, we closed on the $60 million senior Secured Credit Facility comprised of: (i) an $18 million Revolver; (ii) a $24 million Term Loan; and (iii) an $18 million Delayed Draw Term Loan.  The Secured Credit Facility, which matures on February 28, 2013, is secured by substantially all of our assets. We paid $0.9 million for upfront fees to the Lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility. Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Secured Credit Facility and our continued ability to make certain representations and warranties. Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio. As of August 31, 2008, the Term Loan of $24 million was outstanding under the Secured Credit Facility.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional Lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008, subject to the terms of the joinder agreement, including the payment of a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees.  The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009. During 2008, we received $10.6 million proceeds from the exercise of warrants and utilized $2.9 million of liquidity to purchase shares of common stock in connection with the delivery of restricted stock and a stock repurchase from employees. We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2010.

At December 31, 2007, we had $10.9 million accrued with respect to the GVN litigation, of which $1.9 million had been paid through March 31, 2008.  See Note 7, “Litigation,” for further discussion.

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of March 31, 2008:

	Payments Due By Period (in millions)
Contractual Obligations	Total	9 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$77.0	$10.7	$24.1	$15.2	$27.0
Capital Lease Obligations (including interest)	2.2	—	0.5	0.5	1.2
Other Rights-of-Way, Franchise Fees and Building Access Fees	167.6	21.8	41.7	27.1	77.0
Note Payable under Secured Credit Facility (including interest)	30.6	1.3	8.0	8.7	12.6
Accrued Severance Obligations	0.4	0.4	—	—	—
Total	$277.8	$34.2	$74.3	$51.5	$117.8

Excluded from this table are capital commitments (all of which relate to 2008) that totaled $25.8 million at March 31, 2008, and the obligation related to the $12 million Term Loan borrowed on October 1, 2008 in connection with the increase of the Secured Credit Facility to $90 million.  Also excluded from this table are unused commitment fees payable with respect to the unused portion of the Secured Credit Facility.

Under the terms of the restricted stock unit agreements, we may, in certain circumstances, be required to purchase shares from employees sufficient to pay the minimum statutory withholding requirement on behalf of our employees.  The obligation to pay the relevant taxing authorities is not included in the table above, as the amount is contingent upon continued employment and the existence of certain conditions at the time of delivery of the restricted stock units.  In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the restricted stock units are delivered.

Segment Results

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$63.1	$51.8	$11.3	21.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	28.5	22.7	5.8	25.6%
Selling, general and administrative expenses	22.0	17.1	4.9	28.7%
Depreciation and amortization	11.0	10.1	0.9	8.9%
Operating income (loss)	1.6	1.9	(0.3)	(15.8)%
Other income (expense):
Interest income	0.5	0.9	(0.4)	(44.4)%
Interest expense	(0.7)	(0.6)	0.1	16.7%
Other (expense) income, net	(0.2)	0.9	(1.1)	(122.2)%
Income before income taxes	1.2	3.1	(1.9)	(61.3)%
Provision for income taxes	0.6	0.8	(0.2)	(25.0)%
Net income	$0.6	$2.3	$(1.7)	(73.9)%

United Kingdom and others:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$7.8	$5.7	$2.1	36.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	2.3	2.0	0.3	15.0%
Selling, general and administrative expenses	2.8	2.6	0.2	7.7%
Depreciation and amortization	1.6	1.4	0.2	14.3%
Operating (loss) income	1.1	(0.3)	1.4	NM
Other income (expense):
Other income, net	1.7	0.7	1.0	NM
Income before income taxes	2.8	0.4	2.4	NM
Provision for income taxes	—	—	—	—
Net income	$2.8	$0.4	$2.4	NM

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements other than our operating leases. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that our business is impacted by inflation to the same degree as the general economy.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During 2007, our foreign activities accounted for 10.3% of consolidated revenue. We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

As of March 31, 2008, we did not have any debt, other than indebtedness under our Term Loan and a capital lease obligation (which carried a fixed rate of interest).

On February, 29, 2008, we closed our Secured Credit Facility. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Item 1, “Financial Statements,” included elsewhere in this Quarterly Report on Form 10-Q. Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or based upon our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined. If the operative rate increases, our cost of borrowing will also increase, thereby increasing our borrowing costs.  For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.36 million (1% x $36 million) based upon the amount of the related debt outstanding at October 31, 2008.  Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to $24 million outstanding under the Term Loan for three years at 3.65% per annum, plus the applicable margin of 3.25% (which decreased to 3% on September 30, 2008).  On November 12, 2008, the Company entered into a swap agreement under which it fixed its borrowing costs with respect to the additional $12 million provided by SunTrust Bank under the Term Loan for three years at 2.635%, plus the applicable margin of 3%.  The swaps had the effect of increasing our current interest expense compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates during the applicable periods.

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Note 7, “Litigation,” and the “Litigation” section of Note 15, “Subsequent Events,” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.  Other than discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The weakness of financial institutions could adversely affect the cash and cash equivalents held by us.

Our cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.  Account balances generally exceed federally insured limits.  While we believe that we have taken reasonable measures to ensure that we can maintain access to these funds, we cannot assure you that access to our cash and cash equivalents will not be impacted by adverse developments that may be experienced by these institutions. Our ability to access these cash balances could be negatively impacted if the financial institutions fail, if there are defaults in the securities that are held in money market funds or there are other adverse conditions in the financial markets.

Current economic trends could negatively affect our future operating results.

The current negative economic trends could adversely affect our operations, by among other things,
•	reducing and/or delaying the demand for our services,
•	increasing our customer churn, both with respect to customer terminations and with respect to reduced prices upon renewals of customer agreements,
•	leading to reduced services from our vendors facing economic difficulties, and
•	increasing the bad debt ratio of our customer receivables.

These and other related factors could negatively affect our future operating results depending upon the length and severity of the current economic downturn.

Our franchises, licenses, permits, rights-of-way, conduit leases and property leases could be canceled or not renewed, which would impair our ability to provide our services.

We must maintain rights-of-way, franchises and other permits from railroads, utilities, state highway authorities, local governments, transit authorities and others to operate our networks. We cannot assure you that we will be successful in maintaining these right-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements may be short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements were terminated or could not be renewed and we were forced to abandon our networks, the termination could have a material adverse effect on our business, financial condition and results of operations. In addition, in some cases landowners have asserted that railroad companies, utilities and others to whom they granted easements to their properties are not entitled as a result of these easements to grant rights-of-way to telecommunications providers. If these disputes are resolved in the landowners' favor, we could be obligated to make payments to these landowners for the lease of these rights-of-way or to indemnify the right-of-way holder for its losses.

In the past, we have had franchises and rights-of-way expire prior to executing a renewal and in the interim until such renewal was executed, operated pursuant to the terms of the expired agreement, which is the case currently with respect to our franchise agreement for our operations in the City of New York. We expect that these situations will continue to occur in the future. These expirations have not caused any material adverse effect on our operations in the past, and we do not expect that they will in the future. However, to the extent that a municipality or other right-of-way holder attempts to terminate our related operations upon the expiration of a franchise or right-of-way agreement, it could materially adversely affect our business, financial condition and results of operations.

As the result of certain ongoing litigation with a third party, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) has informed us that they have temporarily suspended any discussions regarding renewals of telecommunications franchises in the City of New York. As a result, it is our understanding that DOITT has not renewed any recently expired franchise agreement, including our franchise agreement which expired on December 20, 2008. Prior to the expiration of our franchise agreement, we sought out and received written confirmation from DOITT that our franchise agreement provides a basis for us to continue to operate in the City of New York pending conclusion of renewal discussions.  We intend to continue to operate under our expired franchise agreement pending any renewal. We believe that a number of other operators in the City of New York are operating on a similar basis. Based on our discussions with DOITT and the written confirmation that we have received, we do not believe that DOITT intends to take any adverse actions with respect to the operation of any telecommunications providers as the result of their expired franchise agreements and, that if it attempted to do so, it would face a number of legal obstacles. Nevertheless, any attempt by DOITT to limit our operations as the result of our expired franchise agreement could have a material adverse effect on our business, financial condition and results of operations.

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

If we lose or are unable to renew key real property leases where we have located our points-of-presence (POPs), it could adversely affect our services and increase our costs as we would be required to restructure our network and move our POPs.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.2
Consulting Agreement, dated as of February 15, 2007, between AboveNet Communications, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.3
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.4
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.5
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.6
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.7
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: February 6, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: February 6, 2009	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.2
Consulting Agreement, dated as of February 15, 2007, between AboveNet Communications, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.3
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.4
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.5
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.6
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.7
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.