Form 10-Q
period 2008-06-30
ABOVENET INC
filed 2009-02-06
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Table of Contents

 ABOVENET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$68.5	$45.8
Restricted cash and cash equivalents	3.9	4.9
Accounts receivable, net of allowances of $0.9 and $0.7 at June 30, 2008 and December 31, 2007, respectively	18.7	18.4
Prepaid costs and other current assets	10.4	12.3
Total current assets	101.5	81.4

Property and equipment, net of accumulated depreciation and amortization of $192.9 and $172.6 at June 30, 2008 and December 31, 2007, respectively	375.2	347.7
Other assets	4.8	3.2
Total assets	$481.5	$432.3

LIABILITIES:
Current liabilities:
Accounts payable	$10.3	$7.9
Accrued expenses	71.6	78.3
Deferred revenue—current portion	25.2	20.8
Note Payable—current portion	0.7	—
Total current liabilities	107.8	107.0

Note Payable	23.3	—
Deferred revenue	96.5	91.7
Other long-term liabilities	9.3	9.9
Total liabilities	236.9	208.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 10,894,646 issued and 10,724,582 outstanding as of June 30, 2008, and 10,833,049 issued and 10,687,956 outstanding as of December 31, 2007	0.1	0.1
Additional paid-in capital	261.7	253.7
Treasury stock at cost, 170,064 and 145,093 shares at June 30, 2008 and December 31, 2007, respectively	(11.8)	(10.2)
Accumulated other comprehensive loss	(7.5)	(7.4)
Retained earnings (accumulated deficit)	2.1	(12.5)
Total shareholders’ equity	244.6	223.7
Total liabilities and shareholders’ equity	$481.5	$432.3

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$77.1	$61.3	$148.0	$118.8

Costs of revenue (excluding depreciation and amortization, shown separately below)	31.6	25.8	62.4	50.5
Selling, general and administrative expenses	21.1	18.3	45.9	38.0
Depreciation and amortization	12.2	12.0	24.8	23.5

Operating income	12.2	5.2	14.9	6.8

Other income (expense):
Interest income	0.4	0.8	0.9	1.7
Interest expense	(0.9)	(0.6)	(1.6)	(1.2)
Other (expense) income, net	—	(0.1)	1.5	1.5

Income before income taxes	11.7	5.3	15.7	8.8

Provision for income taxes	0.5	1.3	1.1	2.1

Net income	$11.2	$4.0	$14.6	$6.7

Income per share, basic:
Basic income per share	$1.04	$0.38	$1.36	$0.63

Weighted average number of common shares	10,741,312	10,723,801	10,732,144	10,724,523

Income per share, diluted:
Diluted income per share	$0.92	$0.34	$1.20	$0.56

Weighted average number of common shares	12,145,195	12,036,781	12,198,657	12,099,837

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity

Balance at January 1, 2008	10,833,049	$0.1	145,093	$(10.2)	$253.7	$(7.4)	$(12.5)	$223.7
Issuance of common stock from exercise of warrants	5,222	—	—	—	0.1	—	—	0.1
Issuance of common stock from vested restricted stock	56,375	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	24,971	(1.6)	—	—	—	(1.6)
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	7.9	—	—	7.9
Net income	—	—	—	—	—	—	14.6	14.6
Balance at June 30, 2008	10,894,646	$0.1	170,064	$(11.8)	$261.7	$(7.5)	$2.1	$244.6

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$14.6	$6.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24.8	23.5
Provision for bad debts	0.2	0.2
Non-cash stock-based compensation expense	7.9	1.8
Gain on sale or disposition of property and equipment, net	(1.2)	—
Changes in operating working capital:
Accounts receivable	(0.5)	1.1
Prepaid costs and other current assets	1.9	(1.3)
Accounts payable	2.4	(5.9)
Accrued expenses	(5.4)	1.5
Other assets	—	0.5
Deferred revenue and other long-term liabilities	8.6	0.9
Net cash provided by operating activities	53.3	29.0
Cash flows provided by (used in) investing activities:
Proceeds from sales of property and equipment	1.6	—
Proceeds from sale of discontinued operations	—	1.3
Purchases of property and equipment	(54.0)	(35.8)
Net cash used in investing activities	(52.4)	(34.5)
Cash flows provided by (used in) financing activities:
Proceeds from note payable, net of financing costs	22.3	—
Change in restricted cash and cash equivalents	1.0	0.5
Proceeds from exercise of warrants	0.1	0.2
Purchase of treasury stock	(1.6)	—
Net cash provided by financing activities	21.8	0.7
Effect of exchange rates on cash	—	0.2
Net increase (decrease) in cash and cash equivalents	22.7	(4.6)
Cash and cash equivalents, beginning of period	45.8	70.7
Cash and cash equivalents, end of period	$68.5	$66.1

Supplemental cash flow information:
Cash paid for interest	$1.1	$0.1
Cash paid for income taxes	$0.8	$1.5

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$11.2	$4.0	$14.6	$6.7
Foreign currency translation adjustments	0.3	0.2	(0.1)	0.3
Comprehensive income	$11.5	$4.2	$14.5	$7.0

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
(in millions, except share and per share information)

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the six months ended June 30, 2008 and 2007, we included the receipts of bankruptcy claim settlements relating to former customers’ contract terminations as termination revenue.  Termination revenue is reported together with other service revenue, and amounted to $2.0 and $1.5 in the three months ended June 30, 2008 and 2007, respectively, and $2.3 and $2.1 in the six months ended June 30, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS No. 153”).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the six months ended June 30, 2008 and 2007.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor amounted to $2.8 and $2.1 for the three months ended June 30, 2008 and 2007, respectively, and $5.5 and $4.2 for the six months ended June 30, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $0.8 and $0.7 for the three months ended June 30, 2008 and 2007, respectively, and $1.5 and $1.4 for the six months ended June 30, 2008 and 2007, respectively. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 and $0.3 ($0.1 and $0.2 on a net book value basis) for the three and six months ended June 30, 2008, respectively.  To the extent relocations require only the movement of existing network infrastructure, the related costs are generally included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects.  The Company did not record any capitalized interest during the three and six months ended June 30, 2008 and 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007.  There were no provisions for impairment recorded in the three and six months ended June 30, 2008 and 2007.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.5 and $6.1 at June 30, 2008 and December 31, 2007, respectively, of which $3.5 and $3.3, respectively, were included in “Accrued expenses,” and $3.0 and $2.8, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.05 for the three months ended June 30, 2008 and 2007, respectively, and $0.14, and $0.10 for the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2008 and 2007.  The tax expense is primarily due to current federal income taxes and minimum state and local income taxes.

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted during the period:

	Six Months Ended June 30,
	2008	2007
Dividend yield	—	—
Expected volatility	—	80.00%
Risk-free interest rate	—	4.89%
Expected life (years)	—	5.00
Weighted average fair value of options granted	—	$31.16

There were no stock options granted during the three and six month periods ended June 30, 2008.

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period (see Note 6, “Stock-Based Compensation”).

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (which expired on September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise in accordance with the terms of the warrant.  Stock warrants to purchase shares of common stock exercised totaled 3,831 and 8,483 during the three months ended June 30, 2008 and 2007, respectively, and 5,222 and 9,562 during the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s investment in overnight money market institutional funds, which amounted to $59.3 and $40.9 at June 30, 2008 and December 31, 2007, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

The Company contributed $0.4 and $0.3 for the three months ended June 30, 2008 and 2007, respectively, and contributed $0.9 and $0.8 for the six months ended June 30, 2008 and 2007, respectively, net of forfeitures for its obligations under these plans.

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

In April 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”).  EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  Adopting EITF No. 07-05 will not have a material impact on the Company’s financial position and results of operations.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3:  SECURED CREDIT FACILITY

On February 29, 2008, the Company, excluding certain foreign subsidiaries, obtained a $60 senior secured credit facility (the “Secured Credit Facility”) from Societe Generale and CIT Lending Services Corporation (the “Lenders”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The Secured Credit Facility is secured by substantially all of the Company’s assets.  The Term Loan was comprised of $24, which was advanced at closing, and up to $18, which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility. The Company paid a non-refundable work fee of $0.1 to the Lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to the unaffiliated third party financial advisor who assisted the Company with the Secured Credit Facility.  Additionally, the Company will be liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of undrawn amounts under the Secured Credit Facility.  Interest will accrue at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent (Societe Generale), at the Company’s option, plus the applicable margins, as defined under the Secured Credit Facility.  Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20.  The Company had $24 outstanding under the Term Loan at June 30, 2008.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.  See Note 15, “Subsequent Events - Bank Financing,” for a discussion of the increase to the Secured Credit Facility.

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure certain performance obligations, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit expires May 1, 2009 and is expected to be renewed.

NOTE 4:  INCOME TAXES

The provision (benefit) for the income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$0.5	$1.3	$1.1	$2.1
Deferred	—	—	—	—
Total income tax provision	$0.5	$1.3	$1.1	$2.1

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At June 30, 2008 and December 31, 2007, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

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

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 10,741,312 and 10,723,801 for the three months ended June 30, 2008 and 2007, respectively, and 10,732,144 and 10,724,523 for the six months ended June 30, 2008 and 2007, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,145,195 and 12,036,781 for the three months ended June 30, 2008 and 2007, respectively, and 12,198,657 and 12,099,837 for the six months ended June 30, 2008 and 2007, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three and six months ended June 30, 2008, potentially dilutive securities to acquire 7,250 shares of common stock were excluded from the calculation of income per common share as they were anti-dilutive.  There were no potentially dilutive securities excluded from the calculation of income per share for the three and six months ended June 30, 2007.

NOTE 6:   STOCK-BASED COMPENSATION

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense for each period relate to share-based awards granted under AboveNet, Inc.’s 2003 Stock Incentive Plan and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At June 30, 2008, the Company had 11,467 share-based awards available for issuance under the 2003 Stock Incentive Plan.  See Note 15, “Subsequent Events - Adoption of 2008 Equity Incentive Plan,” for additional discussion.

Stock Options

During the three and six months ended June 30, 2008, the Company did not award any stock options. During the six months ended June 30, 2007, the Company awarded options to purchase 13,475 shares of common stock, which have a ten year life, vested on the first anniversary date of the grant and have a per share exercise price of $56.00.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.3 and $0.3 for the three months ended June 30, 2008 and 2007, respectively, and $1.2 and $0.6 for the six months ended June 30, 2008 and 2007, respectively.  The non-cash stock-based compensation expense for the three and six months ended June 30, 2008 includes $0.1 and $0.8 incurred with respect to the modification of certain options to purchase common stock (see Note 9, “Employment Contract Termination”).

Restricted Stock Units

During the six months ended June 30, 2008, the Company awarded 9,000 restricted stock units, which are scheduled to vest the first anniversary of the date of grant, all of which were granted in the three months ended June 30, 2008.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $3.4 and $0.6 for the three months ended June 30, 2008 and 2007, respectively, and $6.7 and $1.2 for the six months ended June 30, 2008 and 2007, respectively.  Included in the expense for the three and six months ended June 30, 2008 is a charge of $0.8 and $0.9, respectively, with repect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements as provided by SFAS No. 123(R).  There were no such amounts incurred in the three and six months ended June 30, 2007.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 7:  LITIGATION

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN. A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees. Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network. In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 in the three months ended December 31, 2007, of which $0.8 was paid in 2007 and $10.9 was included in accrued expenses on the consolidated balance sheet at December 31, 2007.  The Company had $5.4 included in accrued expenses at June 30, 2008.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal. In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.5 for each of the three months ended June 30, 2008 and 2007 and was $1.0 for each of the six months ended June 30, 2008 and 2007.

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

NOTE 8:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended June 30, 2008 and 2007 and $0.2 and $0.1 for the six months ended June 30, 2008 and 2007, respectively.  No amounts were outstanding at each of June 30, 2008 and December 31, 2007.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
United States	$68.8	$55.1	$132.0	$106.9
United Kingdom	9.3	7.1	18.1	13.4
Eliminations	(1.0)	(0.9)	(2.1)	(1.5)
Consolidated Worldwide	$77.1	$61.3	$148.0	$118.8

	June 30, 2008	December 31, 2007
Long-lived assets
United States	$342.7	$317.3
United Kingdom	32.4	30.3
Other	0.1	0.1
Consolidated Worldwide	$375.2	$347.7

NOTE 11: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gain on settlement or reversal of liabilities	$0.1	$—	$0.1	$—
Gain on legal settlement	—	—	—	0.6
(Loss) gain on foreign currency	—	(0.1)	0.1	—
(Loss) gain on disposition of property and equipment	(0.2)	—	1.2	(0.1)
Gain on leased asset termination	—	—	—	0.3
Gain on settlement of customer amounts due	—	—	—	0.4
Other	0.1	—	0.1	0.3
Total	$—	$(0.1)	$1.5	$1.5

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

 NOTE 13: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to the preferred members receiving distributions of their original investment plus a preferred return.  Based upon amounts contributed through December 31, 2008 and additional amounts committed by the preferred members, the Company’s nominal ownership interest will be approximately 15.4% of equity. MediaX is a start-up company with no operating history, the distributions on the Company’s investment are subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control. These factors indicated that the fair value of the Company’s investment in MediaX is not significant. Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in cost of revenue in the relevant period.  The Company contributed services to MediaX of $0.4 in the six months ended June 30, 2008, all of which was contributed in the three months then ended.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as other customers.  The Company billed MediaX for services and reimbursements of $0.1 and $0.3 during the three and six months ended June 30, 2008, respectively.  There were no services provided during the three and six months ended June 30, 2007.

NOTE 14: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which is classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change on the Company’s operating results for the three and six months ended June 30, 2008 was not material.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 15:   SUBSEQUENT EVENTS

Litigation

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

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for the three and six months ended June 30, 2008 and 2007, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 578 as of June 30, 2008, 506 of which were employed in the U.S., 70 in the U.K., one in the Netherlands and one in Japan.  Our worldwide headcount was 549 as of December 31, 2007, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan.

2008 Highlights and 2009 Outlook

Our consolidated revenue increased from $118.8 million to $148.0 million, or 24.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due principally to a $15.6 million increase in our domestic metro transport services.  Additionally, in the U.S., our revenue from dark fiber services and IP network services increased by $7.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Revenue from our foreign operations, primarily in the U.K., increased by $4.1 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

During the six months ended June 30, 2008, we generated net income of $14.6 million and as of June 30, 2008, we had $68.5 million of unrestricted cash, compared to $45.8 million of unrestricted cash at December 31, 2007, an increase in liquidity of $22.7 million.  This increase was attributable to the proceeds from the borrowing under the Company’s Secured Credit Facility and from cash generated by operating activities, partially offset by cash used in investing activities (purchases of property and equipment of $54.0 million).  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the six months ended June 30, 2008, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the six months ended June 30, 2008 and 2007, we included the receipts of bankruptcy claim settlements from former customers as termination revenue.  Termination revenue is reported together with other service revenue, and amounted to $2.0 million and $1.5 million in the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.1 million in the six months ended June 30, 2008 and 2007, respectively.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.8 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and $5.5 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $0.8 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 million and $0.3 million ($0.1 million and $0.2 million on a net book value basis) for the three and six months ended June 30, 2008, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 million recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007.  There were no provisions for impairment recorded in the six months ended June 30, 2008 or 2007.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.5 million and $6.1 million at June 30, 2008 and December 31, 2007, respectively, of which $3.5 million and $3.3 million, respectively, were included in “Accrued expenses,” and $3.0 million and $2.8 million, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.05 million for the three months ended June 30, 2008 and 2007, respectively, and $0.14 million and $0.10 million for the six months ended June 30, 2008 and 2007, respectively.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the six months ended June 30, 2008 and the year ended December 31, 2007.

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

The following are the assumptions during the period set forth below used by the Company to calculate the weighted average fair value of stock options granted:

	Six Months Ended June 30,
	2008	2007
Dividend yield	—	—
Expected volatility	—	80.00%
Risk-free interest rate	—	4.89%
Expected life (years)	—	5.00
Weighted average fair value of options granted	—	$31.16

There were no stock options granted during the three and six months ended June 30, 2008.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Consolidated Results:

	Six Months Ended June 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$148.0	$118.8	$29.2	24.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	62.4	50.5	11.9	23.6%
Selling, general and administrative expenses	45.9	38.0	7.9	20.8%
Depreciation and amortization	24.8	23.5	1.3	5.5%
Operating income	14.9	6.8	8.1	119.1%
Other income (expense):
Interest income	0.9	1.7	(0.8)	(47.1)%
Interest expense	(1.6)	(1.2)	0.4	33.3%
Other income, net	1.5	1.5	—	—
Income before income taxes	15.7	8.8	6.9	78.4%
Provision for income taxes	1.1	2.1	(1.0)	(47.6)%
Net income	$14.6	$6.7	$7.9	117.9%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue was $148.0 million for the six months ended June 30, 2008, compared to $118.8 million for the six months ended June 30, 2007, an increase of $29.2 million, or 24.6%.  Revenue from our U.S. operations increased by $25.1 million, or 23.5%, from $106.8 million for the six months ended June 30, 2007 to $131.9 million for the six months ended June 30, 2008.  The principal reason for this increase was due to the continued growth in our metro transport services and dark fiber services.  U.S. revenue from metro transport services increased by $15.6 million, or 70.9%, from $22.0 million for the six months ended June 30, 2007 to $37.6 million for the six months ended June 30, 2008; revenue from dark fiber services increased by $6.3 million, or 9.8%, from $64.1 million for the six months ended June 30, 2007 to $70.4 million for the six months ended June 30, 2008; and revenue from IP network services increased by $1.2 million, or 10.0%, from $12.0 million for the six months ended June 30, 2007 to $13.2 million for the six months ended June 30, 2008.  A significant portion of the growth was attributable to new contracts with existing customers. Revenue from our foreign operations, primarily in the U.K., increased by $4.1 million, or 34.2%, from $12.0 million for the six months ended June 30, 2007 to $16.1 million for the six months ended June 30, 2008.  The increase was primarily due to our continued focus on growing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the six months ended June 30, 2008 was $62.4 million, compared to $50.5 million for the six months ended June 30, 2007, an increase of $11.9 million, or 23.6%.  Consolidated costs of revenue as a percentage of revenue was 42.2% for the six months ended June 30, 2008, compared to 42.5% for the six months ended June 30, 2007, resulting in consolidated gross profit margin of 57.8% for the six months ended June 30, 2008, compared to 57.5% for the six months ended June 30, 2007.  The costs of revenue for our U.S. operations was $57.6 million and $46.3 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $11.3 million, or 24.4%.  The increase in the domestic costs of revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was attributable principally to (i) an increase of $2.5 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $2.5 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $1.5 million for expenses associated with third party circuits; (iv) an increase of $1.4 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups; and (v) the $0.7 million cost of a short-term long-haul fiber lease that we obtained to help meet customer requirements.  The costs of revenue for our foreign operations was $4.8 million for the six months ended June 30, 2008, compared to $4.2 million for the six months ended June 30, 2007, an increase of $0.6 million, or 14.3%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A for the six months ended June 30, 2008 was $45.9 million, compared to $38.0 million for the six months ended June 30, 2007, an increase of $7.9 million, or 20.8%.  SG&A as a percentage of revenue was 31.0% for the six months ended June 30, 2008, compared to 32.0% for the six months ended June 30, 2007.  In the U.S., SG&A was $40.5 million for the six months ended June 30, 2008, compared to $32.3 million for the six months ended June 30, 2007, an increase of $8.2 million, or 25.4%.  SG&A for our U.S. operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 increased primarily due to the increase of $6.0 million in non-cash stock-based compensation expense from $1.9 million in the six months ended June 30, 2007 to $7.9 million in the six months ended June 30, 2008.  The reasons for this increase were (i) the expense associated with restricted stock units granted in August 2007, which were not outstanding in the six months ended June 30, 2007; (ii) the expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract recognized in the three months ended March 31, 2008; and (iii) the $0.7 million expense associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination also recognized in the three months ended March 31, 2008.  Additionally, payroll and payroll-related expenses increased by $2.9 million from $16.1 million for the six months ended June 30, 2007 to $19.0 million for the six months ended June 30, 2008 primarily due to the severance expense associated with the termination of Mr. Doris’ employment contract and the salaries associated with headcount increases since June 30, 2007.  See Note 9, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  These increases were partially offset by a reduction in transaction-based taxes of $1.0 million and a reduction in professional fees of $0.8 million.  SG&A for our foreign operations was $5.4 million for the six months ended June 30, 2008, compared to $5.7 million for the six months ended June 30, 2007, a decrease of $0.3 million, or 5.3%.

Depreciation and amortization.  Consolidated depreciation and amortization was $24.8 million for the six months ended June 30, 2008, compared to $23.5 million for the six months ended June 30, 2007, an increase of $1.3 million, or 5.5%.  Consolidated depreciation and amortization as a percentage of revenue was 16.8% for the six months ended June 30, 2008, compared to 19.8% for the six months ended June 30, 2007.  Depreciation and amortization increased as a result of additions to property and equipment for the six months ended June 30, 2008 and the full period effect of depreciation on property and equipment acquired after January 1, 2007, which was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during the six months ended June 30, 2008 and 2007, and property and equipment that became fully depreciated during the six months ended June 30, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $1.7 million for the six months ended June 30, 2007 to $0.9 million for the six months ended June 30, 2008.  The decrease of $0.8 million, or 47.1%, was primarily due to the decrease in average balances available for investment and a decrease in short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense and amortization of debt acquisition costs incurred in connection with the Secured Credit Facility, interest related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations.  Interest expense increased from $1.2 million for the six months ended June 30, 2007 to $1.6 million for the six months ended June 30, 2008.  Interest expense for the six months ended June 30, 2008 included interest on amounts outstanding under the Secured Credit Facility and commitment fees on the available but unused amounts under the Secured Credit Facility, which were offset by a reduction in interest incurred on the outstanding balance of deferred fair value rent liabilities and tax liabilities.

Other (expense) income, net.  Other (expense) income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was $1.5 million for each of the six months ended June 30, 2008 and 2007.  In the U.S., other income, net was a net expense of $0.3 million for the six months ended June 30, 2008, compared to other income, net of $0.7 million for the six months ended June 30, 2007, a decrease of $1.0 million.  For our foreign operations, other income, net was $1.8 million for the six months ended June 30, 2008, compared to $0.8 million for the six months ended June 30, 2007, an increase of $1.0 million.  During the six months ended June 30, 2008, consolidated other income, net was comprised of gains on the sale of certain networks in the U.K. of $1.2 million, gains arising from the reversal of certain tax liabilities of $0.1 million, gain on foreign currency of $0.1 million and other gains of $0.1 million.  For the six months ended June 30, 2007, consolidated other income, net was comprised of gain on a legal settlement of $0.6 million, gains on the settlement of customer amounts due of $0.4 million, gain on a leased asset termination of $0.3 million and other gains of $0.3 million, partially offset by a loss on foreign currency of $0.1 million.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Consolidated Results (in millions):

	Three Months Ended June 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$77.1	$61.3	$15.8	25.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	31.6	25.8	5.8	22.5%
Selling, general and administrative expenses	21.1	18.3	2.8	15.3%
Depreciation and amortization	12.2	12.0	0.2	1.7%
Operating income	12.2	5.2	7.0	134.6%
Other income (expense):
Interest income	0.4	0.8	(0.4)	(50.0)%
Interest expense	(0.9)	(0.6)	0.3	50.0%
Other expense, net	—	(0.1)	0.1	100.0%
Income before income taxes	11.7	5.3	6.4	120.8%
Provision for income taxes	0.5	1.3	(0.8)	(61.5)%
Net income	$11.2	$4.0	$7.2	180.0%

Revenue.  Consolidated revenue was $77.1 million for the three months ended June 30, 2008, compared to $61.3 million for the three months ended June 30, 2007, an increase of $15.8 million, or 25.8%.  Revenue from our U.S. operations increased by $13.8 million, or 25.1%, from $55.0 million for the three months ended June 30, 2007 to $68.8 million for the three months ended June 30, 2008.  The principal reason for this increase was due to the continued growth in our metro transport services and dark fiber services.  U.S. revenue from metro transport services increased by $8.3 million, or 70.3%, from $11.8 million for the three months ended June 30, 2007 to $20.1 million for the three months ended June 30, 2008; revenue from dark fiber services increased by $3.7 million, or 11.6%, from $32.0 million for the three months ended June 30, 2007 to $35.7 million for the three months ended June 30, 2008; and revenue from IP network services increased by $0.7 million, or 11.7%, from $6.0 million for the three months ended June 30, 2007 to $6.7 million for the three months ended June 30, 2008.  A significant portion of the growth was attributable to new contracts with existing customers.  Revenue from our foreign operations, primarily in the U.K., increased by $2.0 million, or 31.7%, from $6.3 million for the three months ended June 30, 2007 to $8.3 million for the three months ended June 30, 2008.  The increase was primarily due to our continued focus on growing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the three months ended June 30, 2008 was $31.6 million, compared to $25.8 million for the three months ended June 30, 2007, an increase of $5.8 million, or 22.5%.  Consolidated costs of revenue as a percentage of revenue was 41.0% for the three months ended June 30, 2008, compared to 42.1% for the three months ended June 30, 2007, resulting in consolidated gross profit margin of 59.0% and 57.9% for the three months ended June 30, 2008 and 2007, respectively.  The costs of revenue for our U.S. operations was $29.1 million and $23.6 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $5.5 million, or 23.3%.   The increase in the domestic costs of revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was attributable principally to (i) an increase of $1.3 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $1.7 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $0.7 million for expenses associated with third party circuits; and (iv) an increase of $0.8 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups.   These increases were partially offset by a decrease in the long-haul circuit expense of $0.3 million as a short-term lease expired in accordance with its terms.  The costs of revenue for our foreign operations was $2.8 million for the three months ended June 30, 2008, compared to $2.2 million for the three months ended June 30, 2007, an increase of $0.6 million, or 31.7%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A for the three months ended June 30, 2008 was $21.1 million, compared to $18.3 million for the three months ended June 30, 2007, an increase of $2.8 million, or 15.3%.  SG&A as a percentage of revenue was 27.4% for the three months ended June 30, 2008, compared to 29.9% for the three months ended June 30, 2007.  In the U.S., SG&A was $18.5 million for the three months ended June 30, 2008, compared to $15.2 million for the three months ended June 30, 2007, an increase of $3.3 million, or 21.7%.  SG&A for our U.S. operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 increased primarily due to the increase of $2.7 million in non-cash stock-based compensation expense from $1.0 million in the three months ended June 30, 2007 to $3.7 million in the three months ended June 30, 2008.  The reason for this increase was the expense associated with restricted stock units granted in August 2007, which were not outstanding in the three months ended June 30, 2007.  This increase was partially offset by the stock-based compensation expense associated with options to purchase common stock granted in previous years, which decreased from $0.3 million in the three months ended June 30, 2007 to $0.1 million in the three months ended June 30, 2008.  Additionally, payroll and payroll-related expenses increased by $1.1 million from $7.8 million for the three months ended June 30, 2007 to $8.9 million for the three months ended June 30, 2008 primarily due to the salaries associated with headcount increases since June 30, 2007.  These increases were partially offset by a reduction in transaction-based taxes of $0.3 million and a reduction in professional fees of $0.6 million.  SG&A for our foreign operations was $2.6 million for the three months ended June 30, 2008, compared to $3.1 million for the three months ended June 30, 2007, a decrease of $0.5 million, or 16.1%.

Depreciation and amortization.  Consolidated depreciation and amortization was $12.2 million for the three months ended June 30, 2008, compared to $12.0 million for the three months ended June 30, 2007, an increase of $0.2 million, or 1.7%.  Consolidated depreciation and amortization as a percentage of revenue was 15.8% for the three months ended June 30, 2008, compared to 19.6% for the three months ended June 30, 2007.  Depreciation and amortization in the current period resulted from additions to property and equipment for the three months ended June 30, 2008 and the full period effect of depreciation on property and equipment acquired after January 1, 2007, which was partially offset, however, by the elimination of depreciation expense associated with property and equipment sold or disposed of during the three months ended June 30, 2008 and 2007, and property and equipment, which became fully depreciated since June 30, 2007.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.8 million for the three months ended June 30, 2007 to $0.4 million for the three months ended June 30, 2008.  The decrease of $0.4 million, or 50.0%, was primarily due to the decrease in average balances available for investment and a decrease in short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense and amortization of debt acquisition costs incurred in connection with the Secured Credit Facility, interest related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations.  Interest expense increased from $0.6 million for the three months ended June 30, 2007 to $0.9 million for the three months ended June 30, 2008.  Interest expense for the three months ended June 30, 2008 included interest on amounts outstanding under the Secured Credit Facility and commitment fees on the available but unused amounts under the Secured Credit Facility, which were offset by a reduction in interest incurred on the fair market rent liability and tax liabilities.

Other income, net.  Other income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was $0.0 million for the three months ended June 30, 2008, compared to a net expense of $0.1 million for the three months ended June 30, 2007, an increase of $0.1 million.  In the U.S., other income, net was a net expense of $0.1 million for the three months ended June 30, 2007, compared to a net expense of $0.2 million for the three months ended June 30, 2007, an increase of $0.1 million.  For our foreign operations, other income, net was $0.1 million for each of the three months ended June 30, 2008 and 2007.  During the three months ended June 30, 2008, consolidated other income, net was comprised of gains arising from the reversal of certain tax liabilities of $0.1 million and other gains of $0.1 million, partially offset by a loss on disposition of property and equipment of $0.2 million.  For the three months ended June 30, 2007, consolidated other income, net was comprised of a loss on foreign currency of $0.1 million.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2008 of $6.3 million, compared to a working capital deficit of $25.6 million at December 31, 2007.  The increase in working capital was due primarily to the increase in cash described below.  Cash and cash equivalent balances at June 30, 2008 were $68.5 million, compared to $45.8 million at December 31, 2007, an increase of $22.7 million.  The increase in cash at June 30, 2008 was primarily attributable to the proceeds from the funding of the Term Loan pursuant to the Secured Credit Facility, net of financing costs, of $22.3 million, cash generated by operating activities of $53.3 million and the release of restricted cash and cash equivalents, partially offset by the use of cash to purchase property and equipment of $54.0 million.

Net cash provided by operating activities was $53.3 million for the six months ended June 30, 2008, compared to $29.0 million for the six months ended June 30, 2007, an increase of $24.3 million.  Net cash provided by operating activities during the six months ended June 30, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $24.8 million and stock-based compensation expense of $7.9 million.  Net cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $23.5 million and stock-based compensation expense of $1.8 million.

Net cash used in investing activities during the six months ended June 30, 2008 was $52.4 million, compared to $34.5 million for the six months ended June 30, 2007.  Net cash used in investing activities during the six months ended June 30, 2008 was primarily attributable to the purchases of property and equipment of $54.0 million, partially offset by the proceeds generated from sales of property and equipment of $1.6 million.  Net cash used in investing activities during the six months ended June 30, 2007 reflects the cash used for the purchases of property and equipment totaling $35.8 million, partially offset by the receipt of $1.3 million of cash in connection with the 2006 sale of AboveNet (UK).  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash provided by financing activities was $21.8 million during the six months ended June 30, 2008, which is composed of the $22.3 million of net proceeds received from the funding of the $24 million term loan under the Secured Credit Facility, the release of restricted cash and cash equivalents of $1.0 million, and the proceeds from the exercise of warrants of $0.1 million, partially offset by the purchase of shares from employees in connection with the delivery of vested restricted stock units of $1.6 million.  Net cash provided by financing activities was $0.7 million during the six months ended June 30, 2007, which reflects the reduction of restricted cash and cash equivalents of $0.5 million and proceeds from the exercise of warrants of $0.2 million.

On February 29, 2008, we closed on the $60 million senior Secured Credit Facility comprised of: (i) an $18 million Revolver; (ii) a $24 million Term Loan; and (iii) an $18 million Delayed Draw Term Loan.  The Secured Credit Facility, which matures on February 28, 2013, is secured by substantially all of our assets. We paid $0.9 million for upfront fees to the Lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility.  Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Secured Credit Facility and our continued ability to make certain representations and warranties.  Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio.  As of June 30, 2008, the Term Loan of $24 million was outstanding under the Secured Credit Facility.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional Lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008, subject to the terms of the joinder agreement, including the payment of a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees.  The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009. During 2008, we received $10.6 million proceeds from the exercise of warrants and utilized $2.9 million of liquidity to purchase shares of common stock in connection with the delivery of restricted stock and a stock repurchase from employees. We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2010.

At December 31, 2007, we had $10.9 million accrued with respect to the GVN litigation, of which $3.4 million and $5.3 million had been paid during the three and six months ended June 30, 2008, respectively.  See Note 7, “Litigation,” for further discussion.

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of June 30, 2008:

	Payments Due By Period (in millions)
Contractual Obligations	Total	6 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$73.5	$7.2	$24.1	$15.2	$27.0
Capital Lease Obligations (including interest)	2.2	—	0.5	0.5	1.2
Other Rights-of-Way, Franchise Fees and Building Access Fees	161.5	14.8	42.3	27.4	77.0
Note Payable under Secured Credit Facility (including interest)	30.1	0.8	8.0	8.7	12.6
Accrued Severance Obligations	0.4	0.4	—	—	—
Total	$267.7	$23.2	$74.9	$51.8	$117.8

Excluded from this table are capital commitments (all of which relate to 2008) that totaled $28.9 million at June 30, 2008, and the obligation related to the $12 million Term Loan borrowed on October 1, 2008 in connection with the increase of the Secured Credit Facility to $90 million. Also excluded from this table are unused commitment fees payable with respect to the unused portion of the Secured Credit Facility.

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

Segment Results (in millions)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$68.8	$55.0	$13.8	25.1%
Costs of revenue (excluding depreciation and amortization, shown separately below)	29.1	23.6	5.5	23.3%
Selling, general and administrative expenses	18.5	15.2	3.3	21.7%
Depreciation and amortization	10.5	10.6	(0.1)	(0.9)%
Operating income	10.7	5.6	5.1	91.1%
Other income (expense):
Interest income	0.3	0.8	(0.5)	(62.5)%
Interest expense	(0.9)	(0.6)	0.3	50.0%
Other expense, net	(0.1)	(0.2)	0.1	50.0%
Income before income taxes	10.0	5.6	4.4	78.6%
Provision for income taxes	0.5	1.3	(0.8)	(61.5)%
Net income	$9.5	$4.3	$5.2	120.9%

United Kingdom and others:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$8.3	$6.3	$2.0	31.7%
Costs of revenue (excluding depreciation and amortization, shown separately below)	2.5	2.2	0.3	13.6%
Selling, general and administrative expenses	2.6	3.1	(0.5)	(16.1)%
Depreciation and amortization	1.7	1.4	0.3	21.4%
Operating income (loss)	1.5	(0.4)	1.9	NM
Other income (expense):
Interest income	0.1	—	0.1	NM
Other income, net	0.1	0.1	—	—
Income before income taxes	1.7	(0.3)	2.0	NM
Provision for income taxes	—	—	—	—
Net income	$1.7	$(0.3)	$2.0	NM

NM—not meaningful

United States:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$131.9	$106.8	$25.1	23.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	57.6	46.3	11.3	24.4%
Selling, general and administrative expenses	40.5	32.3	8.2	25.4%
Depreciation and amortization	21.5	20.7	0.8	3.9%
Operating income	12.3	7.5	4.8	64.0%
Other income (expense):
Interest income	0.8	1.7	(0.9)	(52.9)%
Interest expense	(1.6)	(1.2)	0.4	33.3%
Other (expense) income, net	(0.3)	0.7	(1.0)	(142.9)%
Income before income taxes	11.2	8.7	2.5	28.7%
Provision for income taxes	1.1	2.1	(1.0)	(47.6)%
Net income	$10.1	$6.6	$3.5	53.0%

United Kingdom and others:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$16.1	$12.0	$4.1	34.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	4.8	4.2	0.6	14.3%
Selling, general and administrative expenses	5.4	5.7	(0.3)	(5.3)%
Depreciation and amortization	3.3	2.8	0.5	17.9%
Operating income (loss)	2.6	(0.7)	3.3	NM
Other income (expense):
Interest income	0.1	—	0.1	NM
Other income, net	1.8	0.8	1.0	125.0%
Income before income taxes	4.5	0.1	4.4	NM
Provision for income taxes	—	—	—	—
Net income	$4.5	$0.1	$4.4	NM

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

As of June 30, 2008, we did not have any debt, other than indebtedness under our Term Loan and a capital lease obligation (which carried a fixed rate of interest).

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

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