Form 10-Q
period 2008-09-30
ABOVENET INC
filed 2009-02-06
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Table of Contents

 ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of September 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Operations (Unaudited)
	Three and nine month periods ended September 30, 2008 and 2007	4

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Nine month period ended September 30, 2008	5

	Consolidated Statements of Cash Flows (Unaudited)
	Nine month periods ended September 30, 2008 and 2007	6

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and nine month periods ended September 30, 2008 and 2007	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	49

Signatures		50

Exhibit Index		51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$72.9	$45.8
Restricted cash and cash equivalents	3.6	4.9
Accounts receivable, net of allowances of $1.1 and $0.7 at September 30, 2008 and December 31, 2007, respectively	19.1	18.4
Prepaid costs and other current assets	11.9	12.3
Total current assets	107.5	81.4

Property and equipment, net of accumulated depreciation and amortization of $201.9 and $172.6 at September 30, 2008 and December 31, 2007, respectively	386.3	347.7
Other assets	4.8	3.2
Total assets	$498.6	$432.3

LIABILITIES:
Current liabilities:
Accounts payable	$6.9	$7.9
Accrued expenses	73.6	78.3
Deferred revenue—current portion	25.7	20.8
Note Payable—current portion	1.4	—
Total current liabilities	107.6	107.0

Note Payable	22.6	—
Deferred revenue	92.3	91.7
Other long-term liabilities	9.1	9.9
Total liabilities	231.6	208.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 11,582,968 issued and 11,358,451 outstanding as of September 30, 2008, and 10,833,049 issued and 10,687,956 outstanding as of December 31, 2007	0.1	0.1
Additional paid-in capital	277.2	253.7
Treasury stock at cost, 224,517 and 145,093 shares at September 30, 2008 and December 31, 2007, respectively	(15.1)	(10.2)
Accumulated other comprehensive loss	(7.7)	(7.4)
Retained earnings (accumulated deficit)	12.5	(12.5)
Total shareholders’ equity	267.0	223.7
Total liabilities and shareholders’ equity	$498.6	$432.3

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$82.1	$67.3	$230.1	$186.1

Costs of revenue (excluding depreciation and amortization, shown separately below)	32.1	27.9	94.5	78.4
Selling, general and administrative expenses	22.9	22.6	68.8	60.6
Depreciation and amortization	12.2	12.0	37.0	35.5

Operating income	14.9	4.8	29.8	11.6

Other income (expense):
Interest income	0.5	0.8	1.4	2.5
Interest expense	(1.1)	(0.5)	(2.7)	(1.7)
Other (expense) income, net	(2.0)	1.4	(0.5)	2.9

Income before income taxes	12.3	6.5	28.0	15.3

Provision for income taxes	1.9	1.5	3.0	3.6

Net income	$10.4	$5.0	$25.0	$11.7

Income per share, basic:
Basic income per share	$0.94	$0.46	$2.30	$1.09

Weighted average number of common shares	11,034,257	10,759,052	10,833,583	10,739,815

Income per share, diluted:
Diluted income per share	$0.85	$0.41	$2.05	$0.97

Weighted average number of common shares	12,232,615	12,213,649	12,207,460	12,091,084

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity

Balance at January 1, 2008	10,833,049	$0.1	145,093	$(10.2)	$253.7	$(7.4)	$(12.5)	$223.7
Issuance of common stock from exercise of warrants, including cashless exercise	689,906	—	—	—	13.9	—	—	13.9
Issuance of common stock from vested restricted stock	60,875	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	26,877	(1.7)	—	—	—	(1.7)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	52,547	(3.2)	—	—	—	(3.2)
Foreign currency translation adjustments and change in fair value of interest rate swap	—	—	—	—	—	(0.3)	—	(0.3)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	9.6	—	—	9.6
Shares cancelled at conclusion of bankruptcy case	(862)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	25.0	25.0
Balance at September 30, 2008	11,582,968	$0.1	224,517	$(15.1)	$277.2	$(7.7)	$12.5	$267.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$25.0	$11.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37.0	35.5
Provision for bad debts	0.4	0.4
Non-cash stock-based compensation expense	9.6	5.0
Provisions for equipment impairment and asset abandonment	2.7	—
(Gain) loss on sale or disposition of property and equipment, net	(1.2)	0.1
Changes in operating working capital:		—
Accounts receivable	(1.7)	(1.2)
Prepaid costs and other current assets	0.2	(2.4)
Accounts payable	(0.9)	(5.9)
Accrued expenses	(0.8)	3.9
Other assets	(0.1)	(0.1)
Deferred revenue and other long-term liabilities	6.0	2.4
Net cash provided by operating activities	76.2	49.4
Cash flows provided by (used in) investing activities:
Proceeds from sales of property and equipment	1.7	0.1
Proceeds from sale of discontinued operations	—	1.3
Purchases of property and equipment	(82.9)	(61.3)
Net cash used in investing activities	(81.2)	(59.9)
Cash flows provided by (used in) financing activities:
Proceeds from notes payable, net of financing costs	22.3	—
Change in restricted cash and cash equivalents	1.3	0.4
Proceeds from exercise of warrants	10.7	0.3
Purchase of treasury stock	(1.7)	—
Net cash provided by financing activities	32.6	0.7
Effect of exchange rates on cash	(0.5)	0.3
Net increase (decrease) in cash and cash equivalents	27.1	(9.5)
Cash and cash equivalents, beginning of period	45.8	70.7
Cash and cash equivalents, end of period	$72.9	$61.2

Supplemental cash flow information:
Cash paid for interest	$1.5	$0.1
Cash paid for income taxes	$0.8	$1.5

Non-cash financing activity:
Non-cash exercise of five year warrants at maturity	$3.2	$—
Non-cash purchase of shares into treasury	$3.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$10.4	$5.0	$25.0	$11.7
Foreign currency translation adjustments and change in fair value of interest rate swap	(0.2)	(0.1)	(0.3)	0.2
Comprehensive income	$10.2	$4.9	$24.7	$11.9

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
•
Unsecured note holder claims and general unsecured claims of MFN were settled by the issuance of 1,685,433 shares of common stock, the right to purchase an allocated percentage of shares of common stock at $29.9543 per share, five year stock warrants to purchase 709,459 shares of common stock at $20.00 per share (which expired on September 8, 2008) (see Note 2, “Basis of Presentation and Significant Accounting Policies”) and seven year stock warrants to purchase 834,658 shares of common stock at $24.00 per share (expiring September 8, 2010), and certain avoidance proceeds collected by the Company.

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
(in millions, except share and per share information)

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven year stock purchase warrants to purchases 834,658 shares of common stock exercisable at a price of $24.00 per share. In addition, 1,064,956 shares of common stock were reserved for issuance under the Company’s 2003 Equity Incentive Plan. In July 2008, in connection with the conclusion of the bankruptcy case, 862 shares were unclaimed and cancelled and five year warrants to purchase 10 shares of common stock and seven year warrants to purchase 12 shares of common stock were determined to be undeliverable and were cancelled.  See Note 6, “Stock-Based Compensation and Equity” for further discussion.

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the nine months ended September 30, 2008 and 2007, we included the receipts of bankruptcy claim settlements relating to former customers’ contract terminations as termination revenue.  Termination revenue is reported together with other service revenue, and amounted to $4.4 and $5.6 in the three months ended September 30, 2008 and 2007, respectively, and $6.7 and $7.7 in the nine months ended September 30, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS No. 153”).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the nine months ended September 30, 2008 and 2007.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor amounted to $2.7 and $2.1 for the three months ended September 30, 2008 and 2007, respectively, and $8.2 and $6.3 for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $0.5 and $0.1 for the three months ended September 30, 2008 and 2007, respectively, and $2.0 and $1.5 for the nine months ended September 30, 2008 and 2007, respectively. The Company fully depreciated the remaining carrying value of the network infrastructure rendered, which on an original cost basis, totaled $0.3 ($0.2 on a net book value basis) for the nine months ended September 30, 2008.  To the extent relocations require only the movement of existing network infrastructure, the related costs are generally included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects.  The Company did not record any capitalized interest during the three and nine months ended September 30, 2008 and 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007. The Company recorded a provision for equipment impairment of $0.4 in the three and nine months ended September 30, 2008. There were no provisions for impairment recorded in the three and nine month periods ended September 30, 2007.

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

Treasury Stock

Treasury stock is accounted for under the cost method.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.5 and $6.1 at September 30, 2008 and December 31, 2007, respectively, of which $3.5 and $3.3, respectively, were included in “Accrued expenses,” and $3.0 and $2.8, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.05 for the three months ended September 30, 2008 and 2007, respectively, and $0.21 and $0.15 for the nine months ended September 30, 2008 and 2007, respectively.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2008 and 2007.  The tax expense is primarily due to current federal income taxes and minimum state and local income taxes.

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

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 6, “Stock-Based Compensation and Equity”).

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted during the period:

	Nine Months Ended September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	80.00%	80.00%
Risk-free interest rate	2.96%	4.89%
Expected life (years)	5.00	5.00
Weighted average fair value of options granted	$39.36	$31.16

On September 8, 2008, the Company awarded options to purchase 1,000 shares of common stock to each of the five non-employee members of the Board of Directors.  The options have an exercise price of $60.00 per share, a ten year life and vest on the first anniversary of the date of grant.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period (see Note 6, “Stock-Based Compensation and Equity”).

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (which expired on September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise in accordance with the terms of the warrant.  Stock warrants to purchase shares of common stock exercised totaled 684,684 and 4,506 during the three months ended September 30, 2008 and 2007, respectively, and 689,906 and 14,068 during the nine months ended September 30, 2008 and 2007, respectively.

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

Exercise of Warrants

Under the terms of the Warrant Agreements described in “Stock Warrants” above, if the market price of the Company’s common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, not to exercise its warrants. Under the Net Exercise, shares issued to the warrant holders were reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, were paid in cash.  The expiration date for the five year warrants was September 8, 2008.  Accordingly, five year warrants to purchase 159,263 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 389 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 106,716 shares were issued to the warrant holders, 52,547 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.

Derivative Financial Instruments

The Company utilized a derivative instrument, an interest rate swap, to mitigate the Company’s exposure to interest rate risk effective August 4, 2008.  See Note 3, “Notes Payable.”  The Company accounted for this derivative instrument under the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swap was considered a cash flow hedge and was 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive income (loss).  Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive income (loss) at September 30, 2008 was $0.04 for the interest rate swap.  This amount will be reclassified into earnings as the underlying forecasted transactions occur.  The mark-to-market value of the cash flow hedge was recorded in other non-current assets or other long-term liabilities and the offsetting gains or losses in accumulated other comprehensive loss.

Interest Rate Swap Agreement

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of September 30, 2008.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$24	2011	3.65%	2.47%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

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

The Company’s investment in overnight money market institutional funds, which amounted to $67.7 and $40.9 at September 30, 2008 and December 31, 2007, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is a party to an interest rate swap, which is utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap of $0.4 in other long-term liabilities in the consolidated balance sheet at September 30, 2008.

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable and trade accounts payable. The Company believes the carrying amounts in the financial statements approximates the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates. The Company’s consolidated balance sheet also includes the fair value of the interest rate swap contract, which is classified as a Level 2 liability.

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

The Company contributed $0.3 for each of the three months ended September 30, 2008 and 2007, respectively, and contributed $1.2 and $1.1 for the nine months ended September 30, 2008 and 2007, respectively, net of forfeitures for its obligations under these plans.

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

NOTE 3:  NOTES PAYABLE

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 4:  INCOME TAXES

The provision (benefit) for the income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$1.9	$1.5	$3.0	$3.6
Deferred	—	—	—	—
Total income tax provision	$1.9	$1.5	$3.0	$3.6

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At September 30, 2008 and December 31, 2007, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 11,034,257 and 10,759,052 for the three months ended September 30, 2008 and 2007, respectively, and 10,833,583 and 10,739,815 for the nine months ended September 30, 2008 and 2007, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,232,615 and 12,213,649 for the three months ended September 30, 2008 and 2007, respectively, and 12,207,460 and 12,091,084 for the nine months ended September 30, 2008 and 2007, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three and nine months ended September 30, 2008, potentially dilutive securities to acquire 11,900 and 6,900 shares of common stock, respectively, were excluded from the calculation of income per common share as they were anti-dilutive.  For the nine months ended September 30, 2007, potentially dilutive securities to acquire 7,800 shares of common stock were excluded from the calculation of income per common share as they were anti-dilutive.  There were no potentially dilutive securities excluded from the calculation of income per share for the three months ended September 30, 2007.

NOTE 6:   STOCK-BASED COMPENSATION AND EQUITY

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense for each period relate to share-based awards granted under AboveNet, Inc.’s 2003 Stock Incentive Plan and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At such date, 584,716 common shares had either been delivered to recipients, returned to treasury to fund tax obligations associated with the delivery or were reserved for future deliveries pursuant to restricted stock units, 467,025 common shares were reserved pursuant to outstanding options to purchase common stock and reserves of 13,215 common shares were cancelled.

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

Stock Options

On September 8, 2008, the Company awarded options to purchase 1,000 shares of common stock to each of the five non-employee members of the Board of Directors.  The options have an exercise price of $60.00 per share, a ten year life and vest on the first anniversary of the date of grant.  During the nine months ended September 30, 2007, the Company awarded options to purchase 13,475 shares of common stock, which have a ten year life, vested on the first anniversary date of the grant and have a per share exercise price of $56.00.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.0 and $0.9 for the three months ended September 30, 2008 and 2007, respectively, and $1.2 and $1.5 for the nine months ended September 30, 2008 and 2007, respectively.  The non-cash stock-based compensation expense for the nine months ended September 30, 2008 includes $0.8 incurred with respect to the modification of certain options to purchase common stock (see Note 9, “Employment Contract Termination”).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

On September 8, 2008, pursuant to the 2008 Plan, the Company granted to certain employees and to the members of the Board of Directors, an aggregate 345,100 restricted stock units, 190,000 of which vest 30% in one year, 10% in two years and 60% in three years, 86,000 of which vest ratably on each of the first, second and third anniversaries of the date of grant and 48,100 of which vest on the first anniversary of the date of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, may earn 21,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon certain performance targets for the fiscal years 2009, 2010 and 2011.  In May 2008, pursuant to the 2003 Plan, the Company awarded 9,000 restricted stock units in addition to the restricted stock units described above, which are scheduled to vest the first anniversary of the date of grant.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $1.7 and $2.3 for the three months ended September 30, 2008 and 2007, respectively, and $8.4 and $3.5 for the nine months ended September 30, 2008 and 2007, respectively.  Included in the expense for the nine months ended September 30, 2008 is a charge of $0.9, with respect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements as provided by SFAS No. 123(R).  There were no such amounts incurred for the three months ended September 30, 2008 and the three and nine months ended September 30, 2007.

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), is a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN. A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees. Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network. In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 in the three months ended December 31, 2007, of which $0.8 was paid in 2007 and $10.9 was included in accrued expenses on the consolidated balance sheet at December 31, 2007.  The Company had $3.4 included in accrued expenses at September 30, 2008.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal. In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.7 and $0.5 for the three months ended September 30, 2008 and 2007, respectively, and was $1.7 and $1.5 for the nine months ended September 30, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008 ($3.2 at December 31, 2007), was recorded as termination revenue in the three months ended September 30, 2008.

Telekenex, Inc. (“Telekenex”)

In May 2008, Telekenex, a customer, filed a complaint against the Company in the San Francisco County Superior Court alleging that the Company failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and the Company.  Telekenex asserted in the complaint that it is entitled to such fiber optic capacity and unspecified damages.  On September 29, 2008, the Company signed a settlement agreement with Telekenex pursuant to which the Company agreed to pay $0.35 and provide Telekenex additional fiber access in order to resolve the dispute.  Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex dismissed the complaint.  The Company recovered 100% of the Telekenex settlement payment under its errors and omissions insurance policy in December 2008.

NOTE 8:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended September 30, 2008 and 2007 and $0.3 and $0.2 for the nine months ended September 30, 2008 and 2007, respectively.  No amounts were outstanding at each of September 30, 2008 and December 31, 2007.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

NOTE 9:   EMPLOYMENT CONTRACT TERMINATION

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated. Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months and executed and delivered a consulting agreement with Mr. Doris.  The consulting agreement provided that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) his annual salary of $0.3 pro rated per week for nine months; and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris was $1.6, which was recognized in selling, general and administrative expenses for financial statement purposes during the three months ended March 31, 2008.  Additionally, the Company incurred non-cash stock-based compensation expense of $0.7 with respect to the modification of Mr. Doris’ vested options to purchase common stock (see Note 6, “Stock-Based Compensation and Equity – Stock Options”).

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
United States	$73.9	$60.8	$205.9	$167.7
United Kingdom	9.4	7.6	27.5	21.0
Eliminations	(1.2)	(1.1)	(3.3)	(2.6)
Consolidated Worldwide	$82.1	$67.3	$230.1	$186.1

	September 30, 2008	December 31, 2007
Long-lived assets
United States	$355.6	$317.3
United Kingdom	30.6	30.3
Other	0.1	0.1
Consolidated Worldwide	$386.3	$347.7

NOTE 11: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain on settlement or reversal of liabilities	$—	$1.1	$0.1	$1.1
Gain on legal settlement	—	—	—	0.6
(Loss) gain on foreign currency	(1.9)	0.7	(1.8)	0.7
(Loss) gain on disposition of property and equipment	(0.1)	(0.1)	1.1	(0.2)
Gain on leased asset termination	—	—	—	0.3
Gain on settlement of customer amounts due	—	—	—	0.4
Other	—	(0.3)	0.1	—
Total	$(2.0)	$1.4	$(0.5)	$2.9

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 13: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to the preferred members receiving distributions of their original investment plus a preferred return.  Based upon amounts contributed through December 31, 2008 and additional amounts committed by the preferred members, the Company’s nominal ownership interest will be approximately 15.4% of equity.  MediaX is a start-up company with no operating history, the distributions on the Company’s investment is subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control. These factors indicated that the fair value of the Company’s investment in MediaX is not significant. Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in cost of revenue in the relevant period.  The Company contributed services to MediaX of $0.4 and $0.8 in the three and nine months ended September 30, 2008, respectively.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as other customers.  The Company billed MediaX for services and reimbursements of $0.1 and $0.4 during the three and nine months ended September 30, 2008, respectively.  There were no services provided during the three and nine months ended September 30, 2007.

NOTE 14: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which is classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change on the Company’s operating results for the three and nine months ended September 30, 2008 was not material.

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

Stock Awards Granted

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

Employment Contracts

On October 27, 2008, the Company entered into an employment agreement with Mr. Joseph P. Ciavarella under which Mr. Ciavarella agreed to become the Company’s Senior Vice President and Chief Financial Officer.  The employment agreement is on substantially the same terms as the September 2008 employment agreements. See Note 12, “Commitments and Contingencies - Employment Contracts.”

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

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for the three and nine months ended September 30, 2008 and 2007, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 592 as of September 30, 2008, 514 of which were employed in the U.S., 76 in the U.K., one in the Netherlands and one in Japan.  Our worldwide headcount was 549 as of December 31, 2007, 482 of which were employed in the U.S., 65 in the U.K., one in the Netherlands and one in Japan.

2008 Highlights and 2009 Outlook

Our consolidated revenue increased from $186.1 million to $230.1 million, or 23.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due principally to a $24.2 million increase in our domestic metro transport services.  Additionally, in the U.S., our revenue from dark fiber services and IP network services increased by $11.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Revenue from our foreign operations, primarily in the U.K., increased by $5.8 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we generated net income of $25.0 million and as of September 30, 2008, we had $72.9 million of unrestricted cash, compared to $45.8 million of unrestricted cash at December 31, 2007, an increase in liquidity of $27.1 million.  This increase was attributable to the proceeds from the borrowing under the Company’s Secured Credit Facility and from cash generated by operating activities, partially offset by cash used in investing activities (purchases of property and equipment of $82.9 million).  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the nine months ended September 30, 2008, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Our revenue increased in 2008 compared to 2007.  Our costs grew at a slower rate than our revenue and our operating income improved.  Our operating results for 2008 were favorably impacted by the non-cash settlement of our dispute with SBC of $3.5 million, which was recognized in the third quarter of 2008 and the collection of a termination fee of $8.2 million, which will be recognized in the fourth quarter of 2008.  Offsetting these positive impacts was the write-off of our investment in a new information technology platform of $2.3 million that has been taken in the third quarter of 2008.  Our 2009 outlook is tempered by the overall negative economic trends and the weakness in the financial services industry, in which we provide services to a significant number of customers.  We believe that based upon our contracted deals awaiting delivery to customers, we will continue to add to our revenue base for the first half of 2009.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  However, we cannot predict the impact customer terminations or reductions in orders will have on the Company’s financial performance in 2009 and thereafter.  See Item 1, “Financial Statements,” Note 2, “Basis of Presentation and Significant Accounting Policies - Asset Abandonment” and Note 7, “Litigation” and Note 15, “Subsequent Events - Litigation.”

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

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the nine months ended September 30, 2008 and 2007, we included the receipts of bankruptcy claim settlements from former customers as termination revenue.  Termination revenue is reported together with other service revenue, and amounted to $4.4 million and $5.6 million in the three months ended September 30, 2008 and 2007, respectively, and $6.7 million and $7.7 million in the nine months ended September 30, 2008 and 2007, respectively.

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

Property and Equipment

Property and equipment are stated at their preliminary estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.7 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively, and $8.2 million and $6.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $0.5 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.3 million ($0.2 million on a net book value basis) for the nine months ended September 30, 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the year ended December 31, 2007 is a provision for equipment impairment of $2.2 million recorded to recognize the loss in value of certain equipment held in inventory, which was recorded in the three months ended December 31, 2007.  We recorded a provision for equipment impairment of $0.4 million in the three months ended September 30, 2008. There were no provisions for impairment recorded in the three and nine month periods ended September 30, 2007.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” and are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.5 million and $6.1 million at September 30, 2008 and December 31, 2007, respectively, of which $3.5 million and $3.3 million, respectively, were included in “Accrued expenses,” and $3.0 million and $2.8 million, respectively, were included in “Other long-term liabilities.”  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.05 million for the three months ended September 30, 2008 and 2007, respectively, and $0.21 million and $0.15 million for the nine months ended September 30 2008 and 2007, respectively.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (see Note 6, “Stock-Based Compensation and Equity,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

The following are the assumptions during the period set forth below used by the Company to calculate the weighted average fair value of stock options granted:

	Nine months Ended September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	80.00%	80.00%
Risk-free interest rate	2.96%	4.89%
Expected life (years)	5.00	5.00
Weighted average fair value of options granted	$39.36	$31.16

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation and Equity,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Consolidated Results:

	Nine months Ended September 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$230.1	$186.1	$44.0	23.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	94.5	78.4	16.1	20.5%
Selling, general and administrative expenses	68.8	60.6	8.2	13.5%
Depreciation and amortization	37.0	35.5	1.5	4.2%
Operating income	29.8	11.6	18.2	156.9%
Other income (expense):
Interest income	1.4	2.5	(1.1)	(44.0)%
Interest expense	(2.7)	(1.7)	1.0	58.8%
Other (expense) income, net	(0.5)	2.9	(3.4)	(117.2)%
Income before income taxes	28.0	15.3	12.7	83.0%
Provision for income taxes	3.0	3.6	(0.6)	(16.7)%
Net income	$25.0	$11.7	$13.3	113.7%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue was $230.1 million for the nine months ended September 30, 2008, compared to $186.1 million for the nine months ended September 30, 2007, an increase of $44.0 million, or 23.6%.  Revenue from our U.S. operations increased by $38.2 million, or 22.8%, from $167.5 million for the nine months ended September 30, 2007 to $205.7 million for the nine months ended September 30, 2008.  The principal reason for this increase was due to the continued growth in our metro transport services and dark fiber services.  U.S. revenue from metro transport services increased by $24.2 million, or 68.6%, from $35.3 million for the nine months ended September 30, 2007 to $59.5 million for the nine months ended September 30, 2008; revenue from dark fiber services increased by $9.5 million, or 9.8%, from $97.2 million for the nine months ended September 30, 2007 to $106.7 million for the nine months ended September 30, 2008, and revenue from IP network services increased by $2.1 million, or 11.6%, from $18.1 million for the nine months ended September 30, 2007 to $20.2 million for the nine months ended September 30, 2008.  A significant portion of the growth was attributable to new contracts with existing customers.  Revenue from our foreign operations, primarily in the U.K., increased by $5.8 million, or 31.2%, from $18.6 million for the nine months ended September 30, 2007 to $24.4 million for the nine months ended September 30, 2008.  The increase was primarily due to our continued focus on growing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the nine months ended September 30, 2008 was $94.5 million, compared to $78.4 million for the nine months ended September 30, 2007, an increase of $16.1 million, or 20.5%.  Consolidated costs of revenue as a percentage of revenue was 41.1% for the nine months ended September 30, 2008, compared to 42.1% for the nine months ended September 30, 2007, resulting in consolidated gross profit margin of 58.9% for the nine months ended September 30, 2008, compared to 57.9% for the nine months ended September 30, 2007.  The costs of revenue for our U.S. operations was $87.0 million and $72.3 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $14.7 million, or 20.3%.  The increase in the domestic costs of revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was attributable principally to (i) an increase of $3.8 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $2.6 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $2.4 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups; and (iv) an increase of $1.5 million for expenses associated with third party circuits. Additionally, the nine month period ended September 30, 2008 includes a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million, compared to a lease abandonment cost of $0.3 million for the nine month period ended September 30, 2007.  The costs of revenue for our foreign operations was $7.5 million for the nine months ended September 30, 2008, compared to $6.1 million for the nine months ended September 30, 2007, an increase of $1.4 million, or 23.0%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A for the nine months ended September 30, 2008 was $68.8 million, compared to $60.6 million for the nine months ended September 30, 2007, an increase of $8.2 million, or 13.5%.  SG&A as a percentage of revenue was 29.9% for the nine months ended September 30, 2008, compared to 32.6% for the nine months ended September 30, 2007.  In the U.S., SG&A was $60.3 million for the nine months ended September 30, 2008, compared to $51.7 million for the nine months ended September 30, 2007, an increase of $8.6 million, or 16.6%.  SG&A for our U.S. operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased primarily due to the increase of $4.6 million in non-cash stock-based compensation expense from $5.0 million in the nine months ended September 30, 2007 to $9.6 million in the nine months ended September 30, 2008.  The reasons for this increase were (i) the expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract recognized in the three months ended March 31, 2008; and (ii) the $0.7 million expense associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination also recognized in the three months ended March 31, 2008.  Additionally, payroll and payroll-related expenses increased by $2.8 million from $25.3 million for the nine months ended September 30, 2007 to $28.1 million for the nine months ended September 30, 2008 primarily due to the severance expense associated with the termination of Mr. Doris’ employment contract and the salaries associated with headcount increases since September 30, 2007.  See Note 9, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  We also had an impairment charge of $2.3 million with respect to an asset abandonment (see Note 2, “Basis of Presentation and Use of Estimates - Asset Abandonment,” for a further discussion).  These increases were partially offset by a reduction in transaction-based taxes of $1.3 million and a reduction in professional fees of $1.2 million.  SG&A for our foreign operations was $8.5 million for the nine months ended September 30, 2008, compared to $8.9 million for the nine months ended September 30, 2007, a decrease of $0.4 million, or 4.5%.

Depreciation and amortization.  Consolidated depreciation and amortization was $37.0 million for the nine months ended September 30, 2008, compared to $35.5 million for the nine months ended September 30, 2007, an increase of $1.5 million, or 4.2%.  Consolidated depreciation and amortization as a percentage of revenue was 16.1% for the nine months ended September 30, 2008, compared to 19.1% for the nine months ended September 30, 2007.  Depreciation and amortization increased as a result of additions to property and equipment for the nine months ended September 30, 2008 and the full period effect of depreciation on property and equipment acquired after January 1, 2007, which was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during the nine months ended September 30, 2008 and the nine months ended September 30, 2007, and property and equipment that became fully depreciated during the nine months ended September 30, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $2.5 million for the nine months ended September 30, 2007 to $1.4 million for the nine months ended September 30, 2008.  The decrease of $1.1 million, or 44.0%, was primarily due to the decrease in average balances available for investment and a decrease in short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense and amortization of debt acquisition costs incurred in connection with the Secured Credit Facility, interest related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations.  Interest expense increased from $1.7 million for the nine months ended September 30, 2007 to $2.7 million for the nine months ended September 30, 2008.  Interest expense for the nine months ended September 30, 2008 included interest on amounts outstanding under the Secured Credit Facility and commitment fees on the available but unused amounts under the Secured Credit Facility, which were offset by a reduction in interest incurred on the outstanding balance of deferred fair value rent liabilities and tax liabilities.

Other (expense) income, net.  Other (expense) income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was a net expense of $0.5 million for the nine months ended September 30, 2008, compared to other income, net of $2.9 million for the nine months ended September 30, 2007, a decrease of $3.4 million.  In the U.S., other income, net was a net expense of $0.2 million for the nine months ended September 30, 2008, compared to other income, net of $1.4 million for the nine months ended September 30, 2007, a decrease of $1.6 million.  For our foreign operations, other income, net was a net expense of $0.3 million for the nine months ended September 30, 2008, compared to other income, net of $1.5 million for the nine months ended September 30, 2007, a decrease of $1.8 million.  During the nine months ended September 30, 2008, consolidated other expense, net was comprised primarily of a loss on foreign currency of $1.8 million, offset by a gain on dispositions of property and equipment of $1.1 million, gains arising from the reversal of certain tax liabilities of $0.1 million and other gains of $0.1 million.  For the nine months ended September 30, 2007, consolidated other income, net was comprised primarily of gains arising from the reversal of certain tax liabilities of $1.1 million, gain on legal settlement of $0.6 million, gains on the settlement of customer amounts due of $0.4 million, gain on a leased asset termination of $0.3 million and a gain on foreign currency of $0.7 million, partially offset by a loss on dispositions of property and equipment of $0.2 million.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Consolidated Results (in millions):
	Three Months Ended September 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$82.1	$67.3	$14.8	22.0%
Costs of revenue (excluding depreciation and amortization, shown separately below)	32.1	27.9	4.2	15.1%
Selling, general and administrative expenses	22.9	22.6	0.3	1.3%
Depreciation and amortization	12.2	12.0	0.2	1.7%
Operating income	14.9	4.8	10.1	210.4%
Other income (expense):
Interest income	0.5	0.8	(0.3)	(37.5)%
Interest expense	(1.1)	(0.5)	0.6	120.0%
Other (expense) income, net	(2.0)	1.4	(3.4)	(242.9)%
Income before income taxes	12.3	6.5	5.8	89.2%
Provision for income taxes	1.9	1.5	0.4	26.7%
Net income	$10.4	$5.0	$5.4	108.0%

Revenue.  Consolidated revenue was $82.1 million for the three months ended September 30, 2008, compared to $67.3 million for the three months ended September 30, 2007, an increase of $14.8 million, or 22.0%.  Revenue from our U.S. operations increased by $13.1 million, or 21.6%, from $60.7 million for the three months ended September 30, 2007 to $73.8 million for the three months ended September 30, 2008.  The principal reason for this increase was due to the continued growth in our metro transport services and dark fiber services.  U.S. revenue from metro transport services increased by $8.6 million, or 64.7%, from $13.3 million for the three months ended September 30, 2007 to $21.9 million for the three months ended September 30, 2008; revenue from dark fiber services increased by $3.2 million, or 9.7%, from $33.1 million for the three months ended September 30, 2007 to $36.3 million for the three months ended September 30, 2008; and revenue from IP network services increased by $0.9 million, or 14.8%, from $6.1 million for the three months ended September 30, 2007 to $7.0 million for the three months ended September 30, 2008.  A significant portion of the growth was attributable to new contracts with existing customers.  Revenue from our foreign operations, primarily in the U.K., increased by $1.7 million, or 25.8%, from $6.6 million for the three months ended September 30, 2007 to $8.3 million for the three months ended September 30, 2008.  The increase was primarily due to our continued focus on growing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the three months ended September 30, 2008 was $32.1 million, compared to $27.9 million for the three months ended September 30, 2007, an increase of $4.2 million, or 15.1%.  Consolidated costs of revenue as a percentage of revenue was 39.1% for the three months ended September 30, 2008, compared to 41.5% for the three months ended September 30, 2007, resulting in consolidated gross profit margin of 60.9% and 58.5% for the three months ended September 30, 2008 and 2007, respectively.  The costs of revenue for our U.S. operations was $29.4 million and $26.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $3.4 million, or 13.1%.  The increase in the domestic costs of revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was attributable principally to (i) an increase of $1.3 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; and (ii) an increase of $1.0 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups.  These increases were partially offset by a decrease of $0.5 million in the long-haul circuit expense as a short-term lease expired in accordance with its terms.  Additionally, the three month period ended September 30, 2008 includes a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million, compared to a lease abandonment cost of $0.3 million for the three month period ended September 30, 2007.  The costs of revenue for our foreign operations was $2.7 million for the three months ended September 30, 2008, compared to $1.9 million for the three months ended September 30, 2007, an increase of $0.8 million, or 42.1%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A for the three months ended September 30, 2008 was $22.9 million, compared to $22.6 million for the three months ended September 30, 2007, an increase of $0.3 million, or 1.3%.  SG&A as a percentage of revenue was 27.9% for the three months ended September 30, 2008, compared to 33.6% for the three months ended September 30, 2007.  In the U.S., SG&A was $19.8 million for the three months ended September 30, 2008, compared to $19.4 million for the three months ended September 30, 2007, an increase of $0.4 million, or 2.1%.  SG&A for our U.S. operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 increased primarily due to an impairment charge of $2.3 million with respect to an asset abandonment (see Note 2, “Basis of Presentation and Use of Estimates - Asset Abandonment,” for a further discussion).  This increase was offset by (i) a decrease of $1.4 million in non-cash stock-based compensation expense from $3.1 million in the three months ended September 30, 2007 to $1.7 million in the three months ended September 30, 2008; (ii) a decrease of $0.3 million in transaction-based taxes; and (iii) a decrease of $0.4 million in professional fee.    SG&A for our foreign operations was $3.1 million for the three months ended September 30, 2008, compared to $3.2 million for the three months ended September 30, 2007, a decrease of $0.1 million, or 3.1%.

Depreciation and amortization.  Consolidated depreciation and amortization was $12.2 million for the three months ended September 30, 2008, compared to $12.0 million for the nine months ended September 30, 2007.  Consolidated depreciation and amortization as a percentage of revenue was 14.9% for the three months ended September 30, 2008, compared to 17.8% for the three months ended September 30, 2007.  Depreciation and amortization in the current period resulted from additions to property and equipment for the three months ended September 30, 2008 and the full period effect of depreciation on property and equipment acquired after January 1, 2007, which was partially offset, however, by the elimination of depreciation expense associated with property and equipment sold or disposed of during the three months ended September 30, 2008 and 2007, and property and equipment, which became fully depreciated since September 30, 2007.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.8 million for the three months ended September 30, 2007 to $0.5 million for the three months ended September 30, 2008.  The decrease of $0.3 million, or 37.5%, was primarily due to the decrease in average balances available for investment and a decrease in short-term interest rates.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense and amortization of debt acquisition costs incurred in connection with the Secured Credit Facility, interest related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to certain asset retirement obligations.  Interest expense increased from $0.5 million for the three months ended September 30, 2007 to $1.1 million for the three months ended September 30, 2008.  Interest expense for the three months ended September 30, 2008 included interest on amounts outstanding under the Secured Credit Facility and commitment fees on the available but unused amounts under the Secured Credit Facility, which were offset by a reduction in interest incurred on the fair market rent liability and tax liabilities.

Other (expense) income, net.  Other (expense) income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.

Consolidated other income, net was a net expense of $2.0 million for the three months ended September 30, 2008, compared to other income, net of $1.4 million for the three months ended September 30, 2007, a decrease of $3.4 million.  In the U.S., other income, net was $0.1 million for the three months ended September 30, 2008, compared to other income, net of $0.7 million for the three months ended September 30, 2007, a decrease of $0.6 million.  For our foreign operations, other income, net was a net expense of $2.1 million for the three months ended September 30, 2008, compared to other income, net of $0.7 million for the three months ended September 30, 2007, a decrease of $2.8 million.  During the three months ended September 30, 2008, consolidated other expense, net was comprised primarily of a loss on foreign currency of $1.9 million and a loss on dispositions of property and equipment of $0.1 million.  For the three months ended September 30, 2007, consolidated other income, net was comprised of gains arising from the reversal of certain tax liabilities of $1.1 million and gain on foreign currency of $0.7 million, offset by a loss on dispositions of property and equipment of $0.1 million and other losses of $0.3 million.

Liquidity and Capital Resources

We had working capital deficit of $0.1 million at September 30, 2008, compared to a working capital deficit of $25.6 million at December 31, 2007.  The increase in working capital was due primarily to the increase in cash described below.  Cash and cash equivalent balances at September 30, 2008 were $72.9 million, compared to $45.8 million at December 31, 2007, an increase of $27.1 million.  The increase in cash at September 30, 2008 was primarily attributable to the proceeds from the funding of the Term Loan pursuant to the Secured Credit Facility, net of financing costs, of $22.3 million, cash generated by operating activities of $76.0 million and the release of restricted cash and cash equivalents partially offset by the use of cash to purchase property and equipment of $82.9 million.

Net cash provided by operating activities was $76.2 million for the nine months ended September 30, 2008, compared to $49.4 million for the nine months ended September 30, 2007, an increase of $26.8 million.  Net cash provided by operating activities during the nine months ended September 30, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $37.0 million and stock-based compensation expense of $9.6 million.  Net cash provided by operating activities for the nine months ended September 30, 2007 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $35.5 million and stock-based compensation expense of $5.0 million.

Net cash used in investing activities during the nine months ended September 30, 2008 was $81.2 million, compared to $59.9 million for the nine months ended September 30, 2007.  Net cash used in investing activities during the nine months ended September 30, 2008 was primarily attributable to the purchases of property and equipment of $82.9 million partially offset by the proceeds generated from sales of property and equipment of $1.7 million.  Net cash used in investing activities during the nine months ended September 30, 2007 reflects the cash used for the purchases of property and equipment totaling $61.3 million, partially offset by the receipt of $1.3 million of cash in connection with the 2006 sale of AboveNet (UK) and the proceeds generated from sales of property and equipment of $0.1 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash provided by financing activities was $32.6 million during the nine months ended September 30, 2008, which is composed of the $22.3 million of net proceeds received from the funding of the $24 million term loan under the Secured Credit Facility, the proceeds from the exercise of warrants of $10.7 million and the release of restricted cash and cash equivalents of $1.3 million, partially offset by the purchase of shares from employees in connection with the delivery of vested restricted stock units of $1.7 million.  Net cash provided by financing activities was $0.7 million during the nine months ended September 30, 2007, which reflects the release of restricted cash and cash equivalents of $0.4 million and proceeds from the exercise of warrants of $0.3 million.

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

At December 31, 2007, we had $10.9 million accrued with respect to the GVN litigation, of which $1.6 million and $6.9 million had been paid during the three and nine months ended September 30, 2008, respectively.  See Note 7, “Litigation,” for further discussion.

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of September 30, 2008:

	Payments Due By Period (in millions)
Contractual Obligations	Total	3 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$68.4	$3.6	$24.2	$15.4	$25.2
Capital Lease Obligations (including interest)	2.2	—	0.5	0.5	1.2
Other Rights-of-Way, Franchise Fees and Building Access Fees	154.9	7.9	42.6	27.4	77.0
Note Payable under Secured Credit Facility (including interest)	29.7	0.4	8.0	8.7	12.6
Accrued Severance Obligations	0.4	0.4	—	—	—
Total	$255.6	$12.3	$75.3	$52.0	$116.0

Excluded from this table are capital commitments (all of which relate to 2008) that totaled $27.7 million at September 30, 2008, and the obligation related to the $12 million Term Loan borrowed on October 1, 2008 in connection with the increase of the Secured Credit Facility to $90 million.  Also excluded from this table are unused commitment fees payable with respect to the unused portion of the Secured Credit Facility.

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

Segment Results (in millions)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$73.8	$60.7	$13.1	21.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	29.4	26.0	3.4	13.1%
Selling, general and administrative expenses	19.8	19.4	0.4	2.1%
Depreciation and amortization	10.6	10.4	0.2	1.9%
Operating income	14.0	4.9	9.1	185.7%
Other income (expense):
Interest income	0.5	0.7	(0.2)	(28.6)%
Interest expense	(1.1)	(0.5)	0.6	120.0%
Other income, net	0.1	0.7	(0.6)	(85.7)%
Income before income taxes	13.5	5.8	7.7	132.8%
Provision for income taxes	1.9	1.5	0.4	26.7%
Net income	$11.6	$4.3	$7.3	169.8%

United Kingdom and others:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$8.3	$6.6	$1.7	25.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	2.7	1.9	0.8	42.1%
Selling, general and administrative expenses	3.1	3.2	(0.1)	(3.1)%
Depreciation and amortization	1.6	1.6	—	—
Operating income (loss)	0.9	(0.1)	1.0	NM
Other income (expense):
Interest income	—	0.1	(0.1)	NM
Other (expense) income, net	(2.1)	0.7	(2.8)	NM
(Loss) income before income taxes	(1.2)	0.7	(1.9)	(271.4)%
Provision for income taxes	—	—	—	—
Net (loss) income	$(1.2)	$0.7	$(1.9)	(271.4)%

NM—not meaningful

United States:

	Nine months Ended September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$205.7	$167.5	$38.2	22.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	87.0	72.3	14.7	20.3%
Selling, general and administrative expenses	60.3	51.7	8.6	16.6%
Depreciation and amortization	32.1	31.1	1.0	3.2%
Operating income	26.3	12.4	13.9	112.1%
Other income (expense):
Interest income	1.3	2.4	(1.1)	(45.8)%
Interest expense	(2.7)	(1.7)	1.0	58.8%
Other (expense) income, net	(0.2)	1.4	(1.6)	(114.3)%
Income before income taxes	24.7	14.5	10.2	70.3%
Provision for income taxes	3.0	3.6	(0.6)	(16.7)%
Net income	$21.7	$10.9	$10.8	99.1%

United Kingdom and others:

	Nine months Ended September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$24.4	$18.6	$5.8	31.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	7.5	6.1	1.4	23.0%
Selling, general and administrative expenses	8.5	8.9	(0.4)	(4.5)%
Depreciation and amortization	4.9	4.4	0.5	11.4%
Operating income (loss)	3.5	(0.8)	4.3	NM
Other income (expense):
Interest income	0.1	0.1	—	—
Other (expense) income, net	(0.3)	1.5	(1.8)	(120.0)%
Income before income taxes	3.3	0.8	2.5	NM
Provision for income taxes	—	—	—	—
Net income	$3.3	$0.8	$2.5	NM

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

As of September 30, 2008, we did not have any debt, other than indebtedness under our Term Loan and a capital lease obligation (which carried a fixed rate of interest).

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Note 7, “Litigation,” and the “Litigation” section of Note 15, “Subsequent Events” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition, to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.  Other than discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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