Form 10-K
period 2008-12-31
ABOVENET INC
filed 2009-03-16
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 was approximately $431.8 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐   No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2009, was 11,364,066.

DOCUMENTS INCORPORATED BY REFERENCE:  NOT APPLICABLE

Table of Contents

 ABOVENET, INC.

For The Year Ended December 31, 2008

INDEX

 PART I

ITEM 1. BUSINESS

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our communications infrastructure and global Internet protocol (IP) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions. Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery, and business continuity. We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate. In addition, we also provide dark fiber services to selected customers. We have included a Glossary of Terms beginning on page 8 to explain the many technical terms that are commonly used in our industry to assist you to better understand our business.  We recommend that you refer to this Glossary as you review the description of our business.

Metro networks. We are a facilities-based provider that operates fiber-optic networks in 14 major markets in the U.S. and one in the U.K. (London). We refer to these networks as our metro networks. These metro networks have significant reach and breadth. They consist of over 1.8 million fiber miles across over 4,500 cable route miles in the U.S. and in London. In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles. In January 2009, we announced plans to open Austin, Texas as our fifteenth domestic market.

Long haul network. Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning over 10,000 cable route miles that connects each of our 14 U.S. metro networks. We run advanced dense wavelength-division multiplexing (“DWDM”) equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network. We are also members of the Japan-US Cable Network (JUS) and Trans-Atlantic undersea telecommunications consortia (TAT-14) that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively. We refer to this network as our long haul network.

IP network. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S., Europe and Japan. Our IP network operates using advanced routers and switches that facilitate the delivery of IP transit services and IP-based virtual private network (“VPN”) services. A hallmark of our IP network is that we have direct connectivity to a large number of IP networks operated by others through peering agreements and to many of the most important bandwidth centers and peering exchanges.

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

Since emerging from bankruptcy, we have shifted our focus from a carrier-centric provider of dark fiber, Internet connectivity and co-location facilities to a company focused on taking advantage of our extensive fiber-optic assets to sell high bandwidth solutions, primarily to enterprise customers. As a result, we have sold or disposed of businesses and assets not deemed central to this focus, including our managed web-hosting services business and data center business. We also terminated our participation in non-core alliances.

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

In July 2006, we determined that as a result of a lack of certain accounting records, we did not expect to be able to produce or have management provide the required certifications for the financial statements for the year ended December 31, 2002 and the period from January 1, 2003 to September 7, 2003 (the last day prior to our emergence from bankruptcy) that could be prepared in accordance with generally accepted accounting principles or audited in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board. We had previously reported that as a result of a lack of certain accounting records necessary for the preparation of the 2001 consolidated financial statements, we could not complete our financial statements for the year ended December 31, 2001. We made these determinations only after spending considerable time and resources attempting to produce financial statements for these periods. As a result, we focused our resources on completing the consolidated financial statements for the period from September 8, 2003 through December 31, 2003, and for each of the years ended December 31, 2004, 2005, 2006 and 2007.

In August 2006, following our dismissal of KPMG LLP, BDO Seidman, LLP (“BDO Seidman”) was engaged as our independent registered public accountants to audit our financial statements as of September 8, 2003 and for the period from September 8, 2003 to December 31, 2003, and as of and for each of the years ended December 31, 2006, 2005 and 2004. BDO Seidman delivered its audit report on our financial statements as of December 31, 2003, 2004 and 2005, and for the period from September 8, 2003 to December 31, 2003 and for the years ended December 31, 2004 and 2005 in August 2007. On February 29, 2008, BDO Seidman delivered its audit report on our financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, which was included in our Annual Report on Form 10-K, for the year ended December 31, 2006, filed May 13, 2008.  On September 29, 2008, BDO Seidman delivered its audit report on our financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, which was included in our Annual Report on Form 10-K, for the year ended December 31, 2007, filed September 30, 2008.  On February 6, 2009, we filed our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008.

Business Strategy

Our primary strategy is to become the preferred provider of high bandwidth connectivity solutions in our target markets. Specifically, we are focused on the sale of high bandwidth transport solutions to enterprise customers. The following are the key elements of our strategy:

•	Connect to data centers where many enterprise customers locate their information technology infrastructure.
•	Target broadband communications infrastructure customers who have significant bandwidth requirements and high security needs.
•	Provide a high level of customization of our services in order to meet our customers’ requirements.
•
Deliver the services we offer over our metro networks, which often provide our customers with a dedicated pair of fibers. This use of dedicated fiber is a low latency, physically secure, flexible and scalable communications solution, which we believe is difficult for many of our competitors to replicate because most of their networks do not have comparable fiber density.

•	Use our metro fiber assets to drive the adoption of leading edge inter-city wide area network (WAN) services such as IP VPN services and long haul connectivity solutions.
•	Intensify our focus on sales to media companies with high bandwidth requirements.
•	Fulfill the needs of customers that are required to comply with financial and other regulations related to data availability, disaster recovery and business continuity.
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

•	Our modern networks with advanced fiber-optic technology are less costly to operate and maintain than older networks.
•	Our employment of state-of-the-art technology in all elements of our networks, from fiber to optical and IP equipment, provides leading edge solutions to customers.
•	The architecture of our metro networks, which facilitates high performance solutions in terms of loss and latency.
•
The spare conduit we install, where practical, allows us to install additional fiber-optic cables on many routes without the need for additional rights-of-way, which reduces expansion and upgrade costs in the future, and provides significant capacity for future growth.

Our Networks and Technology

Metro Networks

The foundation of our business is our metro fiber optic networks in the following domestic metropolitan areas and London in the U.K.

•	Boston
•	New York City metro
•	Philadelphia
•	Baltimore
•	Washington, D.C./Northern Virginia corridor
•	Atlanta
•	Houston
•	Dallas
•	Phoenix
•	Los Angeles
•	San Francisco Bay area
•	Portland
•	Seattle
•	Chicago

In January 2009, we announced plans to open Austin, Texas as our fifteenth domestic market.

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 1.8 million fiber miles and over 4,500 cable route miles. The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market. Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

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

•
Modern Fiber – We have deployed modern, high-quality optical fiber that can be used for a wide range of network applications. Standard single mode fiber is typically included on most cables while longer routes also contain non-zero dispersion shifted fiber that is optimized for longer distance applications operating in the 1550 nm range. Much of our network is well positioned to support the more stringent requirements of transport at rates of 40 Gbps and above.

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

•
Extensive Reach – Our metro markets typically have significant footprints and cover a wide geography. For example, the New York market includes a significant Manhattan presence and extends from Stamford, CT in the north through Delaware in the south, covering a large part of New Jersey. Similarly, the San Francisco market extends through to San Jose and the Dallas network incorporates the Fort Worth area.

On-Net Buildings

Our metro networks connect to over 1,700 buildings through our lateral cables, which cover over 1,000 route miles and over 100,000 fiber miles.  These connected buildings are referred to as on-net buildings.

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

•
Additional Buildings - In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our metro networks that spans over 10,000 route miles. With the exception of the route between New York and Washington, D.C., which we constructed and own, our long haul network is based on fiber either leased or acquired, typically under long-term agreements. We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This next generation network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high bandwidth service capability between our metro markets.

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

The core portion of our IP backbone network is based on multiple 10 Gbps long haul links and utilizes advanced Juniper and Cisco routers and switches to direct traffic to appropriate destinations. Our IP core infrastructure is based on next generation equipment that supports advanced IP services such as VPNs and is optimized to support high bandwidth customers.

As a Tier 1 IP network provider, we have peering arrangements with most other providers which allow us to exchange traffic with these other IP networks. We have devoted a substantial amount of time and resources to building our substantial peering infrastructure and relationships. We believe that this extensive peering fabric combined with our advanced network results in a positive customer experience.

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

Services

 Initially, our primary business was to lease dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that wanted to operate their own networks, often under long term agreements. Since 2003, we have shifted the focus of our business by leveraging our extensive fiber footprint and deploying capital to extend our fiber footprint to customers with high bandwidth requirements within and between our metro markets.  This transformation has allowed us to serve a much larger marketplace with differentiated services principally provided over our dedicated fiber.

In late 2008, we modified our service groupings and related revenue to more accurately reflect our focus on delivering high bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for 2007 and 2006 for comparative purposes and trend analysis.  However, our revenue for 2007 compared to 2006 included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflects the original service groupings as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  These groupings consisted of: fiber services, metro transport services, IP services, and long haul services.  Our data centers, which represented a fifth service, were sold in 2006.

Our services are grouped into three categories, as described below: fiber infrastructure, metro and WAN services.

Fiber  Infrastructure Services

Our fiber infrastructure services focus on the lease of dedicated dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that operate their own networks independent of the incumbent telecom companies. In addition to leasing dark fiber, we offer maintenance of dark fiber networks and the provisioning of network co-location and in-building interconnection services, typically at our POP locations.

Our fiber infrastructure services feature:

•	An extensive network footprint that extends well beyond the central business district in most markets.
•	The expertise and capability to add off-net locations to the network in a cost competitive manner.
•	Modern, high quality fiber with direct routing that meets stringent technical requirements.
•	Customized ring configurations and redundancy requirements in a private dedicated service.
•	7x24 monitoring of the network by our NMC.

Demand for fiber services is driven by key business initiatives including business continuity and disaster recovery, network consolidation and convergence, growth of wireless communications, and industry-specific applications such as high definition video transport and patient record management. Typically, Fortune 1000 and FTSE 500 enterprises with telecom intensive needs in industries such as financial services, social networking, technology, media, retail, energy and healthcare comprise the target customer base for our fiber optic infrastructure offerings.

Metro Services

We offer a number of high bandwidth metro service offerings in our active metro markets ranging from 100 Mbps to 10 Gbps connectivity.  These services range from simple point-to-point ethernet connectivity to complex multi-node wavelength-division multiplexing (“WDM”) solutions.  Our metro services have a number of important features that differentiate us from many of our competitors:

•	A substantial portion of our metro services are deployed over dedicated fiber from end-to-end, representing a private network for each customer.
•	This dedicated fiber provides customers with significant scalability for any increasing traffic demand.
•	A service based on dedicated fiber provides a high level of security, a key concern for many high-bandwidth customers across a range of industries.
•	The absence of a shared network eliminates many of the equipment interfaces of most other networks that can impact performance such as latency and cause service interruptions.
•	Some of our metro services are offered without the need for the customer to provide space and power, which may be difficult or expensive to obtain in many data centers.

We offer private, customized optical network deployments that we build for our largest customers with very specific needs.  These customers are typically large enterprise companies that have significant bandwidth requirements and value a completely private solution.  These solutions often involve extensive network construction to specific critical customer locations such as private data centers and trading platforms with dedicated WDM equipment configured in accordance with the customer’s needs.

In the past several years, we have expanded our metro services capability beyond customers with very high bandwidth (multiple wave) requirements by offering a number of wave and ethernet products aimed to serve more moderate bandwidth/circuit requirements.  These offerings include basic and enhanced wave services, which are based on dedicated, private fiber and equipment infrastructure from end-to-end and provide a solution for customers looking for a WDM-based service between two metro locations.  The Basic Wave offering provides our lowest cost wave service, while our Enhanced Wave service has a slightly higher initial cost, but provides the customer substantial ability to expand its service capabilities.

We also offer a full range of Metro Ethernet services including point-to-point and multi-point service configurations at 100 mbps, 1000 mbps and 10,000 mbps speeds.  We offer three different classes of our Metro Ethernet services with three different price points (higher, middle and lower) based upon level of service: (1) Private Metro Ethernet which utilizes customer dedicated equipment and fiber to deliver a completely private service with all of the associated operational, performance and security benefits; (2) Dedicated Metro Ethernet which utilizes shared equipment with reserved/guaranteed capacity, delivered to the customer location through dedicated fiber; and (3) Standard Metro Ethernet which utilizes shared equipment on a shared capacity basis, delivered to the customer location through dedicated fiber.

WAN Services

We offer a number of wave, ethernet and IP-based services within our WAN Services offering.  Most of these services provide connectivity solutions between our metro markets and target high bandwidth customers requiring transmission speeds of at least 100 mbps.  In addition, we provide high-speed Internet connectivity to our customers including high-end enterprise, web-centric and carrier/cable companies.  Each of our WAN services is differentiated by our significant metro fiber resources that allow us to extend the capability of our core networks to the customer in a secure and cost-effective manner.

Our long haul services provide inter-city connectivity between our 14 U.S. metro markets at a variety of speeds ranging from 1 Gbps to 10 Gbps. We have deployed a next generation ultra long haul network that takes advantage of significant capacity and distance improvements available in next generation networks.  As a result, our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

The attractiveness of our long haul services to our customers is further enhanced by our ability to extend the service from our long haul POP to the customer’s premises through our metro networks, thereby providing an end-to-end solution.  This flexibility and reach enables us to provide our long haul services on a differentiated basis.

We operate a Tier 1 IP network that provides high quality Internet connectivity for enterprise, web-centric, Internet and cable companies.  We offer connectivity to the Internet at 100 Mbps, 1 Gbps and 10 Gbps port levels in most of our active metro markets in the U.S. and in London, Paris and Frankfurt.  In addition, we offer IP connectivity in Amsterdam and Vienna through resale partners.  We believe our extensive number of peering partners, global reach and uncongested network approach result in a positive experience for our customers.  In addition to selling IP connectivity at data centers and other major IP exchanges, we offer our Metro IP service where we combine our metro fiber reach to deliver Internet connectivity to customer premises.  This service offering extends our significant IP capability, without the dilutive impact of traditional, shared access methods, to the customer location over dedicated fiber that will support full port speeds.

We also offer a suite of advanced ethernet and IP VPN services that provide connectivity between multiple locations in different cities for our customers. These services provide flexibility such as the ability to prioritize different traffic streams and the ability to converge multiple services across the same infrastructure.  These advanced VPN services, which include VPLS services, offer point-to-point and multipoint connectivity solutions based on MPLS technologies with the same high bandwidth scalability that our IP connectivity service allows.  Unlike most of our competitors, these services can be extended from our POPs to customer locations within one of our metro markets through dedicated fiber, thereby avoiding transitions through shared or legacy networks that can reduce performance quality.

Sales and Marketing

Our sales force is based across most of our current 14 U.S. metro markets and London.  Our U.S. sales force is comprised of over 60 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements. This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment, and telecommunications sectors.  Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands.  Major web-centric companies similarly have needs for significant bandwidth and reliable networks.  Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base.  Telecommunications service providers continue to utilize our metro fiber networks to connect to their customers, as well as to data centers and other traffic aggregation points. Key drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, compliance requirements under complex regulations such as the Sarbanes-Oxley Act or the Health Insurance Portability and Accountability Act (“HIPAA”) and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Segments

We operate our business as one operating segment and include segmented results based on geography.

Below is our revenue based on the location of our entity providing the service.  Long-lived assets are based on the physical location of the assets. The following tables present revenue and long-lived asset information for geographic areas (in millions):

	Years Ended December 31,
	2008	2007	2006
Revenue
United States	$288.5	$227.8	$217.6
United Kingdom	36.1	29.4	20.3
Other	—	—	0.5
Eliminations	(4.7)	(3.6)	(1.7)
Consolidated Worldwide	$319.9	$253.6	$236.7

	December 31,
	2008	2007
Long-lived assets
United States	$374.5	$317.3
United Kingdom	23.8	30.3
Other	0.1	0.1
Consolidated Worldwide	$398.4	$347.7

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results,” and Note 18, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details relating to our domestic revenues by service during the three years ended December 31, 2008 and our revenue generated in the U.K. and other during the three years ended December 31, 2008.

The decrease in long-lived assets in the U.K. is principally due to the difference (reduction) in the currency translation rates at December 31, 2008 compared to December 31, 2007.

Research and Development

          We depend upon our equipment vendors for technology developments in telecommunications equipment. We test, combine and implement these technology developments to provide the highest level of services to our customers.

Competition

The telecom industry is intensely competitive and has undergone significant consolidation over the past few years. Although there are multiple reasons for this consolidation, among the most prominent is the need to rationalize capacity created as a result of the telecommunications investment boom which occurred in the late 1990s. With respect to our larger competitors, Verizon and AT&T (formerly SBC) have accounted for most of the consolidation through their purchases of MCI and AT&T, respectively. In the mid-market, Level 3 was responsible for a significant portion of the consolidation by acquiring a large number of facilities-based telecommunications providers. At the same time, recent regulatory rulings have reduced the obligations of the ILECs to provide portions of their networks, referred to as unbundled network elements (UNEs), at historical cost prices making it more difficult for non-facilities-based operators to continue to provide services by utilizing UNEs from the ILECs.

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

Personnel

Our workforce levels have grown over the last three years as our business has expanded. As of December 31, 2008, 2007 and 2006 our work force was deployed as follows:

	December 31,
	2008	2007	2006
U.S.	537	482	441
U.K.	76	65	59
Japan	1	1	1
Netherlands	1	1	1
Total	615	549	502

We consider our relations with our workforce to be good. None of our employees is represented by a union.

Discontinued Operations

Upon our emergence from bankruptcy in September 2003, we decided to sell or dispose of certain European entities.  In connection with this program, AboveNet (UK) was sold on November 15, 2006.  The assets and liabilities of these entities, and the operating results and cash flows of these entities were reported as discontinued operations as of and for the year ended December 31, 2006.  See Note 9, “Discontinued Operations and Dispositions,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Telecommunication services. For most of our telecommunications services offerings, we are not required to provide such services on a common carrier basis (i.e., the provision of services to all customers on uniform terms and conditions). Our revenue from transmission services, whether or not provided as a common carrier, is subject to FCC Universal Service Fund assessments to the extent that these services are purchased by end users (i.e., not by wholesale providers or resellers).  Being regulated as a "telecommunications carrier" gives us certain legal benefits. In particular, state and local governments have the obligation to manage access to the public rights-of-way in a competitively neutral nondiscriminatory manner to telecommunications carriers. In addition, we are entitled to access existing telecommunications infrastructure by interconnecting our fiber-optic networks with the ILECs’ central offices and other facilities. Under the 1996 Communications Act, ILECs must, among other things: (1) allow interconnection at any technically feasible point and provide service equal in quality to that provided to others, and (2) provide access to their poles, ducts, conduits and other rights-of-way.

The FCC exercises jurisdiction over the rates that many power utilities and ILECs charge to other companies to lease space on their telephone poles or electrical towers in order to string fiber optic cable. While the FCC shares this jurisdiction with some state regulatory commissions, in the majority of the country, the FCC either directly regulates these “pole attachment” rates, or has established regulations that have been adopted by the states. The pole attachment law was first promulgated in Section 224 of the Federal Communications Act of 1978, and was later expanded in the 1996 Communications Act. The purpose of the law is to make it easier for cable companies and competitive telecommunications providers to build out their own networks. We have many pole attachment agreements with ILECs and power utilities – some of these agreements reflect rates that were voluntarily negotiated, but many reflect rates established pursuant to the FCC’s regulations. In recent years, some utilities have interpreted the regulations in a way that can impose what we believe to be excessive costs on competitive carriers, including us. To the extent utilities are successful in maintaining these interpretations of the rules they can increase our cost of doing business. In late 2007, the FCC initiated rulemaking proceedings to examine the pole attachment rate formula, specifically, whether a single rate should apply to all attachers and whether incumbent local exchange carriers should be entitled to the same rate as other telecommunications service providers, among other matters.

Internet access services, including IP connectivity services that we provide, are treated as unregulated “information services” under Title I of the 1996 Communications Act, and are not subject to regulatory fees. The FCC has recently issued orders confirming that other forms of IP bandwidth services, including Digital Subscriber Line service, Cable Modem service and Broadband Over Powerline service, are defined as “information services” and so are not subject to regulatory fees. However, the dramatic growth of Voice over Internet Protocol (“VoIP”) services has caused intense focus on the regulatory status of IP services. The FCC recently required that providers of interconnected VoIP service must provide access to emergency 911 services, must comply with federal law enforcement and “wiretap” statutes, and must pay regulatory fees. Some of these FCC decisions are under appeal before federal courts of appeals. While these decisions have focused on providers of interconnected VoIP service, which we do not provide, there is nevertheless substantial uncertainty concerning the regulatory status of IP-based services generally. This general uncertainty raises the concern that the FCC may extend other traditional telecommunications regulation to VoIP and/or other IP-based services, including the IP connectivity services that we offer. If this occurs, it could lead to an increase in the regulatory fees required to be paid by us related to such services.

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

Each state (and the District of Columbia) has its own statutory requirements for regulating providers of intrastate telecommunications services if they are "common carriers" or "public utilities." As with the federal regulatory scheme, we believe that our leasing of dark fiber facilities does not render us a common carrier or public utility such that we would be subject to this type of regulation in the provision of dark fiber in most jurisdictions in which we currently have facilities. Our offering of transmission services (as distinct from leasing dark fiber capacity), however, is subject to regulation in each of these jurisdictions to the extent that these services are offered for intrastate use. Under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to federal tariffs and rates, which fall under FCC jurisdiction to the exclusion of state regulation.

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

Regulation in the United Kingdom

The telecommunications regulatory regime in the U.K. is derived from directives and other regulatory instruments of the European Union Council, Parliament and the European Commission. In particular, in March 2002, the European Commission adopted a package of five new directives which set out a new framework for the regulation of electronic communications networks and services throughout the EU. These four directives were incorporated into U.K. national law by the Communications Act 2003, which came into effect on July 25, 2003, and Privacy and Electronic Communications (EC Directive) Regulations 2003, which came into effect on December 11, 2003.

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

During 2006, the European Commission began conducting a review of these directives and their associated regulatory framework (the “2006 Review”) to assess their continuing suitability and efficacy, and whether any amendments are necessary. The European Commission completed and published its legislative proposals following the 2006 Review in November 2007. The proposals are being debated in the European Parliament and by member state governments in the European Union Council. Once adopted by the European Parliament at the European Union Council level, the rules have to be incorporated into national law before taking effect. The European Commission expects any changes to be in effect by 2010. It is not possible, at this stage, to assess the impact of the 2006 Review on the U.K. telecommunications regulatory regime.

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

Carrier hotel – a facility containing many telecommunications service providers that are widely interconnected. The facility is generally industrial in nature with high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.

Central Office – a facility used to house telecommunications equipment (e.g. switching equipment) that is used to make connections between the local loops (local distribution network) in the vicinity of the facility to regional or long distance telecommunications facilities. Central Offices are typically operated by the ILEC.

CLEC – this is an acronym for “competitive local exchange carrier,” a carrier providing telecommunications services in competition with the ILEC.

Co-location – the placement of equipment in a telecommunications POP, data center or central office.

Data Center – a facility used to house computer systems and associated components. It generally includes environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

Dark Fiber – fiber that has not yet been connected to telecommunications transmission equipment and therefore not yet activated or “lit” for the transmission of voice, data or video traffic.

DWDM – this is an acronym for Dense Wavelength-Division Multiplexing. The term “dense” refers to the number of channels being multiplexed – a DWDM system typically has the capability to multiplex greater than 16 wavelengths.

Ethernet – the standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in the metro and long haul networks as well. Ethernet is defined by the IEEE in the 802.3 standard.

Facilities-based provider – a provider that predominately utilizes its own facilities and transmission and termination equipment (whether owned or leased) in the provision of telecommunications services rather than the facilities of other telecommunications services providers.

Fiber miles – the route miles of a network multiplied by the number of fibers within each cable on the network. For example, if a 10 mile network segment with one cable of 432 count fiber is installed, it would represent 10x1x432 or 4,320 fiber miles.

Gbps – gigabits per second, a measure of telecommunications transmission speed. One gigabit equals 1 billion bits of information.

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

ILEC – incumbent local exchange carrier, typically one of the historic regional Bell operating companies.

IP – Internet protocol, the transmission protocol used in the transmission of data over the Internet.

JUS – this is an acronym for the Japan-US Cable Network, a trans-Pacific undersea telecommunications cable system running between U.S. and Japan.

Lateral – an extension from the main or core portion of a network to a customer’s premises or other connection point.

Mbps – megabits per second, a measure of telecommunications transmission speed. One megabit equals 1 million bits of information.

MPLS – this is an acronym for MultiProtocol Label Switching, which is a standards-based technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given source/destination pair, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address for the next node to which the packet is to be sent.

Multiplexing – an electronic or optical process that combines a large number of lower speed transmissions into one higher speed data stream. Multiplexing can be accomplished via either time-division (TDM) or wavelength-division (WDM) methods.

Nm (nanometer) – the unit of measure used to quantify wavelength.  The term “nm range” is used to quantify a portion of the optical spectrum in which a particular optical transmission system operates.

NZDSF – this is an acronym for non-zero dispersion shifted fiber, a fiber type optimized for long distance transmission in the 1550 nm range.

Packet – a packet is a formatted block of information carried by a communications network. Traditional point-to-point communications networks simply transmit data as a series of bytes, characters or bits alone.

OC – this is an acronym for optical carrier level, a measure of the transmission rate of optical telecommunications traffic. For example: OC-1 = 51.85 Mbps.

Optical – relating to the transmission of telecommunications traffic through the use of light through fiber.

Peering – the interconnection between Internet service providers pursuant to which they exchange traffic from their respective customers.

Peering exchange – a facility at which multiple Internet service providers peer or exchange customer traffic to reach other parts of the Internet.

POP – this is an acronym for point-of-presence, a facility at which certain telecommunications services, ranging from co-location to transmission to fiber termination, occur.

TAT-14 – this is an acronym for a trans-Atlantic undersea telecommunications cable system running between U.S. and a number of points in Europe.

Tier 1 – a network generally operated by an Internet service provider that connects to the entire Internet solely via peering connections.

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

Transport service – a telecommunication service moving data from one place to another.

UNE – this is an acronym for unbundled network element, which is a regulatory term used to describe a segment of an ILEC telecommunications network that must be offered on a stand-alone basis, and is used in the provision of telecommunications services.

VPLS - this is an acronym for virtual private LAN service, a multipoint VPN service using MPLS or other protocols.

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

Wavelength – a channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.

WDM – in fiber-optic communications, wavelength-division multiplexing or WDM is a technology that combines (multiplexes) multiple optical signals onto a single optical fiber by using different wavelengths (colors) of laser light to carry the different signals.

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Available Information

Since emerging from bankruptcy, in addition to this Annual Report on Form 10-K for the year ended December 31, 2008 and our Annual Reports on Form 10-K for the years ended December 31, 2007 and 2006, we have filed Quarterly Reports on Form 10-Q for the three months ended September 30, 2008, June 30, 2008 and March 31, 2008 and certain Current Reports on Form 8-K with the SEC.  These reports, and any amendments to these reports, are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Additionally, this information is available at the SEC’s website (http://www.sec.gov). All of our SEC filings are available, free of charge, and as soon as practicable after they are filed with, or furnished to, the SEC on our website at http://www.above.net at the About / Investors tabs.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this report.  If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially.  As a result, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.  The risks described below are not the only risks we face.  Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.

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

Current economic trends and recessionary pressure could negatively affect our future operating results.

The current negative economic trends could adversely affect our operations, by among other things,

•	reducing and/or delaying the demand for our services;
•	increasing our customer churn, both with respect to customer terminations and with respect to reduced prices upon renewals of customer agreements;
•	leading to reduced services from our vendors facing economic difficulties; and
•	increasing the bad debts in our customer receivables.

These and other related factors could negatively affect our future operating results depending upon the length and severity of the current economic downturn.

Prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2008, we were not in compliance with our reporting obligations under the Securities Exchange Act of 1934.

We had not made any timely periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for any period since before our filing for bankruptcy in May 2002. The filing of this Annual Report on Form 10-K or future periodic filings will not cure these past violations. As a result of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC.

Our prior SEC Investigation may negatively affect us.

As previously discussed in Item 1, “Business - Corporate History,” the SEC initiated a formal investigation of MFN in June 2002. On December 15, 2006, we received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against us alleging that we violated various provisions of the federal securities laws. In connection with the contemplated action, the staff could have sought a permanent injunction, disgorgement, and civil penalties. In response to the Wells notice, we made a written submission to the SEC staff setting forth reasons why a civil injunctive action should not be authorized by the SEC. On March 19, 2007, we received a notice from the SEC staff stating that the investigation of MFN had been terminated and that no enforcement action against us had been recommended to the SEC. Such notice was provided to us under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the SEC.” While there have been no further actions to date, we cannot assure you that there will not be any further action on this or other matters by the SEC.

Our revenue includes certain fees that are not predictable.

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which are referred to as termination revenue.  Additionally, we have received settlements of our claims in various customer bankruptcy cases, which is also included in termination revenue. Termination revenue amounted to $15.4 million, $8.5 million and $8.3 million in 2008, 2007 and 2006, respectively. This revenue is not predictable and may not be sustainable.

In prior years, we incurred significant net losses and we cannot assure you that we will generate net income or that we will sustain positive operating cash flow in the future.

We incurred net losses from our inception through December 31, 2005. In 2006, we generated net income, principally from the sale of our remaining data centers and in 2007 and 2008, we generated operating income and net income.  The net income reported for 2007 included the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries. The net income reported for 2008 of $42.3 million includes termination fees of $15.4 million (as described in Note 2, “Basis of Presentation and Significant Accounting Policies – Revenue Recognition,” to the consolidated financial statements included elsewhere in this report).

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

We have a large number of customers in the financial services industry. Financial services companies, including some of our customers, have reported significant losses, which has created significant liquidity problems within the financial services industry. These problems may affect our customers’ ability to pay for our services and to place orders for new services. In addition, our operating results may also be adversely affected if our customers file for bankruptcy or are acquired by institutions or entities that are not interested in purchasing services from us.

We have incurred secured indebtedness.

On February 29, 2008, we obtained a $60 million senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 million revolving credit facility (the “Revolver”) and a $42 million term loan facility (the “Term Loan”).  The Secured Credit Facility is secured by substantially all of our domestic assets.  The Term Loan was comprised of $24 million, which was advanced at closing and up to $18 million of which originally could be drawn within nine months of closing at our option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.

On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added an additional lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008, subject to the terms of the joinder agreement.  The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million.  The additional amount of the Term Loan of $12 million was advanced on October 1, 2008.  The Secured Credit Facility imposes restrictions on our operations, including the requirements that we maintain an unrestricted cash balance at all times of at least $20 million.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 10, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this report.

At February 28, 2009, we had $36 million outstanding under the Secured Credit Facility.  We may not be able to generate sufficient cash flows in the future to repay the loan.  Additionally, we may not be able to satisfy the requirements under the loan covenants in order to utilize the Revolver or the Delayed Draw Term Loan or repayment may be accelerated.

If our operations do not produce sufficient cash to fund our operating expenses and capital requirements, we may be required to raise additional capital through a debt or equity financing.

In 2006, 2007 and 2008, we have utilized cash in excess of our cash from operating activities to fund additional investments in property and equipment thus reducing liquidity.  If our operating expenses or our investments in property and equipment increase, we may need to rely on our existing cash balance and funds available under our Secured Credit Facility to meet our cash needs. Our future capital requirements may increase if we acquire or invest in additional businesses, assets, services or technologies, which may require us to issue additional equity or debt. We may also face unforeseen capital requirements for new technology that we require to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities and for other unanticipated expenses associated with running our business. We cannot assure you that we will have access to necessary capital, particularly in light of current market conditions, nor can we assure you that any such financing will be available on terms that are acceptable to us. If we issue equity securities to raise additional funds, our existing stockholders may be diluted. Additionally, our Secured Credit Facility imposes limitations on the amount of additional indebtedness we may incur.

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

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. Pursuant to our assessment of internal control over financial reporting as of December 31, 2008, we have identified material weaknesses described in Item 9A, “Controls and Procedures.” These weaknesses mean that there is more than a remote likelihood that we will not prevent or detect a material misstatement in our financial statements.  At the current time (i) we are in the process of developing remedies to correct our weaknesses, (ii) we have already begun implementing programs to remediate some of these weaknesses and (iii) we have undertaken additional procedures to assist in the production of our financial statements.  However, we cannot assure you that we will be successful in this regard.  Further, as a result of these material weaknesses, our management has concluded that we do not have effective internal control over financial reporting and that our disclosure controls and procedures were not effective. In the event that we are unable to develop and maintain appropriate systems and controls, it could materially adversely affect our business, financial condition and results of operations. We believe, however, that the financial statements included in Item 8 of this Form 10-K fairly present, in all material respects, our financial condition and results of operations for the periods presented.

Our common stock is not listed and it may be difficult for our stockholders to sell their shares.

Our common stock is currently not listed on any stock exchange. Although we are aware that trades in our common stock occur through the over the counter market, the stock is very thinly traded. As a result, prices may be volatile and it may be difficult to find a purchaser for shares of our common stock. Although we plan to list our common stock with a national securities exchange, we cannot assure you that any such exchange will accept our listing. Further, we cannot predict the extent to which investor interest in our shares will lead to the development of an active trading market or how liquid that market may become.

We may not be able to successfully implement our business strategy because we depend on factors beyond our control, which could adversely affect our results of operations.

Our future largely depends on our ability to implement our business strategy – including shifting from carrier to enterprise customers and from leasing dark fiber to providing lit services – to create new business and revenue opportunities. Our results of operations will be adversely affected if we cannot fully implement our business strategy. Successful implementation depends on numerous factors beyond our control, including economic, competitive, regulatory and other conditions and uncertainties, the ability to obtain licenses, permits, franchises and rights-of-way on reasonable terms and conditions and the ability to hire and retain qualified management personnel.

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

In the past, we have had franchises and rights-of-way expire prior to executing a renewal and in the interim until such renewal was executed, operated without an agreement, which is the case currently with respect to our franchise agreement for our operations in the City of New York. We expect that these situations will continue to occur in the future. These expirations have not caused any material adverse effect on our operations in the past, and we do not expect that they will in the future. However, to the extent that a municipality or other right-of-way holder attempts to terminate our related operations upon the expiration of a franchise or right-of-way agreement, it could materially adversely affect our business, financial condition and results of operations.

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

We rely on third party service providers for important parts of our business, including most of the fibers on which our long haul network operates and significant portions of the conduits into which our fiber optic cables are installed in our metro networks. If these third party providers fail to perform the services required under the terms of our contracts with them or fail to renew agreements on reasonable terms and conditions, it could materially and adversely affect the performance of our services, and we may experience difficulties locating alternative service providers on favorable terms, if at all.

Changes in our traffic patterns or industry practice could result in increasing peering costs for our IP network.

Peering agreements with other Internet service providers allow us to access the Internet and exchange traffic with these providers. In most cases, we peer with other Internet service providers on a payment-free basis, referred to as settlement-free peering.  If other providers change the terms upon which they allow settlement-free peering or if changes in our Internet traffic patterns, including the ratio of our inbound to outbound traffic, cause us to fall below the criteria that these providers use in allowing settlement-free peering, the costs of operating our Internet backbone will likely increase. Any increases in costs could have an adverse effect on our margins and our ability to compete in the Internet services market.

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

Requests to relocate portions of our network can result in additional expenses.

We are periodically required to relocate portions of our network by municipalities, railroads, highway authorities and other entities that engage in construction or other activities in areas close to our network. These relocations can be expensive and time consuming to management and can result in interruptions of service to customers. If we are required to engage in an increased amount of relocation activities due to recently announced increased government spending on infrastructure or other reasons, it could adversely affect our business, financial condition and results of operations.

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

We provide telecommunication and other services in multiple jurisdictions across the United States and Europe and are therefore subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition and results of operations. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

Our inability to produce audited financial statements prevented us from filing our federal and state income taxes in a timely manner.

Because we were unable to produce auditable financial statements on a timely basis, we delayed the filing of federal and state income tax returns for 2003 to 2006.  In December 2008, we filed our income tax returns for the years ended December 31, 2006 and 2007. We are still subject to tax audits in these jurisdictions. While we believe that we will not owe any material amount of income taxes in these jurisdictions due to the significant losses incurred by us, we could be subject to various fines or penalties as a result of our non-timely filings.

Stockholders affiliated with certain of our directors own a significant percentage of our shares, which will limit your ability to influence corporate matters.

 As of February 28, 2009, two stockholders affiliated with certain of our directors beneficially owned in the aggregate approximately 32.2% of our outstanding common stock and our executive officers and directors, as a group, beneficially owned approximately 2.2% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including a merger or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

Our charter documents, our Stockholders’ Rights Plan and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Stockholders’ Rights Plan and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. Our Shareholders’ Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire control of us. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties currently are fiber optic networks and their component assets. We own substantially all of the communications equipment required for operating the network and our business. Such assets are located at leased locations in the areas that we serve.

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices. We lease properties to locate the POPs necessary to operate our networks. Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2010. Office and POP space is leased in the markets where we maintain our network and generally ranges from 1,000 to 33,000 square feet under agreements that expire over the next 16 years (as of December 31, 2008), with the majority of leases expiring over the next five years.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

Our existing properties are in good condition and are suitable for the conduct of our business.

We do not own any real property. As of December 31, 2008, we conducted our business in the U.S. through 110 operating leases totaling approximately 570,000 rentable square feet.

ITEM 3. LEGAL PROCEEDINGS

Under our plan of reorganization, which became effective on September 8, 2003 (“Plan of Reorganization”) or (“Plan”), essentially all claims against our U.S. entities that arose prior to their emergence from bankruptcy on September 8, 2003 were discharged in accordance with the Plan of Reorganization. A summary of the treatment of claims in the bankruptcy proceeding is provided in Note 1, “Background and Organization,” to the accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.  For additional information regarding our bankruptcy filing, see Item 1, “Business – Corporate History.”

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

We were a party to a fiber lease agreement with SBC Telecom, Inc. (“SBC”), a subsidiary of AT&T, entered into in May 2000.  We believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003, the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”). In November 2003, the Bankruptcy Court agreed with our interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that we were in breach of our obligations under such agreement and that therefore we were unable to assume the agreement upon our emergence from bankruptcy. We disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, we appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied our appeal. In March 2007, we filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that we were in default of the agreement with SBC.  During the term of the agreement, SBC paid us at the higher rate per fiber mile to reflect the reduced volume of services SBC believed it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, we recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $2.3 million for the year ended December 31, 2008 and $2.0 million for the years ended December 31, 2007 and 2006, respectively.

In July 2008, we and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate being paid by SBC for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement was terminated and we and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by us as revenue, which aggregated $3.5 million at July 10, 2008 ($3.2 million at December 31, 2007), was recorded as settlement revenue in the three months ended September 30, 2008.

Our U.K. operating subsidiary, ACUK, was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”). A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, we were also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  We also had certain repair and maintenance obligations that we must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, we paid $3.0 million in damages pursuant to the ruling in the liability trial. Additionally, we reimbursed GVN $1.8 million for legal fees and incurred our own legal fees of $2.4 million.  Further, we have incurred or are obligated for costs totaling $2.7 million to build additional network. In early August 2008, we reached a settlement agreement under which we paid GVN $0.6 million and agreed to provide additional construction of duct at an estimated cost of $1.2 million and provide GVN limited additional access to ACUK’s network. GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and the chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 million at December 31, 2007, of which $0.8 million was paid in 2007 and $10.9 million was included in accrued expenses on the consolidated balance sheet at December 31, 2007, of which $8.5 million was paid in 2008 and $1.2 million was included in accrued expenses at December 31, 2008. The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.

In May 2008, Telekenex, Inc. (“Telekenex”), a customer, filed a complaint against us in the San Francisco County Superior Court alleging that we failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and us.  Telekenex asserts in the complaint that it is entitled to such fiber optic capacity and unspecified damages.  On September 29, 2008, we signed a settlement with Telekenex pursuant to which we agreed to pay $0.35 million and provide Telekenex additional fiber access in order to resolve the dispute.  Such amount was paid in October 2008.  Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex is required to dismiss the complaint.  We recovered 100% of the Telekenex settlement payment under our errors and omissions insurance policy in December 2008.

In October 2008, the Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a claim in the Philadelphia County Court of Common Pleas against us for trespass with regard to portions of our network allegedly residing on SEPTA property in Pennsylvania.  SEPTA seeks unspecified damages for trespass and/or a determination that our network must be removed from SEPTA’s property.  We have responded to the claim and also filed a motion in the Bankruptcy Court seeking a determination that the claim is barred based on the discharge of claims and injunction contained in the Plan of Reorganization.  We believe that we have meritorious defenses to SEPTA’s claims.

From time to time, other legal matters in which we may be named as a defendant arise in the normal course of our business activities. The resolution of these legal matters against us cannot be accurately predicted. We do not anticipate that the outcome of such matters (or the other matters described above) will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities are not listed on any exchange. However, we are aware that shares of our common stock are traded on the over-the-counter market. Upon filing this annual report on Form 10-K for the year ended December 31, 2008, we will be current with our filings under the Exchange Act. We expect to apply for listing on a national securities exchange in the near future.

The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the over-the-counter market as reported to NASDAQ for each quarter of 2008 and 2007.

Year ended December 31, 2008	High	Low
First Quarter Ended March 31, 2008	$80.00	$58.75
Second Quarter Ended June 30, 2008	$71.75	$55.00
Third Quarter Ended September 30, 2008	$65.00	$51.00
Fourth Quarter Ended December 31, 2008	$60.00	$21.00

Year ended December 31, 2007
First Quarter Ended March 31, 2007	$60.00	$41.00
Second Quarter Ended June 30, 2007	$65.00	$55.00
Third Quarter Ended September 30, 2007	$100.00	$61.00
Fourth Quarter Ended December 31, 2007	$91.00	$55.00

There were 1,125 stockholders of record of AboveNet’s common stock as of March 1, 2009.

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

Description of AboveNet’s Equity Securities

 Pursuant to our Plan of Reorganization, upon our emergence from bankruptcy, we issued 8,750,000 shares of common stock to our pre-petition creditors (of which 862 shares went unclaimed and were cancelled at the conclusion of our bankruptcy case) and the right to purchase 1,699,210 shares of common stock at a price of $29.9543 per share, under a rights offering, of which the rights to purchase 1,668,992 shares of common stock have been exercised.  In addition, 1,064,956 shares of common stock were initially reserved for issuance under our 2003 Incentive Stock Option and Stock Unit Grant Plan, also referred to herein as our 2003 Stock Incentive Plan, Equity Incentive Plan or Equity Compensation Plan.

On August 29, 2008, the Board of Directors of the Company approved our 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan will be administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  750,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

In 2003, 709,459 shares of common stock were initially reserved for issuance upon the exercise of the five year warrants, exercisable at a price of $20.00 per share, which expired on September 8, 2008 in accordance with their terms.  During the term of the five year warrants, warrant holders exercised warrants to purchase 550,161 shares of common stock.  Additionally, warrants to purchase 159,263 shares of common stock were exercised under the net exercise provisions at the expiration of the warrants’ term, warrants to purchase 10 shares of common stock were not deliverable and were cancelled, and warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from the holder. See Item 8, “Financial Statements and Supplementary Data,” Note 11, “Shareholders’ Equity - Stock Warrants.”

Also in 2003, 834,658 shares of common stock were originally reserved for issuance upon the exercise of the seven year warrants, exercisable at a price of $24.00 per share, of which warrants to purchase 12 shares of common stock were cancelled, warrants to purchase 42,717 shares of common stock had been exercised as of December 31, 2008 and warrants to purchase 791,929 shares of common stock were available for exercise in the future.

Pursuant to our Plan of Reorganization, all existing shares of MFN common stock were cancelled.  The following table provides the details as of December 31, 2008, regarding our issuance and repurchase of shares of common stock since our emergence from bankruptcy.

Description	Number of Shares Issued	Shares Repurchased	Shares Outstanding
Shares issued at fresh start	8,749,138	—	8,749,138
Shares issued pursuant to the rights offering	1,668,992	—	1,668,992
Shares issued pursuant to the exercise of five year warrants	709,424	52,547	656,877
Shares issued pursuant to the exercise of seven year warrants	42,717	—	42,717
Shares issued pursuant to the delivery of vested restricted stock units under the 2003 Stock Incentive Plan	439,466	198,889	240,577
	11,609,737	251,436	11,358,301

The following table provides the details, as of December 31, 2008, of the shares of common stock underlying securities granted under our 2003 Stock Incentive Plan and our 2008 Plan.

Description	2003 Stock Incentive Plan	2008 Plan
Options to purchase common shares	466,051	5,000
Vested restricted stock units scheduled for delivery in 2009	106,500	—
Unvested restricted stock units	38,750	363,100
Restricted stock units granted subject to the attainment of future performance targets	—	21,000
	611,301	389,100

There are no shares available for grant under the 2003 Plan.  There are 360,900 shares available for future grant under the 2008 Plan.

As described above, there were seven year warrants to purchase 791,929 common shares available for exercise at December 31, 2008.

Common and Preferred Stock

On September 8, 2003, we authorized 10,000,000 shares of preferred stock, $0.01 par value, and 30,000,000 shares of common stock, $0.01 par value.  The holders of common stock are entitled to one vote for each issued and outstanding share and are entitled to receive dividends, subject to the rights of the holders of preferred stock.  Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors.  In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and preferred rights of any outstanding preferred stock.  In 2006, we designated 500,000 shares as Series A Junior Participating Preferred Stock in connection with the adoption by the Board of Directors of a Stockholders’ Rights Plan.

Table of Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information - Table of Securities Authorized for Issuance under Equity Compensation Plans,” of this report.

 The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2008.

Share Repurchases

During 2007, we delivered 310,719 shares of common stock to certain employees (including the named executive officers) and former employees, which represented shares underlying all vested restricted stock units at such date, of which 303,369 shares were delivered on December 28, 2007.  Of these shares, we repurchased an aggregate of 129,816 shares at $75.00 per share, the closing market price of our common stock on such date, in order to provide the holders with funds sufficient to satisfy their minimum tax withholding obligations and provide them with sufficient funds to meet our estimates (at their highest marginal tax rates) of their income tax obligations.  The aggregate value of the shares purchased by us of $9.7 million was charged to treasury stock. We decided to purchase these shares because the delivery of the shares underlying the stock units triggered significant tax obligations for these individuals. During 2008, we delivered a total of 87,625 shares pursuant to vested restricted stock units, of which we repurchased 35,186.  With respect to 40,875 of such delivered shares, we repurchased 17,077 shares to fund amounts in excess of the minimum tax withholding obligations, which resulted in compensation charges aggregating $0.9 million in the year ended December 31, 2008.  Additionally, in October 2008, we purchased 18,610 shares of common stock at a price of $50.07 per share for an aggregate purchase price of $0.9 million (such price being determined based on the average trading price set by the Board of Directors after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) from employees who had previously been delivered shares of common stock underlying vested restricted stock units.  Each of the October 2008 purchases was pursuant to a stock purchase agreement, which also included a provision that restricts the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company becomes current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock becomes listed on a national securities exchange.  Below is a summary of these repurchases.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
December 1 to 31, 2007 (1) (2)	129,816	$75.00	—	—
January 1 to March 31, 2008 (2)	611	$73.00	—	—
April 1 to June 30, 2008 (2)	24,360	$62.58	—	—
July 1 to September 30, 2008 (2)	1,906	$60.17	—	—
October 1 to October 31, 2008 (3)	18,610	$50.07	—	—
November 1 to November 30, 2008 (4)	7,824	$32.00	—	—
December 1 to December 31, 2008 (4)	485	$30.00	—	—
Amount repurchased in 2008	53,796	$53.55	—	—
Total repurchased in 2007 and 2008	183,612	$68.71	—	—

(1)	There were no other stock repurchases during fiscal 2007.

(2)	Shares repurchased to fund estimated related income tax obligations of recipients.

(3)	Shares purchased from employees who had previously been delivered shares of common stock underlying vested restricted stock units pursuant to stock purchase agreements.

(4)	Shares repurchased to fund minimum tax withholding obligation.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the Russell 2000 Index, for the period from December 31, 2003 through December 31, 2008.  Our stock has not been listed on any national exchange since our emergence from bankruptcy in September 2003 as we were not compliant with the periodic filing requirements of the Exchange Act.  However, our shares of common stock are traded on the over-the-counter market (pink sheets). The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
AboveNet, Inc.	$100	$85	$76	$160	$208	$77
NASDAQ (U.S.)	$100	$109	$110	$121	$132	$79
Russell 2000 Index	$100	$117	$121	$141	$138	$90

ITEM 6. SELECTED FINANCIAL DATA

The table below represents selected consolidated financial data of the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The historical financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and the accompanying notes.

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

(In millions, except share and per share information, for the tables set forth below)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations data:
Revenue	$319.9	$253.6	$236.7	$219.7	$189.3
Costs of revenue (including provision for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively)	126.0	110.3	121.9	119.2	112.2
Selling, general and administrative expenses (including provision for impairment of $2.3 for the year ended December 31, 2008)	90.5	80.9	71.1	69.6	71.7
Depreciation and amortization	48.3	47.5	47.2	43.1	40.8
Loss on litigation	—	11.7	—	—	—
Operating income (loss)	55.1	3.2	(3.5)	(12.2)	(35.4)
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	—	—	—
Interest income	1.8	3.3	2.4	1.3	1.1
Interest expense	(3.9)	(2.3)	(5.8)	(5.9)	(11.1)
Other (expenses) income, net	(2.4)	3.8	2.1	10.9	9.2
Gain (loss) on sale of data centers	—	—	48.2	(1.3)	—
Income (loss) from continuing operations before income taxes	50.6	18.3	43.4	(7.2)	(36.2)
Provision for income taxes	8.3	4.5	—	0.4	0.5
Income (loss) from continuing operations	42.3	13.8	43.4	(7.6)	(36.7)
Income (loss) from discontinued operations, net of taxes	—	—	3.0	(0.8)	(1.1)
Net income (loss)	$42.3	$13.8	$46.4	$(8.4)	$(37.8)
Net income (loss) per share, basic:
Net income (loss) per share from continuing operations	$3.85	$1.28	$4.07	$(0.72)	$(3.48)
Net income (loss) per share from discontinued operations	—	—	.28	(0.07)	(0.10)
Net income (loss) per share, basic	$3.85	$1.28	$4.35	$(0.79)	$(3.58)
Shares used in computing basic net income (loss) per share	10,992,642	10,751,921	10,669,365	10,596,244	10,550,249
Net income (loss) per share, diluted:
Net income (loss) per share from continuing operations	$3.46	$1.13	$3.68	$(0.72)	$(3.48)
Net income (loss) per share from discontinued operations	—	—	.26	(0.07)	(0.10)
Net income (loss) per share, diluted	$3.46	$1.13	$3.94	$(0.79)	$(3.58)
Shares used in computing diluted net income (loss) per share	12,227,075	12,184,139	11,794,279	10,596,244	10,550,249

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet data:
Cash and cash equivalents	$87.1	$45.8	$70.7	$45.9	$45.3
Working capital (deficit)	11.8	(26.1)	17.4	(5.8)	(4.0)
Property and equipment, net	398.4	347.7	299.2	305.2	312.3
Total assets	525.6	432.3	407.7	385.0	400.2
Long-term debt (*)	34.3	1.6	1.5	1.6	1.8
Total shareholders’ equity	284.3	223.7	217.9	166.9	170.9

(*)
At December 31, 2007, 2006, 2005 and 2004, the balance represents the long-term obligation under a capital lease, which was included in other long-term liabilities on the respective consolidated balance sheets.  The December 31, 2008 balance also includes the long-term portion of the aggregate $36 million of term loans borrowed pursuant to the Secured Credit Facility.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Cash flow data:
Net cash provided by operating activities	$116.1	$69.7	$51.3	$43.6	$25.8
Net cash used in investing activities	(115.6)	(89.3)	(27.2)	(42.0)	(23.0)
Net cash provided by (used in) financing activities	42.6	(5.4)	(1.0)	(1.1)	(62.5)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Executive Summary

Overview

We provide telecommunications services primarily in 14 major metropolitan markets in the U.S. and one in the U.K. (London). Our services include high bandwidth fiber-optic connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the U.S. and the U.K.  In January 2009, we announced plans to open Austin, Texas as our fifteenth domestic market.

The components of our operating income (loss) are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for the years ended December 31, 2008 and 2007 and an operating loss for the year ended December 31, 2006, as shown in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

Industry

The demand for high bandwidth telecommunications services continues to increase. We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand. Although the competitive landscape in the telecommunications industry is challenging and constantly shifting and the current economic environment could adversely affect demand, we believe that we are well positioned for continued growth in the future.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 615 as of December 31, 2008, 537 of which were employed in the U.S., 76 in the U.K., one in the Netherlands and one in Japan.

2008 Highlights

Our consolidated revenue increased by $66.3 million, or 26.1%, from $253.6 million to $319.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due principally to a $25.4 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $14.0 million and $12.0 million, respectively, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Revenue from our foreign operations, primarily in the U.K., increased by $5.6 million in the year ended December 31, 2008 compared to the year ended December 31, 2007.

For the year ended December 31, 2008, we generated operating income of $55.1 million, compared to operating income of $3.2 million for the year ended December 31, 2007 and net income of $42.3 million for the year ended December 31, 2008, compared to $13.8 million for the year ended December 31, 2007. The operating income for 2007 includes an $11.7 loss on litigation. Net income for 2007 also includes a non-cash gain on the reversal of currency translation adjustments of $10.3 million. At December 31, 2008, we had $87.1 million of unrestricted cash, compared to $45.8 million of unrestricted cash at December 31, 2007, an increase in liquidity of $41.3 million.  We are required to maintain an unrestricted cash balance of at least $20 million at all times in accordance with the Secured Credit Facility. The increase in cash at December 31, 2008 was primarily attributable to cash generated by operating activities of $116.1 million plus cash, net of debt acquisition costs, of $33.6 million provided by draw downs under the Company’s Secured Credit Facility and cash provided by the exercise of stock purchase warrants totaling $10.7 million, offset by cash used to purchase property and equipment of $117.2 million.

In 2008, our cash flow generated by operating activities increased as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2010.

Our revenue increased in 2008 compared to 2007.  Our costs during this period grew at a slower rate than our revenue, which resulted in an improvement in our operating income.  Our operating results for 2008 were favorably impacted by the non-cash settlement of our dispute with SBC of $3.5 million, which was recognized in the third quarter of 2008 and the collection of a termination fee of $8.2 million, which was recognized in the fourth quarter of 2008, both of which were included in our termination revenue of $15.4 million for the year ended December 31, 2008, which exceeded the $8.5 million generated for the year ended December 31, 2007.  Offsetting these positive impacts was the write-off of our investment in a new information technology platform of $2.3 million that was recorded in the third quarter of 2008.  See Item 8, “Financial Statements and Supplementary Data,” Note 4, “Property and Equipment - Asset Abandonment” and Note 16, “Litigation,” in the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The 2007 operating results include a loss on litigation of $11.7 million.

2009 Outlook

Our 2009 outlook is tempered by the overall negative economic trends and the weakness in the financial services industry, in which we provide services to a significant number of customers.  We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base for the first half of 2009.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  However, we cannot predict the impact customer terminations or reductions in orders will have on our financial performance in 2009 and thereafter.

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide. We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers. Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages (which decline over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return.  We also derive a portion of our revenues from annual and month-to-month contracts.

In late 2008, we modified our service groupings and the related revenue to more accurately reflect our focus on delivering high bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for 2007 and 2006 for comparative purposes and trend analysis.  However, our revenue for 2007 compared to 2006 included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflects the original service groupings as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  These groupings consisted of: fiber services, metro transport services, IP services, and long haul services.  Our data centers, which represented a fifth service, were sold in 2006.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits, stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than income taxes), including property taxes and trust fund-related taxes such as gross receipts taxes; (v) restructuring costs and (vi) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

2006 Corrections of Prior Years’ Misstatements

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

2007 Reclassification

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2007 to conform to the classifications used for the year ended December 31, 2008.

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

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of our assets and liabilities.  The reorganization value was allocated to our assets and liabilities based upon their fair values.  We engaged an independent appraiser to assist us in determining the fair market value of our property and equipment.  The determination of fair values of assets and liabilities was subject to significant estimates and assumptions.  The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following:  (i) reduction of property and equipment, (ii) reduction of indebtedness, (iii) reduction of vendor payables, (iv) reduction of the carrying value of deferred revenue, (v) increase of deferred rent to fair market value, (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization, (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

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

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC SAB No. 104, “Revenue Recognition,” we generally amortize revenue related to installation services on a straight-line basis over the contracted customer relationship, which generally ranges from two to twenty years.

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2008, 2007 and 2006, we included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported together with other service revenue, and amounted to $15.4 million, $8.5 million and $8.3 million in 2008, 2007 and 2006, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build-outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $10.7 million, $8.6 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building (except certain storage huts which are 20 years)	37.5 years

Network infrastructure assets	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $2.6 million, $2.2 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.3 million, $0.3 million and $1.6 million ($0.2 million, $0.2 million and $1.6 million on a net book value basis) for the years ended December 31, 2008, 2007 and 2006, respectively. To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” we will capitalize interest on certain construction projects.  No such amounts were capitalized for the years ended December 31, 2008, 2007 and 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the years ended December 31, 2008 and 2007 are provisions for equipment impairment of $0.4 million and $2.2 million, respectively, recorded to recognize the loss in value of certain equipment held in inventory.  There was no provision for impairment amounts provided for the year ended December 31, 2006.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the de-commissioning and removal of equipment, restoration of leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.1 million and $6.1 million at December 31, 2008 and 2007, respectively, of which $4.0 million and $3.3 million, respectively, were included in “Accrued expenses,” and $3.1 million and $2.8 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.3 million for the year ended December 31, 2008 and $0.2 million for each of the years ended December 31, 2007 and 2006.

Derivative Financial Instruments

We utilized interest rate swaps, derivative instruments, to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million portion of the Term Loan provided by SunTrust Bank.  See Note 10, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We accounted for the derivative instruments under the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivative financial instruments for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swap was considered a cash flow hedge and was 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive income (loss).  Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive income (loss) at December 31, 2008 was $1.6 million for the interest rate swaps.  This amount will be reclassified into earnings as the underlying forecasted transactions occur.  The mark-to-market value of the cash flow hedge was recorded in other non-current assets or other long-term liabilities and the offsetting gains or losses in accumulated other comprehensive loss.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of December 31, 2008.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$24	2011	3.65%	2.69%

$12	2011	2.635%	1.73%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for our financial assets and liabilities effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  SFAS No. 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

Our investment in overnight money market institutional funds, which amounted to $81.9 million and $40.9 million at December 31, 2008 and December 31, 2007, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swaps of $1.6 million in other long-term liabilities in the consolidated balance sheet at December 31, 2008.

Our consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable and trade accounts payable. We believe the carrying amounts in the financial statements approximate the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.  Our consolidated balance sheet also includes the fair value of the interest rate swap contract, which is classified as a Level 2 liability.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes.  Our cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.   Our trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  We perform ongoing credit evaluations of our customers’ financial condition.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  We place our cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.  Given recent developments in the financial markets and our exposure to customers in the financial services industry, our ability to collect contractual amounts due from certain customers severely impacted by these developments may be adversely affected.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2008 and 2007.

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

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  (See Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occured.  As we had recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	2.96%	4.61%	4.89%
Expected life (years)	5.00	5.00	5.00
Weighted average fair value of options granted	$39.36	$41.77	$31.16

For a description of our stock-based compensation programs, see Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,
	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$319.9	$253.6	$66.3	26.1%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively)	126.0	110.3	15.7	14.2%
Selling, general and administrative expenses	90.5	80.9	9.6	11.9%
Depreciation and amortization	48.3	47.5	0.8	1.7%
Loss on litigation	—	11.7	(11.7)	NM
Operating income	55.1	3.2	51.9	NM
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	(10.3)	NM
Interest income	1.8	3.3	(1.5)	(45.5)%
Interest expense	(3.9)	(2.3)	1.6	69.6%
Other (expense) income, net	(2.4)	3.8	(6.2)	NM
Income from continuing operations, before income taxes	50.6	18.3	32.3	176.5%
Provision for income taxes	8.3	4.5	3.8	84.4%
Net income	$42.3	$13.8	$28.5	206.5%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.   Consolidated revenue was $319.9 million for the year ended December 31, 2008, compared to $253.6 million for the year ended December 31, 2007, an increase of $66.3 million, or 26.1%.  Revenue from our U.S. operations increased by $60.7 million, or 26.7%, from $227.5 million for the year ended December 31, 2007 to $288.2 million for the year ended December 31, 2008.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  U.S. revenue from metro services increased by $25.4 million, or 59.1%, from $43.0 million for the year ended December 31, 2007 to $68.4 million for the year ended December 31, 2008, revenue from fiber infrastructure services increased by $14.0 million, or 10.2%, from $137.0 million for the year ended December 31, 2007 to $151.0 million for the year ended December 31, 2008 and revenue from WAN services increased by $12.0 million, or 32.6%, from $36.8 million for the year ended December 31, 2007 to $48.8 million for the year ended December 31, 2008.  A significant portion of the growth was attributable to new contracts with existing customers.  Revenue from our foreign operations, primarily in the U.K., increased by $5.6 million, or 21.5%, from $26.1 million for the year ended December 31, 2007 to $31.7 million for the year ended December 31, 2008.  The increase was primarily due to our continued focus on increasing our existing services in the U.K.

Costs of revenue.   Consolidated costs of revenue for the year ended December 31, 2008 was $126.0 million, compared to $110.3 million for the year ended December 31, 2007, an increase of $15.7 million, or 14.2%.  Consolidated costs of revenue as a percentage of revenue was 39.4% for the year ended December 31, 2008, compared to 43.5% for the year ended December 31, 2007, resulting in consolidated gross profit margin of 60.6% for the year ended December 31, 2008, compared to 56.5% for the year ended December 31, 2007.  The costs of revenue for our U.S. operations was $116.6 million and $101.9 million for the years ended December 31, 2008 and 2007, respectively, an increase of $14.7 million, or 14.4%.  The increase in the domestic costs of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 was attributable principally to (i) an increase of $4.9 million in co-location expenses to support our IP network services and increase our presence in third party data centers; (ii) an increase of $3.6 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $3.2 million in payroll related expenses, primarily related to the increase in headcount in our operations technical services and systems engineering groups and (iv) an increase of $2.0 million for expenses associated with third party circuits. Additionally, the year ended December 31, 2008 includes a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million, compared to a provision for equipment impairment of $2.2 million and a lease abandonment cost of $0.3 million for the year ended December 31, 2007.  The costs of revenue for our foreign operations was $9.4 million for the year ended December 31, 2008, compared to $8.4 million for the year ended December 31, 2007, an increase of $1.0 million, or 11.9%, which was consistent with our revenue growth.

Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A for the year ended December 31, 2008 was $90.5 million, compared to $80.9 million for the year ended December 31, 2007, an increase of $9.6 million, or 11.9%.  SG&A as a percentage of revenue was 28.3% for the year ended December 31, 2008, compared to 31.9% for the year ended December 31, 2007.  In the U.S., SG&A was $79.6 million for the year ended December 31, 2008, compared to $69.3 million for the year ended December 31, 2007, an increase of $10.3 million, or 14.9%.  SG&A for our U.S. operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased primarily due to the increase of $3.8 million in non-cash stock-based compensation expense from $8.0 million in the year ended December 31, 2007 to $11.8 million in the year ended December 31, 2008.  The reasons for this increase were (i) the expense associated with restricted stock units granted under the 2008 Plan; (ii) the $0.7 million expense associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination recognized in the three months ended March 31, 2008; and (iii) the compensation expense of $0.9 million associated with the repurchase of shares from recipients of restricted stock units in excess of minimum withholding requirements.  Additionally, payroll and payroll-related expenses increased by $4.6 million from $33.2 million for the year ended December 31, 2007 to $37.8 million for the year ended December 31, 2008 primarily due to an increase in the bonus accrual of $1.2 million; an increase in severance expense of $0.6 million; an increase in commission expense of $0.6 million and an increase in salaries of $2.2 million due to year over year salary increases and increases in headcount.  In 2008, we also provided for an impairment of $2.3 million with respect to an asset abandonment.  (See Note 4, “Property and Equipment - Asset Abandonment,” for a further discussion.)  These increases were partially offset by a reduction in transaction-based taxes of $0.5 million and a reduction in professional fees of $2.4 million.  SG&A for our foreign operations was $10.9 million for the year ended December 31, 2008, compared to $11.6 million for the year ended December 31, 2007, a decrease of $0.7 million, or 6.0%.

Depreciation and amortization.  Consolidated depreciation and amortization in 2008 was $48.3 million, compared to $47.5 million in 2007, an increase of $0.8 million, or 1.7%.  Consolidated depreciation and amortization as a percentage of revenue was 15.1% in 2008, compared to 18.7% in 2007.  Depreciation and amortization increased as a result of additions to property and equipment in 2008 and the full year effect of depreciation on property and equipment acquired throughout 2007.  This increase was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during 2008 and 2007 and property and equipment that became fully depreciated during 2008.

Interest income. Interest income, substantially all of which was earned in the U.S., decreased from $3.3 million in 2007 to $1.8 million in 2008.  The decrease of $1.5 million, or 45.5%, was primarily due to the decrease in short-term interest rates in 2008 compared to 2007, partially offset by a slight increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including up front fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $2.3 million in 2007 to $3.9 million in 2008.  This increase of $1.6 million, or 69.6%, was primarily due to interest expense incurred relating to the Secured Credit Facility, partially offset by the decrease in interest expense on the fair market value rent liabilities from $0.6 million in 2007 to $0.4 million in 2008.

Other (expense) income, net.  Other (expense) income, net is composed primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective. Consolidated other (expense) income, net was a net expense of $2.4 million for the year ended December 31, 2008, compared to net income, of $3.8 million for the year ended December 31, 2007, a decrease of $6.2 million.  In the U.S., other income, net was $2.8 million for the year ended December 31, 2008, compared to other income, net of $2.7 million for the year ended December 31, 2007, an increase of $0.1 million.  For our foreign operations, other income, net was a net expense of $5.2 million for the year ended December 31, 2008, compared to other income, net of $1.1 million for the year ended December 31, 2007, a decrease of $6.3 million.  For the year ended December 31, 2008, consolidated other expense, net was comprised of a loss on foreign currency of $6.5 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $2.8 million, a net gain on the sale or disposition of property and equipment of $0.9 million and other gains of $0.4 million.  For the year ended December 31, 2007, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.2 million, a gain on a legal settlement of $0.6 million, the recovery of occupancy taxes previously paid of $0.5 million, gains on foreign currency of $0.3 million, a gain on leased asset termination of $0.3 million and other gains of $0.4 million, offset by a net loss on sale or disposition of property and equipment of $0.5 million.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated Results (dollars in millions for the table set forth below):

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

Costs of revenue.  Consolidated costs of revenue in 2007 was $110.3 million, compared to $121.9 million in 2006, a dec rease of $11.6 million, or 9.5%.  Consolidated costs of revenue as a percentage of revenue was 43.5% in 2007, compared to 51.5% in 2006, resulting in consolidated gross profit margin of 56.5% and 48.5% in 2007 and 2006, respectively.  The costs of revenue for our U.S. operations was $101.9 million and $113.6 million in 2007 and 2006, respectively, a decrease of $11.7 million, or 10.3%. The decrease in the domestic costs of revenue in 2007 compared to 2006 was attributable principally to the sale of the domestic data centers, which resulted in a decrease in costs of revenue of $15.4 million in 2007 compared to 2006.  Additionally, costs of revenue was reduced due to the amount of salaries capitalized; domestic capitalized labor increased from $4.0 million in 2006 to $7.9 million in 2007.  These decreases in costs of revenue were partially offset by the provision for equipment impairment of $2.2 million, an increase of $2.8 million in our long haul fiber lease expense, an increase of $1.1 million in co-location operating expense and an increase of $1.0 million in third party network costs. The costs of revenue for our foreign operations was $8.4 million in 2007, compared to $8.3 million in 2006, an increase of $0.1 million, or 1.2%.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A in 2007 was $80.9 million, compared to $71.1 million in 2006, an increase of $9.8 million, or 13.8%.  SG&A as a percentage of revenue was 31.9% in 2007, compared to 30.0% in 2006.  In the U.S., SG&A was $69.3 million in 2007, compared to $63.4 million in 2006, an increase of $5.9 million, or 9.3%. SG&A for our U.S. operations in 2007 compared to 2006 increased primarily due to an increase in non-cash stock-based compensation expense (principally related to restricted stock units granted in 2007) from $3.4 million in 2006 to $8.0 million in 2007.  Additionally, payroll and payroll-related expenses increased by $7.5 million from $25.7 million in 2006, to $33.2 million in 2007 due to increases in salaries and headcount.  These increases were partially offset by a reduction in professional fees of $4.6 million and a reduction in transaction-based taxes of $1.4 million.  SG&A for our foreign operations in 2007 was $11.6 million, compared to $7.7 million in 2006, an increase of $3.9 million, or 50.6%, which was due primarily to (i) an increase in payroll and payroll-related expenses of $3.1 million; (ii) an increase in occupancy costs of $1.0 million due to the lease of new office space in the UK in 2007 and (iii) an increase in other operating costs of $1.3 million.  These increases were partially offset by decreases in (i) professional fees of $1.2 million, due to the decline in audit-related fees; and (ii) stock-based compensation expense of $0.3 million.

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

Loss on litigation.  In 2007, we recorded a loss on litigation of $11.7 million with respect to the GVN litigation.  Of this amount, $0.8 million was paid during 2007 and $10.9 million was accrued at December 31, 2007.  See Item 3, “Legal Proceedings,” and Item 8, “Financial Statements and Supplementary Data,”  Note 16, “Litigation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Other income, net.  Other income, net is composed primarily of income from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $3.8 million in 2007, compared to $2.1 million in 2006, an increase of $1.7 million. In the U.S., other income, net was $2.7 million in 2007, compared to a net expense of $1.4 million in 2006, an increase of $4.1 million.  For our foreign operations, other income, net was $1.1 million in 2007, compared to $3.5 million in 2006, a decrease of $2.4 million.  In 2007, consolidated other income, net was comprised primarily of a gain arising from the reversal of certain tax liabilities of $2.2 million, gain on a legal settlement of $0.6 million and other gains of $0.4 million, offset by a loss on sale or disposition of property and equipment of $0.5 million and a loss on the sale of certain investments of $0.4 million.  In 2006, consolidated other income, net was comprised primarily of a gain arising from the reversal of certain tax liabilities of $3.2 million, gain on foreign currency of $2.0 million and other gains of $1.5 million, offset by a loss on sale or disposition of property and equipment of $4.6 million.

Gain on sales of data centers. Gain on the sales of our domestic data centers of $48.2 million in 2006 represented the excess of the proceeds received on the sale totaling $43.1 million plus the reversal of the deferred fair value rent liability and the SFAS No. 13, “Accounting for Leases,” liability associated with the related parties totaling $28.0 million and $6.0 million, respectively, over the carrying value of the related assets sold.  There was no comparable sale in 2007.

Income from discontinued operations, net of taxes.  The income from discontinued operations, net of taxes, for the year ended December 31, 2006 includes the loss from discontinued operations of $0.9 million and the gain on the sale of AboveNet (UK) London of $3.9 million.  There were no discontinued operations in the year ended December 31, 2007.

Liquidity and Capital Resources

We had working capital of $11.8 million at December 31, 2008, compared to a working capital deficit of $26.1 million at December 31, 2007.  The increase in working capital was due primarily to the increase in cash. Cash and cash equivalent balances at December 31, 2008 were $87.1 million, compared to $45.8 million at December 31, 2007, an increase of $41.3 million. We are required to maintain an unrestricted cash balance of at least $20 million at all times in accordance with the Secured Credit Facility.  The increase in cash at December 31, 2008 was primarily attributable to the proceeds from borrowings under the Secured Credit Facility, net of financing costs, of $33.6 million, cash generated by operating activities of $116.1 million and the release of restricted cash and cash equivalents of $1.4 million ($1.0 million of which was secured by a pledge for the Revolver under the Secured Credit Facility) partially offset by the use of cash to purchase property and equipment of $117.2 million.

Net cash provided by operating activities was $116.1 million in 2008, compared to $69.7 million in 2007, an increase of $46.4 million.  Net cash provided by operating activities in 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $48.3 million and stock-based compensation expense of $12.5 million and provisions for equipment impairment and asset abandonment of $2.7 million. Net cash provided by operating activities in 2007 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $47.5 million and stock-based compensation expense of $8.2 million, provision for equipment impairment of $2.2 million, partially offset by the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries.

Net cash used in investing activities in 2008 was $115.6 million, compared to $89.3 million in 2007, an increase of $26.3 million. Net cash used in investing activities in 2008 was primarily attributable to the purchases of property and equipment of $117.2 million partially offset by the proceeds generated from sales of property and equipment of $1.6 million.  Net cash used in investing activities in 2007 reflects the cash used for the purchases of property and equipment totaling $90.8 million, partially offset by the receipt of $1.3 million of cash in connection with the 2006 sale of AboveNet (UK) and the proceeds generated from sales of property and equipment of $0.2 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash provided by financing activities was $42.6 million in 2008, which is composed of the $33.6 million of net proceeds received from the funding of the $36.0 million Term Loan under the Secured Credit Facility, the proceeds from the exercise of warrants of $10.7 million and the release of restricted cash and cash equivalents of $1.4 million, partially offset by the purchase from employees of shares underlying vested restricted stock units of $2.9 million and the principal payment on our capital lease obligation of $0.2 million.  Net cash used in financing activities was $5.4 million in 2007, which is composed of the $9.7 million utilized to buy back shares from employees in connection with the delivery of vested restricted stock units, and the principal payment on our capital lease obligation of $0.1 million, offset by the proceeds from the exercise of warrants of $1.1 million, the excess tax benefit realized from share-based payment arrangements of $2.8 million and the reduction in restricted cash and cash equivalents of $0.5 million.

In 2008, we generated cash from operations that was sufficient to fund our operating expenses.  We generated $10.7 million from the exercise of stock purchase warrants and drew down $36.0 million ($33.6 million after deducting debt acquisition costs) under our Secured Credit Facility.  During 2008, we used $117.2 for capital expenditures.  Additionally, in 2008, we paid an aggregate of $2.0 million to repurchase shares of common stock underlying vested restricted stock units to fund estimated tax obligations and in certain cases minimum withholding obligations and $0.9 million to purchase stock from employees.   See Item 11, “Executive Compensation,” and Note 11, “Equity - Stock Purchase Agreements,” and Note 13, “Stock-Based Compensation – Restricted Stock Units,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to fund a portion of our future capital projects for both our existing business and growth with our net cash from operations.

On February 29, 2008, we entered into the $60 million Secured Credit Facility comprised of: (i) an $18 million Revolver; (ii) a $24 million Term Loan: and (iii) an $18 million Delayed Draw Term Loan. The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013). The Secured Credit Facility is secured by substantially all of our domestic assets. We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility. Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio. As of August 31, 2008, we had $24 million outstanding under the Secured Credit Facility. On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008.  In connection with the joinder agreement, we paid a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees.  The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009. We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the Secured Credit Facility.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 1.90% at December 31, 2008). We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2010.

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2008 measured from December 31, 2008:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Note payable (including interest)	$43.5	$5.5	$12.3	$25.7	$—
Operating Lease Obligations	66.9	14.0	17.8	13.6	21.5
Capital Lease Obligations (including interest)	2.2	0.2	0.5	0.5	1.0
Other Rights-of-Way, Franchise Fees and Building Access Fees	152.9	26.7	37.0	22.6	66.6
Total	$265.5	$46.4	$67.6	$62.4	$89.1

Excluded from this table are estimated capital commitments of $17.4 million at December 31, 2008, which is comprised principally of customer build-outs based upon contracts recorded in the fourth quarter of 2008 and other work in progress. Additionally, in early January 2009, we announced plans to open Austin, Texas as our fifteenth domestic metro market.  A significant portion of the Austin, Texas metro market had been built prior to 2003.  We have committed approximately $3.6 million for capital expenditures to complete the metro network build-out and acquire long haul fiber and equipment to connect the Austin network to our networks in Dallas and Houston.

Note payable are currently hedged for three year terms; the above table assumes interest at the rate fixed by the hedge for the entire term of the Secured Credit Facility.  The table excludes unused fees, which are 0.5% on unused balances.  Additionally, at December 31, 2008, we had $53 million available under the Secured Credit Facility, of which $27 million represents the Delayed Draw Term Loan, which expires on June 30, 2009, unless extended, and $26 million under the Revolver.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$288.2	$227.5	$60.7	26.7%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively)	116.6	101.9	14.7	14.4%
Selling, general and administrative expenses	79.6	69.3	10.3	14.9%
Depreciation and amortization	41.9	41.4	0.5	1.2%
Operating income	50.1	14.9	35.2	236.2%
Other income (expense):
Interest income	1.7	3.1	(1.4)	(45.2)%
Interest expense	(3.9)	(2.3)	1.6	69.6%
Other income, net	2.8	2.7	0.1	3.7%
Income before income taxes	50.7	18.4	32.3	175.5%
Provision for income taxes	8.3	4.5	3.8	84.4%
Net income	$42.4	$13.9	$28.5	205.0%

United Kingdom and others:

	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$31.7	$26.1	$5.6	21.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	9.4	8.4	1.0	11.9%
Selling, general and administrative expenses	10.9	11.6	(0.7)	(6.0)%
Depreciation and amortization	6.4	6.1	0.3	4.9%
Loss on litigation	—	11.7	(11.7)	NM
Operating income (loss)	5.0	(11.7)	16.7	142.7%
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	(10.3)	NM
Interest income	0.1	0.2	(0.1)	(50.0)%
Other (expense) income, net	(5.2)	1.1	(6.3)	(572.7)%
Loss before income taxes	(0.1)	(0.1)	—	—
Provision for income taxes	—	—	—
Net loss	$(0.1)	$(0.1)	$—	—

United States:
2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$227.5	$217.6	$9.9	4.5%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $2.2 for the year ended December 31, 2007)	101.9	113.6	(11.7)	(10.3)%
Selling, general and administrative expenses	69.3	63.4	5.9	9.3%
Depreciation and amortization	41.4	43.0	(1.6)	(3.7)%
Operating income (loss)	14.9	(2.4)	17.3	720.8%
Other income (expense):
Interest income	3.1	2.4	0.7	29.2%
Interest expense	(2.3)	(5.8)	(3.5)	(60.3)%
Other income (expense), net	2.7	(1.4)	4.1	292.9%
Gain on sale of data centers	—	48.2	(48.2)	NM
Income from continuing operations before income taxes	18.4	41.0	(22.6)	(55.1)%
Provision for income taxes	4.5	—	4.5	NM
Income from continuing operations	13.9	41.0	(27.1)	(66.1)%
Net income	$13.9	$41.0	$(27.1)	(66.1)%

United Kingdom and others:
2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$26.1	$19.1	$7.0	36.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	8.4	8.3	0.1	1.2%
Selling, general and administrative expenses	11.6	7.7	3.9	50.6%
Depreciation and amortization	6.1	4.2	1.9	45.2%
Loss on litigation	11.7	—	11.7	NM
Operating loss	(11.7)	(1.1)	10.6	NM
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	10.3	—	10.3	NM
Interest income	0.2	—	0.2	NM
Other income, net	1.1	3.5	(2.4)	(68.6)%
(Loss) income from continuing operations	(0.1)	2.4	(2.5)	(104.2)%
Gain on disposition of discontinued operations, net of taxes	—	3.9	(3.9)	NM
Loss from discontinued operations	—	(0.9)	0.9	NM
Net income from discontinued operations	—	3.0	(3.0)	NM
Net (loss) income	$(0.1)	$5.4	$(5.5)	(101.9)%

NM—not meaningful

The segment results for 2008, 2007 and 2006 (above) reflect the elimination of any intercompany sales or charges.

Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes and do not own auction rate notes.  We place our cash and cash equivalents in short-term investment instruments with high quality financial institutions in the U.S. and the U.K.  Our trade receivables, which are unsecured, are geographically dispersed throughout the U.S. and the U.K. and include both large and small corporate entities spanning numerous industries.  We perform ongoing credit evaluations of our customers’ financial condition.  We place our cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.  Given recent developments in the financial markets and our exposure to customers in the financial services industry, our ability to collect contractual amounts due from certain customers severely impacted by these developments may be adversely affected.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“The Fair Value Measurements”), (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of SFAS No. 157 as provided by FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”) for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company adopted SFAS No. 157 on January 1, 2008 with respect to its financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”).  SFAS No. 159 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  We are still evaluating the impact of SFAS No. 141(R); however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (“SAB No. 110”).  SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  We have analyzed the circumstances in which the use of the simplified method is allowed.  We have opted to use the simplified method for stock options we granted in 2008 because management believes that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our shares of common stock have been publicly traded.

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

In April 2008, the FASB issued Emerging Issues Task Force (“EITF No. 07-05”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”).  EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  Adopting EITF No. 07-05 will not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”).  EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  We do not expect EITF No. 08-3 to have a material impact on our financial position,  results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During 2008, our foreign activities accounted for 9.9% of consolidated revenue. We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined. If the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.36 million (1% x $36 million) based upon the amount of the related debt outstanding at February 28, 2009.  Effective August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $24 million borrowed under the Term Loan on February 29, 2008 for three years at 3.65% per annum, plus the applicable margin of 3.25%, which decreased to 3.00%  on September 30, 2008.  On October 1, 2008, we borrowed an additional $12 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12 million for three years at 2.635% per annum, plus the applicable margin of 3.00%. The swaps had the effect of increasing our current interest expense compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates.

As of December 31, 2008, we had $36 million outstanding under the Secured Credit Facility. Additionally, we had a capital lease obligation outstanding, which carried a fixed rate of interest, and as a result, we were not exposed to related interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 13, 2009

 ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$87.1	$45.8
Restricted cash and cash equivalents	3.5	4.9
Accounts receivable, net of allowances of $1.3 and $0.7, at December 31, 2008 and 2007, respectively	20.9	18.4
Prepaid costs and other current assets	9.8	11.8
Total current assets	121.3	80.9

Property and equipment, net of accumulated depreciation and amortization of $207.4 and $172.6 at December 31, 2008 and 2007, respectively	398.4	347.7
Other assets	5.9	3.7
Total assets	$525.6	$432.3

LIABILITIES:
Current liabilities:
Accounts payable	$13.9	$7.9
Accrued expenses, including income taxes payable	65.9	78.3
Deferred revenue—current portion	26.5	20.8
Note payable - current	3.2	—
Total current liabilities	109.5	107.0

Note payable	32.8	—
Deferred revenue	88.5	91.7
Other long-term liabilities	10.5	9.9
Total liabilities	241.3	208.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 29,999,138 shares authorized, $0.01 par value, 11,609,737 issued and 11,358,301 outstanding as of December 31, 2008 and 10,833,049 issued and 10,687,956 outstanding as of December 31, 2007	0.1	0.1
Additional paid-in capital	280.0	253.7
Treasury stock at cost, 251,436 and 145,093 shares as of December 31, 2008 and 2007, respectively	(16.3)	(10.2)
Accumulated other comprehensive loss	(9.3)	(7.4)
Retained earnings (accumulated deficit)	29.8	(12.5)
Total shareholders’ equity	284.3	223.7
Total liabilities and shareholders’ equity	$525.6	$432.3

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

	Years Ended December 31,
	2008	2007	2006
Revenue	$319.9	$253.6	$236.7
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively	126.0	110.3	121.9
Selling, general and administrative expenses	90.5	80.9	71.1
Depreciation and amortization	48.3	47.5	47.2
Loss on litigation	—	11.7	—
Operating income (loss)	55.1	3.2	(3.5)
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	—
Interest income	1.8	3.3	2.4
Interest expense	(3.9)	(2.3)	(5.8)
Other (expense) income, net	(2.4)	3.8	2.1
Gain on sale of data centers	—	—	48.2
Income from continuing operations before income taxes	50.6	18.3	43.4
Provision for income taxes	8.3	4.5	—
Income from continuing operations	42.3	13.8	43.4
Gain on disposition of discontinued operations	—	—	3.9
Loss from discontinued operations	—	—	(0.9)
Income from discontinued operations	—	—	3.0
Net income	$42.3	$13.8	$46.4
Net income per share, basic:
Net income per share from continuing operations	$3.85	$1.28	$4.07
Net income per share from discontinued operations	—	—	.28
Basic net income per share	$3.85	$1.28	$4.35
Weighted average number of common shares	10,992,642	10,751,921	10,669,365
Net income per share, diluted:
Net income per share from continuing operations	$3.46	$1.13	$3.68
Net income per share from discontinued operations	—	—	.26
Diluted net income per share	$3.46	$1.13	$3.94
Weighted average number of common shares	12,227,075	12,184,139	11,794,279

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Restricted Earnings (Accumulated Deficit)	Total Shareholders’ Equity

Balance at January 1, 2006	10,466,444	$0.1	15,277	$(0.5)	$237.5	$2.5	$(72.7)	$166.9
Issuance of common stock from exercise of warrants	6,945	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	3.9	—	—	3.9
Net income	—	—	—	—	—	—	46.4	46.4
Balance at December 31, 2006	10,473,389	0.1	15,277	(0.5)	241.6	3.0	(26.3)	217.9
Issuance of common stock from exercise of warrants	48,941	—	—	—	1.1	—	—	1.1
Issuance of common stock from vested restricted stock	310,719	—	—	—	—	—	—	—
Purchase of treasury stock-			129,816	(9.7)	—	—	—	(9.7)
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	—	—	—	(10.3)	—	(10.3)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	8.2	—	—	8.2
Tax benefit from issuance of restricted stock	—	—	—	—	2.8	—	—	2.8
Net income	—	—	—	—	—	—	13.8	13.8
Balance at December 31, 2007	10,833,049	0.1	145,093	(10.2)	253.7	(7.4)	(12.5)	223.7
Issuance of common stock from exercise of warrants, including cashless exercise	689,925	—	—	—	13.9	—	—	13.9
Issuance of common stock from vested restricted stock	87,625	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	53,796	(2.9)	—	—	—	(2.9)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	52,547	(3.2)	—	—	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	—	(0.3)	—	(0.3)
Change in fair value of interest rate swap contract	—	—	—	—	—	(1.6)		(1.6)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	12.5	—	—	12.5
Tax effect from issuance of restricted stock	—	—	—	—	(0.1)	—	—	(0.1)
Shares cancelled at conclusion of bankruptcy case	(862)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	42.3	42.3
Balance at December 31, 2008	11,609,737	$0.1	251,436	$(16.3)	$280.0	$(9.3)	$29.8	$284.3

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$42.3	$13.8	$46.4
Adjustments to reconcile net income to net cash provided by operations:
Net income from discontinued operations	—	—	(3.0)
Depreciation and amortization	48.3	47.5	47.2
Provisions for equipment impairment and asset abandonment	2.7	2.2	—
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	(10.3)	—
Non-cash gain on settlement of liabilities	—	—	(3.2)
Provision for bad debts	0.7	0.5	0.5
Non-cash stock-based compensation expense	12.5	8.2	3.9
Gain on sale of data centers	—	—	(48.2)
Gain on leased asset termination	—	(0.4)	(0.2)
(Gain) loss on sale or disposition of property and equipment, net	(0.9)	0.2	4.6
Other	—	0.1	(1.4)
Changes in operating working capital:
Accounts receivable	(5.6)	(0.8)	(2.8)
Prepaid costs and other current assets	1.8	(2.2)	(0.1)
Accounts payable	6.5	(6.7)	4.2
Accrued expenses	2.4	14.1	6.7
Other assets	(0.3)	(0.1)	—
Deferred revenue and other long-term liabilities	5.7	3.6	(3.3)
Net cash provided by operating activities	116.1	69.7	51.3
Cash flows provided by (used in) investing activities:
Proceeds from sales of property and equipment, principally data centers in 2006	1.6	0.2	43.2
Proceeds from sale of discontinued operations	—	1.3	1.3
Purchases of property and equipment	(117.2)	(90.8)	(71.7)
Net cash used in investing activities	(115.6)	(89.3)	(27.2)
Cash flows provided by (used in) financing activities:
Proceeds from note payable, net of financing costs	33.6	—	—
Proceeds from exercise of warrants	10.7	1.1	0.2
Excess tax benefit realized from share-based payment arrangements	—	2.8	—
Change in restricted cash and cash equivalents	1.4	0.5	(1.1)
Purchase of treasury stock	(2.9)	(9.7)	—
Principal payments - capital lease obligation	(0.2)	(0.1)	(0.1)
Net cash provided by (used in) financing activities	42.6	(5.4)	(1.0)
Effect of exchange rates on cash	(1.8)	0.1	0.5
Net cash provided by discontinued operations	—	—	1.2
Net increase (decrease) in cash and cash equivalents	41.3	(24.9)	24.8
Cash and cash equivalents, beginning of year	45.8	70.7	45.9
Cash and cash equivalents, end of year	$87.1	$45.8	$70.7

Supplemental cash flow information:
Cash paid for interest	$2.1	$0.1	$0.1
Cash paid for income taxes	$1.0	$1.5	$—

Non-cash financing activity:
Non-cash exercise of five year warrants at maturity	$3.2	$—	$—
Non-cash purchase of shares into treasury	$3.2	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2008	2007	2006
Net income	$42.3	$13.8	$46.4
Change in fair value of interest rate swap contract	(1.6)	—	—
Foreign currency translation adjustments	(0.3)	(0.1)	0.5
Reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	(10.3)	—
Comprehensive income	$40.4	$3.4	$46.9

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
•
Unsecured note holder claims and general unsecured claims of MFN were settled by the issuance of 1,685,433 shares of common stock, the right to purchase an allocated percentage of shares of common stock at $29.9543 per share, five year stock warrants to purchase 709,459 shares of common stock at $20.00 per share (which expired September 8, 2008) and seven year stock warrants to purchase 834,658 shares of common stock at $24.00 per share (expiring September 8, 2010), and certain avoidance proceeds collected by the Company.

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s results as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

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

2006 Corrections of Prior Years’ Misstatements

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

2006 Reclassification

On February 29, 2008, the Company filed a Current Report on Form 8-K, which, among other things, included a consolidated statement of operations for the year ended December 31, 2006. The consolidated statement of operations for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and herein reflects a change in the classification of certain expenses from the amounts recorded in the consolidated statement of operations included in the Current Report on Form 8-K dated February 29, 2008. The change resulted in costs of revenue decreasing by $9.3, from $131.2 to $121.9 and selling, general and administrative expenses increasing by $9.3, from $61.8 to $71.1 for the year ended December 31, 2006. This reclassification did not affect the Company’s operating loss, net income, earnings per share (basic and diluted), assets, liabilities or shareholders’ equity as of or for the year ended December 31, 2006.

2007 Reclassification

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2007, to conform to the classifications used for the year ended December 31, 2008.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven year stock purchase warrants to purchases 834,658 shares of common stock exercisable at a price of $24.00 per share. In addition, 1,064,956 shares of common stock were reserved for issuance under the Company’s 2003 Stock Incentive Plan.  See Note 13, “Stock-based Compensation.”

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. Consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC SAB No. 104, “Revenue Recognition,” the Company generally amortizes revenue related to installation services on a straight-line basis over the contracted customer relationship, which generally ranges from two to twenty years.

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During 2008, 2007 and 2006, the Company included the receipts of bankruptcy claim settlements from former customers as termination revenue. Termination revenue is reported together with other service revenue, and amounted to $15.4, $8.5 and $8.3 in 2008, 2007 and 2006, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the years ended December 31, 2008, 2007 and 2006.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value.  Restricted cash and cash equivalents are comprised of amounts that secure outstanding letters of credit issued in favor of various third parties.

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

Property and Equipment

Property and equipment owned at the effective date were stated at their preliminary estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor amounted to $10.7, $8.6 and $5.1 for the years ended December 31, 2008, 2007 and 2006, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Building (except certain storage huts which are 20 years)	37.5 years

Network infrastructure assets	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $2.6, $2.2 and $8.9 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.3, $0.3 and $1.6 ($0.2, $0.2 and $1.3 on a net book value basis) for the years ended December 31, 2008, 2007 and 2006, respectively. To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects.  No such amounts were capitalized for the years ended December 31, 2008, 2007 and 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  Included in costs of revenue for the years ended December 31, 2008 and 2007 are provisions for equipment impairment of $0.4 and $2.2 recorded to recognize the loss in value of certain equipment held in inventory.  There was no amount provided for the year ended December 31, 2006.

Treasury Stock

Treasury stock is accounted for under the cost method.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has asset retirement obligations related to the de-commissioning and removal of equipment, restoration of leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.1 and $6.1 at December 31, 2008 and 2007, respectively, of which $4.0 and $3.3, respectively, were included in “Accrued expenses,” and $3.1 and $2.8, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.3 for the year ended December 31, 2008 and $0.2 for each of the years ended December 31, 2007 and 2006.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2008 and 2007.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the years ended December 31, 2008 and 2007.  The tax expense is primarily due to current federal income taxes and state and local income taxes.

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss).  The Company’s foreign exchange transaction gains (losses) are generally included in “other (expense) income, net” in the consolidated statements of operations.

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. See Note 13, “Stock-based Compensation.”

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective method.  SFAS No. 123R requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123R requires an estimate of future forfeitures, whereas SFAS No. 123 allowed companies to estimate forfeitures or recognize the impact of forfeitures as they occur.  As the Company recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123R did result in different accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Expected volatility	80.00%	80.00%	80.00%
Risk-free interest rate	2.96%	4.61%	4.89%
Expected life (years)	5.00	5.00	5.00
Weighted average fair value of options granted	$39.36	$41.77	$31.16

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period.  See Note 13, “Stock-based Compensation.”

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received. Stock warrants to purchase shares of common stock exercised totaled 689,925, 48,941 and 6,945, in 2008, 2007 and 2006, respectively.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, would be paid in cash.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Exercise of Warrants

At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  In total, five year warrants to purchase 159,263 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 389 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 106,716 shares were issued to the warrant holders, 52,547 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.  Finally, seven year warrants to purchase 12 shares of common stock were determined to be undeliverable and were cancelled.

Derivative Financial Instruments

The Company utilized interest rate swaps, derivative instruments, to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million portion of the Term Loan and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million portion of the Term Loan provided by SunTrust Bank.  See Note 10, “Long-Term Debt.”  The Company accounted for this derivative instrument under the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swap was considered a cash flow hedge and was 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive income (loss).  Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive income (loss) at December 31, 2008 was $1.6 for the interest rate swaps.  This amount will be reclassified into earnings as the underlying forecasted transactions occur.  The mark-to-market value of the cash flow hedge was recorded in other non-current assets or other long-term liabilities and the offsetting gains or losses in accumulated other comprehensive loss.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of December 31, 2008.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$24	2011	3.65%	2.69%

$12	2011	2.635%	1.73%

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

The Company’s investment in overnight money market institutional funds, which amounted to $81.9 and $40.9 at December 31, 2008 and December 31, 2007, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swaps of $1.6 in other long-term liabilities in the consolidated balance sheet at December 31, 2008.  The Company used third parties to value each of the interest rate swap agreements at December 31, 2008, as well as its own market analysis to determine fair value.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable, trade accounts payable and notes payable.  The Company believes the carrying amounts in the financial statements approximate the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.  The Company’s consolidated balance sheet also includes the fair value of the interest rate swap contract, which is classified as a Level 2 liability.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company does not enter into financial instruments for trading or speculative purposes.  The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.   The Company’s trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  The Company performs ongoing credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  The Company places its cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.  Given recent developments in the financial markets and the Company’s exposure to customers in the financial services industry, the Company’s ability to collect contractual amounts due from certain customers severely impacted by these developments may be negatively impacted.

401(k) and Other Post-Retirement Benefits

The Company has a Profit Sharing and 401(k) Plan (the “Plan”) for its employees in the U.S., which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of the Internal Revenue Code and permits the employer to provide discretionary contributions.  All full-time U.S. employees are eligible to participate in the Plan at the beginning of the month following three months of service.  Eligible employees may make contributions subject to the limitations defined by the Internal Revenue Code.  The Company matches 50% of a U.S. employee’s contributions, up to the amount set forth in the Plan.  Matched amounts vest based upon an employee’s length of service.  The Company’s subsidiaries in the U.K. have a plan under which contributions are made up to a maximum of 8% when U.K. employee contributions reach 5% of salary. The Company’s subsidiaries in the U.K. have a plan under which contributions are made at two levels.  When a U.K. employee contributes 3% or more but less than 5% of their salary to the plan, the Company’s contribution is fixed at 5% of the salary.  When a U.K. employee contributes over 5% of their salary to the plan, the Company’s contribution is fixed at 8% of the salary (regardless of the percentage of the contribution in excess of 5%).

The Company contributed $1.5, $1.4 and $0.7 for the years ended December 31, 2008, 2007 and 2006, respectively, net of forfeitures for its obligations under these plans.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of SFAS No. 157 as provided by FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”) for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company adopted SFAS No. 157 on January 1, 2008 with respect to its financial assets and liabilities, as discussed above.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”).  SFAS No. 159 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which became effective in the first quarter of fiscal 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The Company is still evaluating the impact of SFAS No. 141(R); however, the adoption of this statement is not expected to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company is still evaluating the impact SFAS No. 160 will have, but we do not expect it to have a material impact on its financial position or results of operations.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (“SAB No. 110”).  SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.

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

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”).  EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company does not expect EITF No. 08-3 to have a material impact on our financial position, results of operations or cash flows.

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

 NOTE 3:   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007
Prepaid property taxes	$2.3	$2.1
Prepaid right-of-way charges	1.8	1.6
Prepaid insurance	1.3	1.1
Prepaid maintenance	1.0	1.3
Prepaid rent	0.7	0.9
State and federal income tax deposits	0.6	2.5
Prepaid telecom	0.5	0.5
Reimbursable relocation	0.4	—
Other receivables	0.7	0.7
Other prepaids	0.5	0.6
Property tax refund receivable	—	0.5
Total	$9.8	$11.8

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Buildings	$0.3	$0.3
Leasehold improvements	1.5	1.5
Furniture, fixtures and equipment	24.5	21.1
Network infrastructure assets, including transmission equipment	579.5	497.4
Total property and equipment	605.8	520.3
Accumulated depreciation and amortization	(207.4)	(172.6)
Property and equipment, net	$398.4	$347.7

Included in network infrastructure assets were certain assets and equipment, including transmission equipment, held in inventory for future use, which had an original cost (adjusted for a provisions for equipment impairment of $0.4 and $2.2 at December 31, 2008 and 2007, respectively) of $68.9 and $60.5, accumulated depreciation of $57.8 and $49.0 and net carrying values of $11.1 and $11.5 at December 31, 2008 and 2007, respectively.

Depreciation and amortization expense related to property and equipment of continuing operations for the years ended December 31, 2008, 2007, and 2006 was approximately $48.3, $47.5, and $47.2, respectively.

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

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3.  In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems.  Accordingly, the Company recorded an impairment charge of $2.3 with respect to the abandonment, in the quarter ended September 30, 2008.  Additionally, the Company accrued maintenance fees of $0.3 and $0.1 for the years ended December 31, 2008 and 2007, respectively, which have not been paid or settled as of December 31, 2008.

NOTE 5: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to distributions to the preferred members of their original investment plus a preferred return.  Based upon amounts contributed through December 31, 2008 and additional amounts committed by the preferred members, the Company’s nominal ownership interest will be approximately 15.4% of equity.  MediaX is a start-up company with no operating history.  Distributions on the Company’s investment are subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control. These factors indicated that the fair value of the Company’s investment in MediaX is not significant. Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $1.3 in the year ended December 31, 2008, which represents the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as other customers.  The Company billed MediaX for services and reimbursements of $0.5 during the year ended December 31, 2008.  There were no services provided during the year ended December 31, 2007.

NOTE 6: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which are classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change was not material.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued transaction taxes, including related interest	$19.5	$21.1
Accrued payroll, bonuses and employee benefits	11.6	11.0
Accrued capital expenditures	7.7	12.6
Current income taxes payable	6.9	0.6
Accrued property tax	5.2	4.8
Asset retirement obligations	3.9	3.3
Accrued conduit, right-of-way and occupancy expenses	3.0	4.3
Accrued telecommunication costs	2.0	1.5
Accrued litigation costs	1.2	10.9
Current portion of deferred fair market value rent liability	1.2	1.5
Accrued repairs and maintenance	0.9	2.4
Accrued accounting and auditing fees	0.5	1.7
Accrued other professional fees, including directors’ fees	0.4	0.9
Accrued interest	0.2	—
Accrued utilities	0.2	0.3
Capital lease obligation	0.1	0.1
Other	1.4	1.3
Total	$65.9	$78.3

NOTE 8:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The provisions for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
Current - Federal	$5.7	$3.3	$—
Current - State	2.6	1.2	—
Current - Foreign	—	—	—
Total Income Tax Provision	$8.3	$4.5	$—

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities. The following is a summary of the significant items giving rise to the components of the Company’s deferred tax assets and liabilities.

	December 31,
	2008	2007
Deferred Tax Assets:
Property and Equipment	$436.0	$519.0
Net Operating Loss (“NOL”) Carryforwards	348.1	327.9
Accruals and Reserves	8.8	7.0
Rent	1.2	1.6
Deferred Compensation	9.3	6.2
Other	8.0	40.7
Total Deferred Tax Assets	811.4	902.4
Valuation Allowance	(718.1)	(800.9)
Net Deferred Tax Assets	93.3	101.5
Deferred Tax Liability: Deferred Revenue	(93.3)	(101.5)
Total	$—	$—

	Years Ended December 31,
	2008	2007	2006
Income from continuing operations before income taxes:
Domestic	$50.7	$18.4	$41.0
Foreign	(0.1)	(0.1)	2.4
Total	$50.6	$18.3	$43.4
Rate Reconciliation:
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.0%	4.1%	—%
Valuation allowance	(21.3)%	(15.8)%	(35.5)%
Permanent items	(1.3)%	1.3%	0.5%
Tax provision	16.4%	24.6%	—%

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

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”).  This income was not taxable for U.S. income tax purposes because the CODI resulted from the Company’s reorganization under the Bankruptcy Code.  However, for U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses, (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt.  The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s NOL’s, capital losses, and tax credit carryforwards, remaining after applying these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation.

As of December 31, 2008, the Company has domestic NOL carryforwards of $827.2 and foreign NOL carryforwards of $52.3.  Certain of these NOL carryforwards begin to expire in 2024.  The Company’s use of its domestic NOL carry forward is subject to annual limitation under the ownership change rules in the U.S.  Such annual limitation is $8.1.  Accordingly, the Company estimates that $162.0 of its domestic NOL carryforwards is available but may be subject to future limitation by United States Internal Revenue Code Section 382.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2001 to 2007. The statute of limitations for these years will begin to expire in 2011.

NOTE 9:  DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following is a summary of the 2006 results of discontinued operations, described above:

Revenue	$1.0
Costs of revenue	0.7
Selling, general and administrative expenses	0.9
Operating loss	(0.6)
Other expense	(0.3)
Loss from discontinued operations before disposition	(0.9)
Gain on disposition of discontinued operations	3.9
Income from discontinued operations	$3.0

In late 2007, the Company liquidated Metromedia Fiber Network B.V.  Additionally, in late 2007, the Company commenced the liquidation of Metromedia Fiber Network Services Ltd. and SiteSmith Ltd.  The Company recognized the reversal of currency translation adjustments of $10.3 as other income on the consolidated statement of operations for the year ended December 31, 2007.

NOTE 10: LONG-TERM DEBT

Secured

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into the $60 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”). The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation. The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24, which was advanced at closing and up to $18 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility. The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company will be liable for an un-used commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined. The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 1.90% at December 31, 2008).  Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20.  On February 29, 2008, the Company received proceeds of $24, before the deduction of debt acquisition costs, under the Term Loan. As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90 effective October 1, 2008. In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  The availability under the Revolver increased to $27, the Term Loan increased to $36 and the available Delayed Draw Term Loan increased to $27.  The additional amount of the Term Loan of $12 was advanced on October 1, 2008.

The Term Loan provides for monthly payments of interest and quarterly installments of principal of $1.08 beginning June 30, 2009, increasing to $1.44 on June 30, 2012 with the balance of $18.72, plus accrued unpaid interest, due on February 28, 2013.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 outstanding for three years at 3.65%, plus the applicable margin of 3.25%, which was reduced to 3.00% upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On November 14, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $12 borrowed on October 1, 2008 for three years at 2.635% per annum, plus the applicable margin of 3.00%.

The outstanding amounts of $36.0 under the Term Loan of the Secured Credit Facility at December 31, 2008 are scheduled to be repaid as follows:

Year	Amount
2009	$3.2
2010	4.4
2011	4.3
2012	5.4
2013	18.7
36.0
Less current portion of note payable	(3.2)
$32.8

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit expires May 1, 2009 and is expected to be renewed.

The Company’s Secured Credit Facility contains certain financial and non-financial covenants (“Debt Covenants”).  The Company is in compliance with all of its Debt Covenants as of December 31, 2008.

Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible rights-of-use, which is included as network infrastructure assets in property and equipment, net.

At December 31, 2008, future minimum payments under the capital lease are as follows:

Year	Amount
2009	$0.2
2010	0.3
2011	0.2
2012	0.3
2013	0.2
Thereafter	1.0
Total minimum lease payments	2.2
Less: amount representing interest	(0.6)
Obligation under capital lease	1.6
Less: current portion	(0.1)
Total long-term obligation	$1.5

The current portion of the obligation under capital lease is reported within “Accrued expenses” and the long-term portion is reported within “Other long-term liabilities.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 11:  SHAREHOLDERS’ EQUITY

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of five year warrants to purchase 709,459 shares of common stock at $20.00 per share and seven year warrants to purchase 834,658 shares of common stock at $24.00 per share. (See Note 1, “Background and Organization.”)

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Five year Stock Warrants	Seven year Stock Warrants	Weighted Average Warrant Exercise Price
Balance as of January 1, 2006	705,512	832,275	$22.16
Exercised	(2,765)	(4,180)	$22.41
Balance as of December 31, 2006	702,747	828,095	$22.16
Exercised	(26,407)	(22,534)	$21.84
Balance as of December 31, 2007	676,340	805,561	$22.17
Exercised	(517,042)	(13,620)	$20.10
Deemed exercised under the Net Exercise provisions of the Warrant Agreements	(159,263)*	—	$20.00
Cancelled in connection with conclusion of the bankruptcy case	(10)	(12)	$22.18
Cancelled in accordance with instructions from the warrant holders	(25)	—	$20.00
Balance as of December 31, 2008	—	791,929	$24.00

* Under the Net Exercise provisions, 52,547 shares were returned to treasury to settle the aggregate exercise price of the related shares.

Under the terms of the Warrant Agreements described in Note 2, “Basis of Presentation and Significant Accounting Policies - Stock Warrants” if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders are reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, are paid in cash.  Prior to the expiration date of the five year warrants, five year warrants to purchase 389 shares of common stock were exercised on a Net Exercise basis, resulting in the issuance of  260 common shares being issued and 129 common shares being returned to treasury.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for Net Exercise.  Five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.  The remaining unexercised five year warrants to purchase 158,874 shares of common stock were deemed exercised on a Net Exercise basis, of which 106,456 shares were issued to the warrant holders, 52,418 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.

Stock Purchase Agreements

In October 2008, the Company purchased from employees, who had previously received distributions of common stock pursuant to vested restricted stock units, 18,610 shares of common stock at a price of $50.07 per share or for an aggregate purchase price of $0.9, such price being determined based on the average trading price set by the Board of Directors after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Each of these purchases was pursuant to a stock purchase agreement, which also included a provision that restricts the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company becomes current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock becomes listed on a national securities exchange.

NOTE 12:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 10,992,642, 10,751,921 and 10,669,365 for the years ended December 31, 2008, 2007, and 2006, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,227,075, 12,184,139 and 11,794,279 for the years ended December 31, 2008, 2007, and 2006, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the years ended December 31, 2007 and 2006, there were no potentially dilutive securities excluded from the calculation of income per common share.  For the year ended December 31, 2008, 11,900 potentially dilutive securities were excluded from the calculation of income per common share.

NOTE 13: STOCK-BASED COMPENSATION

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  750,000 shares of Company common stock may be issued pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Incentive Stock Option and Stock Grant Plan (the “2003 Stock Incentive Plan”), and reflect awards outstanding during such period, including awards granted both prior to and during such period. The 2003 Stock Incentive Plan became effective on September 8, 2003.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At December 31, 2008, 439,466 common shares had been issued pursuant to vested restricted stock units, 466,051 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 145,250 common shares were reserved pursuant to outstanding restricted stock units (of which 106,500 were vested) and reserves for 14,189 common shares were cancelled.

Under the 2008 Plan, the Company was authorized to issue share-based awards of up to 750,000 common shares in accordance with its terms.  As of December 31, 2008, 389,100 common shares were reserved pursuant to outstanding options to purchase shares of common stock and outstanding restricted stock units, and 360,900 common shares were reserved for future grants.

Stock Options

Pursuant to the 2008 Plan, during the year ended December 31, 2008, the Company awarded options to purchase 5,000 shares of common stock, which have a ten year life from the date of grant, vest on the first anniversary of the date of grant and have per share exercise prices of $60.00.

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

The Company recognized non-cash stock-based compensation expense amounting to $1.2, $1.7, and $1.5 for the years ended December 31, 2008, 2007 and 2006, respectively, with respect to stock options granted, which had an effect of decreasing net income by $0.11 per basic common share and by $0.10 per diluted common share for the year ended December 31, 2008; by $0.16 per basic common share and by $0.14 per diluted common share for the year ended December 31, 2007; and by $0.14 per basic common share and by $0.13 per diluted common share for the year ended December 31, 2006.

All such options are subject to forfeiture as specified in the respective award agreement.

Information regarding options to purchase common stock granted and outstanding for the years ended December 31, 2008, 2007 and 2006 is summarized below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
Balance as of January 1, 2006	525,420	$25.54		$15.98
Granted	26,800	$46.31		$31.16
Forfeited	(74,703)	$27.40		$17.17
Balance as of December 31, 2006	477,517	$26.41		$16.65
Granted	21,325	$62.26		$41.77
Forfeited	(26,895)	$36.10		$23.45
Balance as of December 31, 2007	471,947	$27.48		$17.40
Granted	5,000	$60.00		$39.36
Forfeited	(5,896)	$39.45		$25.53
Balance as of December 31, 2008	471,051	$27.68	$2.3	$17.53
Vested as of December 31, 2008	466,051	$27.33		$17.29
Exercisable as of December 31, 2008	310,485	$21.63	$2.3	$14.03

The grant date fair value of vested options to purchase common stock was as follows at December 31:

	Number of Options to Purchase Common Stock Vested	Total Grant Date Fair Value of Vested Options
2008	466,051	$8.1
2007	434,478	$7.1
2006	372,419	$5.7

The aggregate grant date fair value of options to purchase shares of common stock that vested during the years ended December 31, 2008, 2007 and 2006 was $1.0 (36,004 shares), $1.4 (62,059 shares) and $1.9 (118,338 shares), respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Information regarding the fair value of unvested options to purchase common stock is as follows:

	Number Outstanding	Weighted Average Fair Value Per Share
Unvested options, January 1, 2008	37,469	$28.88
Granted	5,000	$39.36
Forfeited	(1,465)	$38.01
Vested	(36,004)	$28.51
Unvested options, December 31, 2008	5,000	$39.36

At December 31, 2008, the Company had $0.1 of unearned stock-based compensation expense associated with options to purchase shares of common stock, which is expected to be incurred in 2009.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has adopted this method and determined the APIC Pool to be $2.8.  The Company reduced the APIC Pool by $0.1 in 2008 to reflect the tax effect of the delivery of common shares underlying restricted stock units in 2008.  There were no options exercised to purchase common shares in any of the three years in the period ended December 31, 2008.

 The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2008:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Exercisable Options
$20.95	257,985	4.7	$20.95	257,985	4.7	$20.95
$25.00	52,500	6.7	$25.00	52,500	6.7	$25.00
$30.00 - $39.99	111,241	5.6	$33.64	111,241	5.6	$33.64
$40.00 - $49.99	22,050	6.3	$44.94	22,050	6.3	$44.94
$50.00 - $59.99	15,375	7.9	$55.80	15,375	7.9	$55.80
$60.00	5,000	9.7	$60.00	—	9.7	—
$73.00	6,900	8.6	$73.00	6,900	8.6	$73.00
Total	471,051	5.4	$27.68	466,051	5.4	$27.33

Restricted Stock Units

On May 2, 2008, the Company awarded 9,000 restricted stock units (i.e., an agreement to provide common shares in the future) to employees under the 2003 Stock Incentive Plan.  Such stock units are scheduled to vest on the first anniversary of the date of grant.

On September 8, 2008, the Company granted to certain employees an aggregate 324,100 restricted stock units, 190,000 of which vest 30% on the first anniversary of the date of grant, 10% on the second anniversary of the date of grant and 60% on the third anniversary of the date of grant, 86,000 of which vest rateably on each of the first, second and third anniversaries of the date of grant and 48,100 of which vest on the first anniversary of the date of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, was granted an additional 21,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for the fiscal years 2009, 2010 and 2011, which had not been established as of December 31, 2008.  The Company also granted 35,000 restricted stock units in the fourth quarter of 2008, which vest 30% on November 16, 2009, 10% on November 15, 2010 and 60% on November 15, 2011.  Additionally, in the fourth quarter of 2008, the Company granted 4,000 restricted stock units, which vest on November 16, 2009.

For the years ended December 31, 2007 and 2006, the Company awarded restricted stock units to employees of the Company of 161,500 and 32,000, respectively, under the 2003 Stock Incentive Plan.  105,000 of the restricted stock units granted in 2007 were scheduled to vest on the one year anniversary of the date of grant, and 56,500 of the restricted stock units granted in 2007 were scheduled to vest ratably on each of the first and second anniversaries of the date of grant.  Of the restricted stock units granted in 2006, 12,000 were scheduled to vest ratably on each of the first four anniversaries of the date of grant and 20,000 were scheduled to vest upon the completion of the Company’s audited financial statements for the year ended December 31, 2006 (February 29, 2008).  The restricted stock units are subject to full or partial vesting in the event the employee’s employment is terminated without cause and vest fully in the event of an employee’s death. The issuance of vested shares related to the restricted stock units is subject to certain restrictions as provided by the 2003 Stock Incentive Plan, which is compliant with Section 409A of the Internal Revenue Code.  Pursuant to restricted stock unit agreements between the Company and its executives if, at the time of delivery of the stock underlying the restricted stock units may not be sold by the executive for reasons set forth in the agreements, at the executive’s request, the Company is obligated to purchase sufficient shares of stock to satisfy the executive’s minimum tax withholding obligations. In 2008 and 2007, the Company issued 87,625 and 310,719 common shares, respectively, for vested restricted stock units, of which 35,186 and 129,816 shares, respectively, were repurchased by the Company.  No shares were issued pursuant to restricted stock units in 2006.

Additionally, in 2008, in connection with the delivery of 40,875 shares pursuant to vested restricted stock units (of the 87,625 shares described above), the Company repurchased 17,077 shares to fund estimated income tax obligations, which exceeded the Company’s minimum tax withholding obligations.  Accordingly, the Company recorded a compensation charge of $0.9 in the year ended December 31, 2008 in accordance with the provisions of SFAS No. 123(R).  No such amounts were recorded in the years ended December 31, 2007 and 2006.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period. The Company recognized non-cash stock-based compensation expense amounting to $11.3, $6.5 and $2.4 for the years ended December 31, 2008, 2007 and 2006, respectively, with respect to restricted stock units awarded, which had the effect of decreasing net income by $1.03 per basic common share and by $0.92 per diluted common share for the year ended December 31, 2008, $0.60 per basic common share and $0.53 per diluted common share for the year ended December 31, 2007, $0.22 per basic common share, and by $0.20 per diluted common share for the year ended December 31, 2006.

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2006	355,594	$24.66
Granted	32,000	$48.50
Balance as of December 31, 2006	387,594	$26.62
Granted	161,500	$82.67
Issued	(310,719)	$24.05
Forfeited	(8,500)	$44.50
Balance as of December 31, 2007	229,875	$68.83
Granted	372,100	$57.98
Issued	(87,625)	$50.14
Forfeited	(6,000)	$83.00
Balance as of December 31, 2008	508,350	$63.30

The above table excludes restricted stock units granted to Mr. LaPerch, the President and Chief Executive Officer of the Company, which may vest up to an additional 7,000 restricted stock units in each of 2010, 2011 and 2012 based upon the achievement of certain performance targets (which had not been established as of December 31, 2008) in 2009, 2010 and 2011.

At December 31, 2008, the Company had $20.5 of unearned stock-based compensation expense associated with the vesting of the restricted stock unit awards, which is expected to be recognized in 2009 through 2011 (excluding the 21,000 restricted stock units granted to Mr. LaPerch described above).

NOTE 14: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Years Ended December 31,
	2008	2007		2006
Gain on settlement or reversal of liabilities	$2.8 (1)	$2.2	(2)	$3.2	(3)
Gain on legal settlement	—	0.6		—
Recovery of occupancy taxes previously paid	—	0.5		—
(Loss) gain on foreign currency	(6.5)	0.3		2.0
Gain (loss) on sale or disposition of property and equipment	0.9	(0.5)		(4.6)
Gain on leased asset termination	—	0.3		0.2
Other	0.4	0.4		1.3
Total	$(2.4)	$3.8		$2.1

(1)	Represents the reversal of certain transaction tax liabilities resulting primarily from the expiration of its statute of limitations.

(2)	Represents the reversal of certain transaction tax liabilities resulting primarily from settlements with certain taxing authorities.

(3)
Represents the reversal of certain tax liabilities resulting from either a favorable ruling from a jurisdiction determining the Company was not subject to certain transaction related taxes accrued in prior years, or the determination by the Company with respect to certain other jurisdictions that taxes accrued in prior years did not apply to the Company’s operations.

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

2009	$40.6
2010	30.4
2011	24.4
2012	19.7
2013	16.6
Thereafter	88.1
Total	$219.8

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The expenses incurred for the above described obligations for the years ended December 31, 2008, 2007 and 2006 in continuing operations were $30.3, $30.5, and $33.3, respectively, which is net of sublease receipts of $2.4, $1.9 and $2.0 for the years ended December 31, 2008, 2007 and 2006, respectively.  The rental expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations.  The Company recorded $1.5, $1.6 and $4.2 in the years ended December 31, 2008, 2007 and 2006, respectively, as reductions to rent expense in continuing operations.  At December 31, 2008 and 2007, the deferred fair value rent liability was $2.9 and $4.0, respectively, of which $1.2 and $1.5, respectively, are included in accrued expenses and $1.7 and $2.5, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2008, the Company had committed capital of $17.4 for customer build-outs and infrastructure. Additionally, in early January 2009, the Company announced plans to open Austin, Texas as its fifteenth domestic metro market.  A significant portion of the Austin, Texas metro market had been built prior to 2003.  The Company has committed approximately $3.6 for capital expenditures to complete the metro network build-out and acquire long haul fiber and equipment to connect the Austin network to the Company’s networks in Dallas and Houston.

Employment Contract Termination

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated. Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months, and executed and delivered a consulting agreement with Mr. Doris.  The consulting agreement provided that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was to be paid (i) his annual salary of $0.3, pro rated per week for nine months; and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris (including the value of restricted stock units that vested in accordance with their terms) was $1.6, of which $1.2 was recognized in selling, general and administrative expenses in 2008.  Additionally, the Company recorded additional non-cash stock-based compensation expense of $0.7 relating to the modification of his options to purchase common shares in connection with the modification and termination of Mr. Doris’ employment agreement.

Employment Contracts

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

In October 2008, the Company entered into an employment agreement with Mr. Joseph P. Ciavarella under which Mr. Ciavarella agreed to become the Company’s Senior Vice President and Chief Financial Officer.  The employment agreement is on substantially the same general terms as the September 2008 employment agreements described above.

Internal Revenue Service

In September 2008, the Company was notified by the Internal Revenue Service (the “IRS”) that it was reclassifying certain individuals, classified by the Company as independent contractors, to employees and, accordingly, assessing certain payroll taxes and penalties totaling $0.3.  The Company disputed this position citing relief provided by IRC Section 530 and IRC Section 3509.  On January 13, 2009, the IRS made a settlement offer to the Company, which the Company is considering.

New York City Franchise Agreement

As a result of certain ongoing litigation with a third party, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) has informed the Company that they have temporarily suspended any discussions regarding renewals of telecommunications franchises in the City of New York.  As a result, it is the Company’s understanding that DOITT has not renewed any recently expired franchise agreement, including the Company’s franchise agreement which expired on December 20, 2008.  Prior to the expiration of the Company’s franchise agreement, the Company sought out and received written confirmation from DOITT that the Company’s franchise agreement provides a basis for the Company to continue to operate in the City of New York pending conclusion of renewal discussions.  The Company intends to continue to operate under its expired franchise agreement pending any renewal. The Company believes that a number of other operators in the City of New York are operating on a similar basis. Based on the Company’s discussions with DOITT and the written confirmation that the Company has received, The Company does not believe that DOITT intends to take any adverse actions with respect to the operation of any telecommunications providers as the result of their expired franchise agreements and, that if it attempted to do so, it would face a number of legal obstacles. Nevertheless, any attempt by DOITT to limit the Company’s operations as the result of its expired franchise agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 16:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss. Under the Plan of Reorganization, essentially all claims against the Company’s U.S. subsidiaries that arose prior to the confirmation of the Plan of Reorganization on August 21, 2003, were discharged in accordance with the Plan of Reorganization.  A summary of the treatment of claims in the bankruptcy proceeding is provided in Note 1 above.

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN. A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages. In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees. Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network. In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above. We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 was paid in 2007 and $10.9 was included in accrued expenses on the consolidated balance sheet at December 31, 2007, of which $8.5 was paid in 2008 and $1.2 was included in accrued expenses at December 31, 2008.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court. In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal. Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC. In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal. In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $2.3, for the year ended December 31, 2008 and $2.0 for each of the years ended December 31, 2007 and 2006 respectively.

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

Telekenex

In May 2008, Telekenex, Inc. (“Telekenex”), a customer, filed a complaint against the Company in the San Francisco County Superior Court alleging that the Company failed to deliver to Telekenex fiber optic capacity under a certain ten year contract between Telekenex and the Company.  Telekenex asserted in the complaint that it is entitled to such fiber optic capacity and unspecified damages.  On September 29, 2008, the Company signed a settlement with Telekenex pursuant to which the Company agreed to pay $0.35 and provide Telekenex additional fiber access in order to resolve the dispute.  Such amount was paid in October 2008.  Pursuant to the settlement agreement, the parties released each other from any claims related to the dispute and Telekenex dismissed the complaint.  In December 2008, the Company recovered the entire amount under its insurance policy.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Southeastern Pennsylvania Transportation Authority (“SEPTA”)

In October 2008, SEPTA filed a claim in the Philadelphia County Court of Common Pleas against the Company for trespass with regard to portions of the Company’s network allegedly residing on SEPTA property in Pennsylvania.  SEPTA seeks unspecified damages for trespass and/or a determination that the Company’s network must be removed from SEPTA’s property.  The Company has responded to the claim and also filed a motion in the Bankruptcy Court seeking a determination that the claim is barred based on the discharge of claims and injunction contained in the Plan of Reorganization.  The Company believes that it has meritorious defenses to SEPTA’s claims.

NOTE 17:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to the telecommunications company in the amount of $0.3 in both 2008 and 2007 and $0.1 in 2006.  No amounts were outstanding at each of December 31, 2008 and 2007.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors. All accounts between the two parties are settled in accordance with invoice terms.

NOTE 18:  SEGMENT REPORTING

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2008	2007	2006
Revenue
United States	$288.5	$227.8	$217.6
United Kingdom	36.1	29.4	20.3
Other	—	—	0.5
Eliminations	(4.7)	(3.6)	(1.7)
Consolidated Worldwide	$319.9	$253.6	$236.7

	December 31,
	2008	2007
Long-lived assets
United States	$374.5	$317.3
United Kingdom	23.8	30.3
Other	0.1	0.1
Consolidated Worldwide	$398.4	$347.7

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2008 and 2007.

	2008 Quarter Ended
	March 31		June 30		September 30		December 31
Revenue	$70.9		$77.1		$82.1		$89.8
Costs of revenue	30.8		31.6		32.1	(3) (4)	31.5
Selling, general and administrative expenses	24.8	(1)	21.1	(2)	22.9	(5)	21.7
Depreciation and amortization	12.6		12.2		12.2		11.3 (6)
Operating income	2.7		12.2		14.9		25.3
Other income (expense):
Interest income	0.5		0.4		0.5		0.4
Interest expense	(0.7)		(0.9)		(1.1)		(1.2)
Other income (expense), net	1.5		—		(2.0)		(1.9)
Income before income taxes	4.0		11.7		12.3		22.6
Provision for income taxes	0.6		0.5		1.9		5.3
Net income	$3.4		$11.2		$10.4		$17.3

Basic income per share	$0.32		$1.04		$0.94		$1.51
Weighted average number of common shares	10,722,975		10,741,312		11,034,257		11,468,717

Diluted income per share	$0.28		$0.92		$0.85		$1.41
Weighted average number of common shares	12,238,498		12,145,195		12,232,615		12,302,492

Fluctuations in revenue reported by period were impacted by termination revenue recognized by quarter as follows:

Quarter ended March 31, 2008	$0.3
Quarter ended June 30, 2008	$2.0
Quarter ended September 30, 2008	$4.4
Quarter ended December 31, 2008	$8.7

(1)
Included in selling, general and administrative expenses in the three months ended March 31, 2008 was non-cash compensation expense of $0.7 associated with the modification of a certain stock option agreement, non-cash compensation of $0.5 associated with the acceleration of the vesting of options granted to Mr. Doris and $0.7 of severance related expenses associated with the modification and termination of his employment agreement. (See Note 15, “Employment Contract Termination.”)

(2)
Included in selling, general and administrative expenses in the three months ended June 30, 2008 was non-cash compensation expense of $0.8 associated with the repurchase of shares in excess of minimum tax withholding requirements.

(3)	Includes a charge for lease termination of $0.7.

(4)	Includes the reversal of certain right-of-way obligations, which were reduced pursuant to a negotiated settlement totaling $0.5.

(5)
Included in selling, general and administrative expenses in the three months ended September 30, 2008 was an impairment charge of $2.3 with respect to the abandonment of an information technology platform.

(6)
Depreciation expense decreased in the three months ended December 31, 2008 compared to the three months ended September 30, 2008 because certain assets, principally inventory, became fully depreciated in the three months ended September 30, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

	2007 Quarter Ended
	March 31	June 30	September 30		December 31
Revenue	$57.5	$61.3	$67.3		$67.5
Costs of revenue	24.7	25.8	27.9	(*)	31.9
Selling, general and administrative expenses	19.7	18.3	22.6		20.3
Depreciation and amortization	11.5	12.0	12.0		12.0
Loss on litigation	—	—	—		11.7
Operating income (loss)	1.6	5.2	4.8		(8.4)
Other income (expense):
Gain on reversal of foreign currency translation adjustment from liquidation of subsidiary	—	—	—		10.3
Interest income	0.9	0.8	0.8		0.8
Interest expense	(0.6)	(0.6)	(0.5)		(0.6)
Other income (expense), net	1.6	(0.1)	1.4		0.9
Income before income taxes	3.5	5.3	6.5		3.0
Provision for income taxes	0.8	1.3	1.5		0.9
Net income	$2.7	$4.0	$5.0		$2.1

Basic income per share	$0.25	$0.38	$0.46		$0.19
Weighted average number of common shares	10,706,576	10,723,801	10,759,052		10,808,528

Diluted income per share	$0.22	$0.34	$0.41		$0.16
Weighted average number of common shares	11,994,061	12,036,781	12,213,649		12,377,018

(*)	Includes provision for equipment impairment of $2.2.

Fluctuations in revenue reported by period were impacted by termination revenue recognized by quarter as follows:

Quarter ended March 31, 2007	$0.6
Quarter ended June 30, 2007	$1.5
Quarter ended September 30, 2007	$5.6
Quarter ended December 31, 2007	$0.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses have been identified as of December 31, 2008 related to entity level controls, financial close and financial statement reporting, income taxes, property and equipment and inventory processes.

The Company did not maintain, in all material respects, effective internal controls over financial reporting as of December 31, 2008.  In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company did not maintain an effective control environment.  Specifically, the infrastructure was not adequate to support the activities of the Company’s accounting, including financial close, financial reporting and disclosure functions.  Additionally, the Company did not have sufficient processes in place to ensure timely income tax filings and timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory.  Finally, the Company did not maintain entity level controls to ensure accurate and timely regulatory filings.  Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules.  Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.  The Company’s independent registered public accounting firm’s report on internal controls over financial reporting, reflected below, reflects an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Remediation

Management is in the process of remediating the material weaknesses in its entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis.  During the year ended December 31, 2008, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  Management has also commenced re-engineering efforts and is re-organizing departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory. Currently, the Company operates several disparate systems that produce financial information.  The Company is evaluating methods to integrate these systems or develop processes that better control information flow.  The intention of these efforts is to develop stronger financial, operating and entity level controls, which will eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified as of December 31, 2008 related to entity level controls, financial close and financial statement reporting, income taxes, and property and equipment and inventory processes.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, AboveNet, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any planned corrective actions or remediation taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 13, 2009

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of the persons who are our directors, their ages and respective business backgrounds, including directorships of other public companies:

Jeffrey A. Brodsky

Mr. Brodsky, 50, has been a member of the Company’s Board of Directors since September 2003 and has been Chairman of the Audit Committee since that date. He became non-executive Chairman of the Board in December 2005.  He is currently leading Quest Turnaround Advisors, L.L.C. (“Quest”) in its role as Plan Administrator of Adelphia Communications Corporation and is also Chairman, President and Chief Executive Officer of PTV, Inc.  Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Purchase, NY in 2000 and has been a Managing Director there since that time.  Mr. Brodsky holds a Bachelor’s degree from New York University College of Business and Public Administration, and a Master’s degree from its Graduate School of Business.  He is a Certified Public Accountant.  Mr. Brodsky is currently a Director of PTV, Inc. and TVMAX, Inc.

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

Richard Postma

Mr. Postma, 58, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee and the Strategy Committee. Mr. Postma has been the Co-Chairman and Chief Executive Officer of US Signal Company LLC, since the time he co-founded it in 2000.  He also currently serves as Chairman of Turnkey Network Solutions LLC, Littlefield Group, Inc., R.T. London, Inc., P&V Capital Holdings, LLC, and RVP Development Corporation. Mr. Postma has also served as Co-Chairman and Chief Executive Officer of US Xchange, LLC, and has previously served on the Board of Directors and Audit Committee of Choice One Communications, Inc. (NASDAQ). From 1983 to 1996, Mr. Postma served as General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc., and US Signal. Prior to this, Mr. Postma was a Partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell and Cummiskey, P.L.C., where he spent 15 years.  Mr. Postma is a graduate of Calvin College and the University of Michigan Law School.

Richard Shorten, Jr.

Mr. Shorten, 41, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee, and serves as the Chairman of the Governance and Nominating Committee and the Strategy Committee.  He is Managing Director of Silvermine Capital Resources, LLC, a firm that he founded in 2001 to originate, structure and manage private investment transactions for hedge funds.  Mr. Shorten is also a member of the Board of Directors of Enterprise Informatics, Inc., Infinia Corporation and Movie Gallery, Inc. From 2000 to 2001, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources.  From 1997 to 2000, he was with Destia Communications and its acquirer, Viatel, Inc., where Mr. Shorten was appointed Senior Vice President, Data Services.  Mr. Shorten received a Juris Doctorate degree, with honors, from Rutgers Law School and holds a Bachelor of Arts degree from Colgate University.

Stuart Subotnick

Mr. Subotnick, 67, has been a member of the Board of Directors since 1997 and is Chairman of the Compensation Committee and a member of the Strategy Committee. Since 1986, Mr. Subotnick has been a General Partner, Executive Vice President of Metromedia Company, a management and investment company. Mr. Subotnick started with Metromedia Inc., a predecessor of Metromedia Company, as a tax attorney in 1967, and spent two decades in various management roles, becoming Chief Financial Officer in 1981 and Senior Vice President of Finance and Administration in 1983. Since 1981, Mr. Subotnick has been responsible for negotiating all of the major Metromedia corporate transactions, including the sale of certain of Metromedia divisions. Mr. Subotnick is also the lead Director of Carnival Corporation and is a Director of both the Shubert Organization and Conair Corporation.  He is Chairman of the Board of Trustees of Brooklyn Law School and a member of the Board of Baruch College (CUNY).  Mr. Subotnick also serves as a Vice Chair of the New York Racing Association.  Mr. Subotnick earned a Bachelor of Business Administration degree from Baruch College, a Master of Law degree from Brooklyn Law School and a Juris Doctorate degree from New York University.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 1, 2009.  Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	53	President and Chief Executive Officer, and Director
Robert Sokota	45	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Rajiv Datta	38	Senior Vice President and Chief Technology Officer
John Jacquay	56	Senior Vice President, Sales and Marketing
Douglas Jendras	41	Senior Vice President, Operations
Joseph P. Ciavarella	53	Senior Vice President and Chief Financial Officer

Information about Mr. LaPerch is set forth above in this Item 10 under “Directors.” The background information of our other executive officers is set forth below.

Robert Sokota

Mr. Sokota, 45, is currently the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations. He became the Senior Vice President, General Counsel and Secretary in January 2001 and the Chief Administrative Officer in 2004.  He originally joined the Company in January 2000 as Vice President, Legal. Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc. He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994.  Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

Rajiv Datta

Mr. Datta, 38, joined the Company in 1998 and has served in a number of significant technical and engineering positions for the Company becoming Vice President in 2002.  Mr. Datta was promoted to Senior Vice President and Chief Technology Officer in May 2004, a role in which he oversees all aspects of Engineering, IT and Product Development activities across our metro, long haul and IP networks. Prior to joining the Company, Mr. Datta held various engineering and development positions at Alcatel Telecommunications Cable in North Carolina and at Alcatel’s Optical Fiber Competency Center near Paris, France.  Mr. Datta holds a Bachelor of Science degree and a Master of Science degree in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

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

Joseph P. Ciavarella

Mr. Ciavarella, 53, was appointed as Acting Chief Financial Officer, effective March 4, 2008 and Senior Vice President and Chief Financial Officer effective October 27, 2008.  Mr. Ciavarella had been an independent financial consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006.  From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President - Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company. Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of Painewebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division). He began his career at Touche Ross & Company (Deloitte & Touche, LLP).  Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

Corporate Governance

The Board of Directors and the committees of the Board of Directors met numerous times during 2008. The Board of Directors held 16 meetings in 2008.  During a number of those meetings, the Company’s independent directors met in executive sessions at which only independent directors were present.  In 2008, the Company had a standing Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategy Committee.  The Company’s Special Independent Committee was disbanded in March 2007.  The Audit Committee met six times in 2008.  The Compensation Committee met five times in 2008.  The Governance and Nominating Committee did not meet in 2008. The Strategy Committee met once in 2008.  Each director attended 75% or more of the meetings of the Board of Directors and the committees on which he served.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the “About - Board of Directors” section of our website at www.above.net. The Code of Conduct can also be found through the “About - Overview” section of our website.  If a waiver of our Code of Conduct is granted to any of our directors or executive officers, we will promptly disclose the nature of the amendment or waiver on our website.

The committees of the Board of Directors are described in more detail below.

Audit Committee

The Audit Committee consists of Messrs. Brodsky (Chairman), Postma and Shorten, each of whom satisfies the applicable independence and other qualification requirements of the New York Stock Exchange corporate governance and SEC rules for serving on an audit committee. The Board has determined that Mr. Brodsky, the Audit Committee’s Chairman, is an “audit committee financial expert” as defined in the applicable SEC rules. The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility for the integrity of the Company’s financial reports. The Audit Committee also carries out other functions from time to time as assigned to it by the Board. The Audit Committee, or in some cases the Board, reviews and approves related party transactions.

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

Report of the Audit Committee

Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for auditing those statements. In connection with the preparation of the December 31, 2008 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent registered public accountants the matters required to be discussed under standards of the Public Company Accounting Oversight Board (“PCAOB”), including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written report, disclosures and the letter from the independent registered public accountants required by the PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and the Audit Committee has reviewed, evaluated and discussed with that firm the written report and its independence from the Company.  The Audit Committee also has discussed with management of the Company and the independent registered public accountants such other matters and received such assurances from them as the Audit Committee deemed appropriate.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved,  the inclusion of our audited financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the SEC.

THE AUDIT COMMITTEE
Jeffrey A. Brodsky, Chairman
Richard Postma
Richard Shorten, Jr.

Compensation Committee

The Compensation Committee consists of Messrs. Subotnick (Chairman), Postma and Shorten, each of whom satisfies the independence and other qualification requirements of New York Stock Exchange corporate governance rules. The Compensation Committee’s role is to establish and review our overall compensation philosophy and policies and to approve the compensation for the Company’s senior executive officers (including our executive officers named in the Summary Compensation table set forth below (the “named executive officers”)) and related matters. In this regard, the Compensation Committee approves the Company’s overall bonus plan, grants all equity compensation and approves salary changes for senior executive officers. The Compensation Committee meets several times during the year, and the Compensation Committee Chairman periodically reports on Compensation Committee actions and recommendations at Board meetings.  In addition, the Compensation Committee unofficially conferred without the participation of management in executive session on a number of occasions. The Committee has the power to retain the services of outside counsel, advisors, experts and others to assist the Committee.  In May 2008, the Committee retained a compensation consultant, Strategic Apex Group, LLC to provide it assistance in setting executive and management compensation for 2008 and beyond.

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

Governance and Nominating Committee

The Governance and Nominating Committee consists of Messrs. Shorten (Chairman) and Embler, each of whom satisfies the independence requirements of the New York Stock Exchange corporate governance rules.  The Governance and Nominating Committee assists the Board in fulfilling its responsibility to the stockholders by (i) identifying individuals qualified to serve as directors and recommending that the Board support the selection of the nominees for all directorships, whether such directorships are filled by the Board or the stockholders, (ii) developing and recommending to the Board a set of corporate governance guidelines and principles and (iii) recommending improvements to the corporate governance process when necessary.

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

Pursuant to the Standstill Agreement dated August 2003 between the Company and John W. Kluge, the trust established pursuant to that certain Trust Agreement dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge as grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank as trustees (the “Kluge Trust”) and Stuart Subotnick, for so long as the Kluge Trust or its affiliates, beneficially owns 7.5% or more of the issued and outstanding common stock of the Company, the Governance and Nominating Committee shall nominate one individual designated by the Kluge Trust to the Board. The individual designated by the Kluge Trust must be reasonably acceptable to the Governance and Nominating Committee. Mr. Subotnick has served as the designee of the Kluge Trust since the effectiveness of our Plan of Reorganization.  In April 2008, the Standstill Agreement was amended to make JWK Enterprises, LLC, an entity controlled by John W. Kluge, which also acquired the Kluge Trust’s ownership interests in the Company, a party to the Standstill Agreement entitled to the rights and subject to the obligations thereunder.  The Standstill Agreement expired on September 8, 2008.

Special Independent Committee

The Special Independent Committee consisted of Messrs. Brodsky, Embler, Postma and Shorten. The Special Independent Committee was formed in 2003 to supervise the investigation of the issues related to the SEC’s investigation of the Company initiated in June 2002. The Special Independent Committee was disbanded in 2007.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2008, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely except that (i) Forms 4 for Messrs. Brodsky, Subotnick and LaPerch were not filed timely with respect to certain restricted stock unit and option grants on September 8, 2008; (ii) Forms 4 for Messrs. Data, Jendras and Jacquay were not filed timely with respect to certain shares sold to the Company on May 13, 2008; (iii) a Form 4 for Franklin Mutual Advisors, LLC was not filed timely with respect to certain restricted stock units that vested on August 7, 2008; and (iv) a Form 3 for JWK Enterprise was not timely filed with respect to the transfer of shares to it on April 4, 2008.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goal of our compensation program is to improve our financial and operational performance and thereby increase value for our stockholders.  Our compensation program is designed to provide certain fixed base salary compensation, to provide variable compensation linked to measures of our performance that contribute to increased value and to provide compensation in the form of equity to align the interests of our employees with those of our shareholders.  Our compensation program for employees takes into account the following goals: enhancing shareholder value; enabling us to attract and retain top quality employees; rewarding successful performance and providing appropriate relative internal compensation balance among our employees.  Except as specifically described, references to the named executive officers in this section shall not include Mr. Doris, whose employment was terminated on March 4, 2008.

Executive Compensation Component Summary

The major components of compensation for the executive officers listed in the Summary Compensation Table below (Messrs. LaPerch, Sokota, Jacquay, Datta, Jendras, Ciavarella  and Doris), who are referred to herein as the named executive officers, are base salary, annual incentive bonuses and equity compensation.  We believe that the compensation provided to our named executive officers is reasonable and not excessive.

In setting 2008 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our shareholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	a significant portion of the overall 2008 compensation was represented by variable, performance-based pay.

The total compensation levels for the named executive officers are comparable to those of compensation levels of senior executives at comparable companies in our industry. This determination is based in part on the Compensation Committee’s review in 2008 of the compensation of senior executives of other peer group companies in conjunction with the compensation review performed by the Compensation Committee’s compensation consultant.

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

Roles of the Compensation Committee and Management in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process for the named executive officers (other than the Chief Executive Officer) by among other things, making recommendations to the Compensation Committee. However, the Compensation Committee approves the compensation for the named executive officers and retains complete discretion to accept, reject or modify any management recommendations.  The most significant contributions by management to the compensation process are:

•	evaluating employee performance;
•	providing information to the Compensation Committee related to compensation to our employees;
•	providing input regarding the accounting, tax and legal impact of our compensation policies;
•	recommending business performance targets and objectives; and
•	recommending salary levels, bonus amounts and equity awards.

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

The annual base salary for each of the named executive officers set forth in the September 2008 Employment Agreements, other than the Chief Executive Officer, were recommended by the Chief Executive Officer to the Compensation Committee, after the Compensation Committee’s compensation consultant completed a study of the Company’s compensation levels and plans, which amounts were approved by the Compensation Committee.  The Chief Executive Officer also recommended the 2008 annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee.  The Compensation Committee sets the annual base salary and incentive cash bonus for the Chief Executive Officer.

The employment contracts in place until September 2008 for each named executive officer except Mr. Ciavarella (the “Prior Employment Agreements”) expired or terminated in September 2008.

In October 2008, the Company entered into a contract with Mr. Ciavarella on substantially the same terms as the September 2008 Employment Agreements with the other Senior Vice Presidents, except that he was paid $50,000 at the inception of the contract and had a different bonus target for 2008 (the “October 2008 Employment Agreement,” and together with the September 2008 Employment Agreements, the “2008 Employment Agreements”).

The 2008 Employment Agreements provide that in the event that the applicable named executive officer’s employment is terminated prior to the end of the term of employment:

●
without “cause” (as defined therein) by the Company or for “good reason” (as defined therein) by the named executive officer, the named executive officer will be entitled to one year’s base salary, any accrued but unpaid base salary, earned but unpaid bonus, a pro-rated bonus for the year of termination (assuming 100% of the target is achieved), accrued paid time off and one year’s continuation of health and welfare benefits;

●
upon “disability” (as defined therein) or death, the named executive officer or his beneficiaries will be entitled to any accrued but unpaid base salary, earned but unpaid bonus, pro rated bonus for the year of termination (assuming 100% of the target is achieved), and accrued paid time off ; or

●
for cause by the Company or without good reason by the named executive officer, the named executive officer will be entitled to any accrued but unpaid base salary, accrued paid time off and any accrued benefits under the Company’s health and welfare plans.

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

In connection with the execution of the September 2008 Employment Agreements, the annual base salaries of the following named executive officers were increased effective September 2, 2008 (with the exception of Mr. Sokota’s base salary of $315,000, which did not increase):

Name	From	To
William J. LaPerch	$500,000	$550,000
John Jacquay	$290,000	$300,000
Rajiv Datta	$282,150	$290,000
Douglas Jendras	$263,145	$280,000

Mr. Ciavarella’s annual base salary was set at $315,000 in his October 2008 Employment Agreement.

Incentive Cash Bonus Program

The 2008 annual incentive cash bonus program for U.S. based employees was designed to incentivize employees towards the common goal of maximizing our earnings before interest, taxes, depreciation and amortization (“EBITDA”). A bonus pool calculation was approved for various target levels of achieved adjusted EBITDA. Each adjusted EBITDA target level provided for a bonus percentage for each employment level tier. The bonus pool was determined by multiplying the applicable bonus percentages by the 2008 earnings of the eligible employees in each employee tier. An additional discretionary amount was also provided for achieving certain adjusted EBITDA targets. To calculate adjusted EBITDA, we added back to EBITDA certain non-recurring, non-operational and non-cash items, including share-based compensation expenses. These adjustments totaled $11.8 million in 2008. The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our achieving adjusted EBITDA of $103.8 million, surpassing the adjusted EBITDA target in 2008 of $81.0 million. We believe that the achievement of the annual adjusted EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

The 2008 Employment Agreements provide for a bonus target equal to 35% of the named executive officer’s base salary (or in the case of  Mr. Jacquay, an annual cash bonus target of $250,000) in the event that the Company meets the targets set by the Compensation Committee.  Amounts paid in excess of the amounts payable pursuant to the September 2008 Employment Agreements are at the discretion of the Compensation Committee.  All such amounts are included in the Summary Compensation Table below.  Management makes the determination of bonus payments for the Company’s employees who are not named executive officers.  Employees eligible to participate in our sales compensation plan were generally not eligible to participate in the incentive cash bonus program except to the extent that an employee served in both a sales and non-sales role.

In accordance with the Compensation Committee’s determination, incentive cash bonuses for 2008 for employees were paid on March 13, 2009.  Payments to the named executive officers were scheduled as follows:

Name	Bonus
William G. LaPerch	$275,000
Robert Sokota	$225,000
John Jacquay	$350,000
Rajiv Datta	$225,000
Douglas Jendras	$225,000
Joseph P. Ciavarella	$125,000

In setting annual incentive bonus amounts for the named executive officers, we consider a number of factors including the extent to which the named executive officer (a) contributed to the achievement of our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals.  Pursuant to the 2008 Employment Agreements, target bonuses for 2009 for Messrs. LaPerch, Ciavarella, Sokota, Datta and Jendras are set at 35% of base salary.  Mr. Jacquay’s 2009 target bonus is set at $250,000.

Mr. Doris received $26,230 with respect to the 2008 annual incentive cash bonus program upon the termination of his employment agreement, in accordance with its terms.  Such amount is reflected in the “Summary Compensation Table” below.

Our U.K. based employees receive quarterly incentive cash bonuses based upon the achievement of quarterly adjusted EBITDA targets and other quantitative and qualitative factors. Incentive cash bonuses paid in the U.K. are approved by our senior management.

On February 12, 2009, the Compensation Committee approved our 2009 Bonus Plan (the “2009 Bonus Plan”).  The 2009 Bonus Plan provides for the creation of an employee bonus pool based on the achievement in 2009 of certain adjusted U.S. EBITDA (domestic net earnings before interest, taxes, depreciation and amortization, adjusted for certain non-recurring, non-operational and non-cash items) targets established by the Compensation Committee.  Bonus payments to employees from the bonus pool are generally discretionary except that in accordance with their employment agreements, each of the named executive officers are entitled to bonuses in the amounts specified above upon the achievement of the adjusted U.S. EBITDA target set by the Compensation Committee.  If the target threshold established for the bonus payments to the named executive officers is not achieved, no bonus payments are required to be made to such executives.  We believe that there is a reasonable possibility that we will achieve such adjusted U.S. EBIDTA threshold in 2009.

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

During 2006, all named executive officers who had previously been granted stock units agreed to defer the delivery of the stock underlying vested stock units from April 15, 2007 until August 15, 2007. The delivery was further delayed to December 28, 2007. Our named executive officers had previously agreed to defer the delivery of the stock underlying vested stock units from January 3, 2005 until April 15, 2007. Pursuant to the stock unit agreements between our named executive officers and us, in the event that at the time of the delivery of the stock underlying the stock units the stock is not covered by an applicable registration statement or the stock has not been listed on NASDAQ or other comparable exchange, at the named executive officer’s request, we are obligated to purchase sufficient shares of stock from such executives as is necessary to cover the executives’ minimum tax withholding obligations. In December 2007, we delivered 310,719 shares of common stock to certain employees (including the named executive officers) and former employees, which represented shares underlying all vested restricted stock units at such date of which 303,369 were delivered on December 28, 2007.  We purchased an aggregate 129,816 shares from these individuals at $75.00 per share, the closing market price of our common stock on such date, in order to provide them with funds sufficient to satisfy minimum tax withholding obligations and provide these individuals with sufficient funds to meet our estimates of their residual income tax obligations (at their highest marginal tax rates), of which 91,002 shares were purchased from named executive officers.  The aggregate value of the shares purchased by us of $9.7 million was charged to treasury stock. We decided to purchase these shares because the delivery of the shares underlying the stock units triggered significant tax obligations for the employees, and the employees were unable to sell the shares to third parties due to various securities law restrictions in order to pay their income tax obligations.

In October 2008, pursuant to certain stock purchase agreements, we purchased from employees, who had previously received distributions of common stock pursuant to vested restricted stock units, 18,610 shares of common stock at a price of $50.07 per share or for an aggregate purchase price of $0.9 (such price being determined based on the average trading price set by the Board of Directors after the filing of our Annual Report on Form 10-K for the year ended December 31, 2007), of which 10,650 shares were purchased from named executive officers.  Each stock purchase agreement also includes a provision that restricts the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company becomes current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock becomes listed on a national securities exchange.

Stock options granted to employees are granted on the date the Compensation Committee meets and approves such grants. Meetings were scheduled for such times as management and Compensation Committee members believed appropriate, often immediately before or after the meetings of the Board of Directors. The exercise price of such stock options granted was the closing price of our common stock as reported by NASDAQ on the grant date.  Stock options granted in 2007 were scheduled to vest on the first anniversary of the grant date.  In 2007, grants of stock options were made on March 21, 2007 and July 18, 2007.  See “Adoption of 2008 Equity Incentive Plan” below for a discussion of 2008 grants to named executive officers and members of the board of directors.

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

On September 8, 2008, Mr. LaPerch was granted 50,000 restricted stock units, which vest 15,000 on the first anniversary of the date of grant, 5,000 on the second anniversary of the date of grant and 30,000 on the third anniversary of the date of grant.  Mr. LaPerch was also granted an additional 21,000, which vest ratably in each of 2010, 2011 and 2012 based on the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.  The Compensation Committee has established a number of quantitative and qualitative goals for Mr. LaPerch for 2009 against which his performance will be measured in determining whether he earns the initial 7,000 restricted stock units scheduled to vest in 2010.  We believe there is a reasonable possibility that Mr. LaPerch will meet some or all of these goals in 2009.  No goals have been set for the 7,000 restricted stock units scheduled to vest in each of 2011 and 2012.   Each of Messrs. Sokota, Jacquay, Datta, and Jendras were granted 35,000 restricted stock units, which vest 10,500 on the first anniversary of the date of grant, 3,500 on the second anniversary of the date of grant and 21,000 on the third anniversary of the date of grant.

On October 27, 2008, in connection with executing his October 2008 Employment Agreement, Mr. Ciavarella was granted 35,000 restricted stock units, which vest 10,500 on November 16, 2009, 3,500 on November 15, 2010 and 21,000 on November 15, 2011.

Upon the occurrence of a termination of the named executive officers’ employment by the Company without cause or by the named executive officer for good reason or in the event of a change in control, or certain other events, all unvested restricted stock units granted to the named executive officers will vest.

On September 8, 2008, Messrs. Brodsky, Embler, Postma, Shorten and Subotnick were each granted 500 restricted stock units and options to purchase 1,000 shares of common stock.  All such grants vest on the first anniversary of the date of grant.

Benefits

We offer our named executive officers the same health and welfare benefit and disability plans that we offer to all our employees except that higher level employees – including the named executive officers - are provided with Group Variable Universal Life for basic life insurance whereas all other employees are provided with group term life insurance. The named executive officers are each provided with Group Variable Universal Life insurance providing for a death benefit of $1,000,000 and a term accidental death and dismemberment insurance (“AD&D”) benefit of $1,000,000 whereas most other employees receive group term and AD&D in smaller amounts as a multiple of base salary. We believe that this benefit provided to the named executive officers is reasonable and assists in retaining the named executive officers.

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees. We provide very limited perquisites to the named executive officers, less than $10,000 in total in 2008. The only perquisites consisted of the payment for the participation of the spouses of certain named executive officers at our annual President’s Club retreat, which was held in Orlando, Florida, in February 2008 and a gross up to cover the taxes on such payment.  We believed that the participation of these named executive officers’ spouses was important for the success of this event, particularly in light of the relative cost, and wanted to ensure their attendance.

Severance

Severance amounts for named executive officers under the 2008 Employment Agreements are discussed below under “Potential Payments Upon Termination or Change-in-Control.”  In the event of a termination without cause by the Company or termination for good reason by the named executive officer, the named executive officer would have been entitled to one year’s base salary, a bonus relating to the portion of the year worked, any accrued but unpaid bonus from the prior year, salary through the date of termination, one year’s benefits and full vesting of unvested stock options or stock units.

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

Pursuant to the 2008 Employment Agreements, Messrs. LaPerch, Sokota, Jacquay, Ciavarella, Datta and Jendras have agreed that they will not compete for six months following termination of their employment and will not solicit any employees or customers of ours in competition with us for one year following termination of their employment.

Stock Purchase and Sale Guidelines

In compliance with U.S. securities laws and regulations, our policies prohibit employees and directors from purchasing or selling our securities to third parties to the extent that they are in possession of material non-public information.  Our policies contain other restriction on the purchase and sale of our securities by our employees to ensure compliance with applicable securities laws and regulations.  The shares of stock issued under our 2003 Stock Incentive Plan or the 2008 Plan have not been covered by a registration statement under the Securities Act of 1933.  Certain shares delivered to employees may, however, be sold pursuant to certain exceptions under the Securities Act of 1933.  Except for transactions with the Company, no current named executive officers have purchased or sold our securities since our emergence from bankruptcy protection. We expect to seek registration of certain shares under the 2003 Stock Incentive Plan and the 2008 Plan.  Prior to that time, we plan to adopt additional rules related to the purchase and sale of our securities by our employees including our named executive officers. We have no executive stock ownership guidelines for directors or executive officers.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers.  The compensation paid to any of our senior executive officers in 2008 did not exceed the $1 million threshold under Section 162(m).

Compensation Committee Report*

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2009 annual meeting of stockholders and in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers who served as such during the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

William G. LaPerch,	2008	$516,667	$275,000	$1,225,000	$—	$—	$—	$21,961	(4)	$2,038,628
President and	2007	500,000	225,000	831,240	—	—	—	19,717	(12)	1,575,957
Chief Executive Officer	2006	500,000	265,000	209,500	20,415	—	—	18,777	(19)	1,013,692

Michael A. Doris,	2008	67,585	26,230	481,250	—	—	—	694,888	(5)	1,269,953
Former Senior Vice President	2007	327,200	150,000	461,968	—	—	—	17,981	(13)	957,149
and Chief Financial Officer (6)	2006	318,867	125,000	172,301	16,842	—	—	17,678	(20)	650,688

Joseph P. Ciavarella	2008	58,557	175,000	65,520	—	—	—	577,371	(7)	876,448
Senior Vice President	2007	—	—	—	—	—	—	—	(14)	—
and Chief Financial Officer	2006	—	—	—	—	—	—	—		—

Robert Sokota,
Senior Vice President,	2008	315,000	225,000	665,000	—	—	—	17,207	(8)	1,222,207
General Counsel,	2007	315,000	175,000	461,968	—	—	—	17,023	(15)	968,991
Chief Administrative Officer	2006	315,000	130,000	172,301	16,842	—	—	16,435	(21)	650,578
and Secretary

John Jacquay	2008	293,333	350,000	794,125	—	—	—	17,305	(9)	1,454,763
Senior Vice President,	2007	290,000	375,000	653,650	82,221	—	—	18,137	(16)	1,419,008
Sales & Marketing	2006	287,500	275,000	309,900	150,022	—	—	18,085	(22)	1,040,507

Rajiv Datta	2008	284,767	225,000	689,859	—	—	—	17,758	(10)	1,217,384
Senior Vice President	2007	277,875	175,000	505,038	6,073	—	—	16,912	(17)	980,898
Chief Technology Officer	2006	254,000	160,000	183,290	24,419	—	—	15,455	(23)	637,164

Douglas Jendras	2008	268,763	225,000	698,145	—	—	—	19,632	(11)	1,211,540
Senior Vice President,	2007	260,662	175,000	480,492	6,073	—	—	16,831	(18)	939,058
Operations	2006	246,250	130,000	157,040	24,419	—	—	15,350	(24)	573,059

(1)
Restricted stock units were granted on August 7, 2007 to Mr. LaPerch (20,000) and Messrs. Doris, Sokota, Jacquay, Datta and Jendras (10,000 each). These restricted stock units, other than those granted to Mr. Doris, vested on August 7, 2008.  Those granted to Mr. Doris vested on March 4, 2008 upon the termination of his employment in accordance with the terms of the grant.  These amounts do not reflect actual value realized by the recipient.  In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2007 for stock awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), excluding any estimate for forfeitures. No stock awards were forfeited by the named executive officers in 2008.  For additional information on the valuation assumptions underlying the value of these awards.  See Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Restricted stock units were granted on September 8, 2008 to Mr. LaPerch (50,000) and Messrs. Sokota, Jacquay, Datta and Jendras (35,000 each).  These restricted stock units vest 30% on the first anniversary of the date of grant, 10% on the second anniversary of the date of grant and 60% on the third anniversary of the date of grant.  On October 27, 2008, 35,000 restricted sock units were granted to Mr. Ciavarella on the same terms as above, except that the vesting dates are November 16, 2009, November 15, 2010 and November 15, 2011.  Amounts set forth do not reflect an additional 21,000 restricted stock units to Mr. LaPerch, which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.

(3)
No options awards were granted in 2008 and 2007.  The amounts shown for prior grants do not reflect actual value realized by the recipient.  In accordance with SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2007 for option awards in accordance with SFAS No. 123(R), excluding any estimate for forfeitures.  No option awards were exercised or forfeited by the named executive officers in 2008.  For additional information on the valuation assumptions underlying the value of these awards.  See Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Includes health and welfare benefits of $12,755, life insurance premiums of $2,474, disability premiums of $948, 401(k) match of $2,750 and other of $3,034.

(5)
Includes health and welfare benefits of $16,222, life insurance premiums of $3,241, disability premiums of $75 and 401(k) match of $2,750, a severance payment of $327,200, consulting fees of $245,400 incurred in connection with his consulting agreement described below in (6) and $100,000 in bonuses upon the Company’s achievement of certain milestones.

(6)	Mr. Doris’ contract was terminated without cause on March 4, 2008. In connection with the termination of his employment agreement, Mr. Doris and the Company entered into a consulting agreement.

(7)	Includes consulting fees of $574,524, health and welfare benefits of $2,155, life insurance premiums of $567 and disability premiums of $125.

(8)	Includes health and welfare benefits of $12,518, life insurance premiums of $1,366, disability premiums of $270, 401(k) match of $2,750 and other of $303.

(9)	Includes health and welfare benefits of $10,474, life insurance premiums of $3,946, disability premiums of $935, and other of $1,950.

(10)	Includes health and welfare benefits of $12,763, life insurance premiums of $1,020, disability premiums of $922, 401(k) match of $2,750 and other of $303.

(11)	Includes health and welfare benefits of $13,237, life insurance premiums of $1,156, disability premiums of $894, 401(k) match of $2,688 and other of $1,657.

(12)	Includes health and welfare benefits of $12,539, life insurance premiums of $2,891, disability premiums of $1,014, 401(k) match of $2,250 and other of $1,023.

(13)	Includes health and welfare benefits of $12,539, life insurance premiums of $2,892, disability premiums of $300, and 401(k) match of $2,250.

(14)	In 2007, Mr. Ciavarella received $244,693 for his services as a financial consultant.

(15)	Includes health and welfare benefits of $12,295 life insurance premiums of $1,185, disability premiums of $300, 401(k) match of $2,250 and other of $993.

(16)	Includes health and welfare benefits of $12,539, life insurance premiums of $3,448, disability premiums of $997, and other of $1,153.

(17)	Includes health and welfare benefits of $12,546, life insurance premiums of $1,015, disability premiums of $951, 401(k) match of $2,250 and other of $150.

(18)	Includes health and welfare benefits of $12,450, life insurance premiums of $1,049, disability premiums of $932, 401(k) match of $2,250 and other of $150.

(19)	Includes health and welfare benefits of $12,337, life insurance premiums of $2,821, disability premiums of $917, 401(k) match of $1,125 and other of $1,577.

(20)	Includes health and welfare benefits of $12,404, life insurance premiums of $2,821, disability premiums of $273, 401(k) match of $1,125 and other of $1,055.

(21)	Includes health and welfare benefits of $12,348, life insurance premiums of $1,151, disability premiums of $567, 401(k) match of $1,125 and other of $1,244.

(22)	Includes health and welfare benefits of $12,404, life insurance premiums of $3,377, disability premiums of $913, and other of $1,391.

(23)	Includes health and welfare benefits of $12,411, life insurance premiums of $1,015, disability premiums of $904, and 401(k) match of $1,125.

(24)	Includes health and welfare benefits of $12,315, life insurance premiums of $1,015, disability premiums of $895, and 401(k) match of $1,125.

Grants of Plan-Based Awards

We made grants of restricted stock units under our 2008 Plan to our named executive officers during the year ended December 31, 2008 as follows:

Named Executive Officer	Number of RSUs Granted (1)	Grant Date	Grant Date Fair Value
William G. LaPerch (2)	50,000	September 8, 2008	$ 3,000,000
Robert Sokota	35,000	September 8, 2008	2,100,000
John Jacquay	35,000	September 8, 2008	2,100,000
Rajiv Datta	35,000	September 8, 2008	2,100,000
Douglas Jendras	35,000	September 8, 2008	2,100,000
Joseph Ciavarella	35,000	October 27, 2008	1,365,000

(1)
The restricted stock units granted to the individuals above, vest 30% on the first anniversary of the date of grant, 10% on the second anniversary of the date of grant and 60% on the third anniversary of the date of grant except for those granted to Mr. Ciavarella, which vest 30% on November 16, 2009, 10% on November 15, 2010 and 60% on November 15, 2011.

(2)
Mr. LaPerch was also granted an additional 21,000 restricted stock units which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.

There were no grants made to Mr. Doris during the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2008.  This table excludes 21,000 restricted stock units granted to Mr. LaPerch, which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for fiscal years 2009, 2010 and 2011. All of the options to purchase common shares and restricted stock units described below were granted pursuant to either the 2003 Stock Incentive Plan or the 2008 Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options or Undelivered Restricted Stock Units (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William G. LaPerch	20,000	(1)	—	—	$20.95	09/10/13	—		$—	—	$—
	20,000	(6)	—	—	—	—	—		—	—	—
	—		—	—	—	—	50,000	(8)	1,450,000	—	—

Michael A. Doris	16,500	(1)	—	—	$20.95	09/10/13	—		—	—	—
	10,000	(7)	—	—	—	—	—		—	—	—

Robert Sokota	16,500	(1)	—	—	$20.95	09/10/13	—		—	—	—
	10,000	(6)	—	—	—	—	—		—	—	—
	—		—	—	—	—	35,000	(8)	1,015,000	—	—

John Jacquay	25,000	(2)	—	—	$36.50	06/01/14	—		—	—	—
	7,000	(4)	—	—	$25.00	12/19/15	—		—	—	—
	10,000	(6)	—	—	—	—	—		—	—	—
	—		—	—	—	—	35,000	(8)	1,015,000	—	—

Rajiv Datta	10,000	(1)	—	—	$20.95	09/12/13	—		—	—	—
	4,000	(3)	—	—	$36.50	05/13/14	—		—	—	—
	80	(5)	—	—	$25.00	12/19/15	—		—	—	—
	10,000	(6)	—	—	—	—	—		—	—	—
	—		—	—	—	—	35,000	(8)	1,015,000	—	—

Douglas Jendras	10,000	(1)	—	—	$20.95	09/12/13	—		—	—	—
	4,000	(3)	—	—	$36.50	05/13/14	—		—	—	—
	80	(5)	—	—	$25.00	12/19/15	—		—	—	—
	10,000	(6)	—	—	—	—	—		—	—	—
	—		—	—	—	—	35,000	(8)	1,015,000	—	—

Joseph P. Ciavarella	—		—	—	—	—	35,000	(8)	1,015,000	—	—

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

(6)
Represents restricted stock units granted August 7, 2007 to Mr. LaPerch (20,000), Mr. Sokota (10,000), Mr. Datta (10,000), Mr. Jacquay (10,000) and Mr. Jendras (10,000).  These restricted stock units vested on August 7, 2008 and are scheduled to be delivered in August 2009.

(7)
Mr. Doris’ contract was terminated on March 4, 2008, at which time the 10,000 restricted stock units granted on August 7, 2007 became vested.  On January 5, 2009, 5,765 shares were delivered to Mr. Doris and 4,235 shares were repurchased to fund estimated tax liabilities.

(8)	Represents restricted stock units that vest 30% on the first anniversary of the date of grant, 10% on the second anniversary of the date of grant and 60% on the third anniversary of the date of grant.

(9)	Represent restricted stock units that vest 30% on November 16, 2009, 10% on November 15, 2010 and 60% on November 15, 2011.

Option Exercises and Stock Vested During Fiscal 2008

Below is a table setting forth restricted stock units that vested during 2008 for the named executive officers, including Mr. Doris:

Named Executive Officer	RSUs Vested and Delivered (1)		Value Realized on Vesting and Delivery
William G. LaPerch	—	(2)	$—
Robert Sokota	—	(2)	$—
John Jacquay	10,000	(2)	$660,000
Rajiv Datta	1,875	(2)	$131,250
Douglas Jendras	2,500	(2)	$175,000
Joseph P. Ciavarella	—	(2)	$—
Michael A. Doris	—	(3)	$—

(1)	This table is provided without regard to shares repurchased by the Company to fund estimated tax obligations or minimum tax withholding obligations.

(2)
The table excludes restricted stock units vested on August 7, 2008 as follows: 20,000 for Mr. LaPerch, 10,000 each for Messrs. Sokota, Jacquay, Datta and Jendras and 7,000 each for Messrs. Brodsky, Embler, Postma, Shorten and Subotnick.  The underlying common shares are scheduled to be delivered in August 2009.

(3)
The table above also excludes 10,000 restricted stock units vested on March 4, 2008 in conjunction with the modification and termination of his employment agreement delivered on January 5, 2009 with an aggregate value of $290,000.

Pension Benefits - Fiscal 2008

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2008.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change-in-Control

The below tables reflect payments to be made upon termination or change in control based upon the September 2008 Employment Agreements and the October 2008 Employment Agreement.  Such amounts excluded potential payments pursuant to stock options and restricted stock units vested prior to December 31, 2008.

William G. LaPerch

The following table shows the potential payments upon termination or a change-in-control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/08 ($)		For Cause Termination on 12/31/08 ($)		Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)		Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$825,000	(1)	$825,000	(1)	$275,000		$275,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		1,450,000		1,450,000		1,450,000		1,450,000
Benefits and Perquisites	39,133	(4)	39,133	(4)	39,133	(4)	52,836	(3)	52,836	(3)	39,133	(4)	39,133	(4)
Life Insurance	—		—		—		2,474	(5)	2,474	(5)	—		1,000,000	(6)
Total	$39,133		$39,133		$39,133		$2,330,310		$2,330,310		$1,764,133		$2,764,133

(1)	Represents one year of severance at Mr. LaPerch’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2008 bonus of $275,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 50,000 shares = $1,450,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Joseph P. Ciavarella

The following table shows the potential payments upon termination or a change-in-control of the Company for Joseph P. Ciavarella the Company’s Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/08 ($)		For Cause Termination on 12/31/08 ($)		Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)		Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$440,000	(1)	$440,000	(1)	$125,000		$125,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		1,015,000		1,015,000		1,015,000		1,015,000
Benefits and Perquisites	4,807	(4)	4,807	(4)	4,807	(4)	18,487	(3)	18,487	(3)	4,807	(4)	4,807	(4)
Life Insurance	—		—		—		3,402	(5)	3,402	(5)	—		1,000,000	(6)
Total	$4,807		$4,807		$4,807		$1,476,889		$1,476,889		$1,144,807		$2,144,807

(1)	Represents one year of severance at Mr. Ciavarella’s annual base salary pursuant to his October 2008 Employment Agreement, plus his 2008 bonus of $125,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Ciavarella’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 35,000 shares = $1,015,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Ciavarella’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Robert Sokota

The following table shows the potential payments upon termination or a change-in-control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/08 ($)		For Cause Termination on 12/31/08 ($)		Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)		Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$540,000	(1)	$540,000	(1)	$225,000		$225,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		1,015,000		1,015,000		1,015,000		1,015,000
Benefits and Perquisites	9,086	(4)	9,086	(4)	9,086	(4)	21,874	(3)	21,874	(3)	9,086	(4)	9,086	(4)
Life Insurance	—		—		—		1,366	(5)	1,366	(5)	—		1,000,000	(6)
Total	$9,086		$9,086		$9,086		$1,578,240		$1,578,240		$1,249,086		$2,249,086

(1)	Represents one year of severance at Mr. Sokota’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2008 bonus of $225,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 35,000 shares = $1,015,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

John Jacquay

The following table shows the potential payments upon termination or a change-in-control of the Company for John Jacquay, the Company’s Senior Vice President, Sales and Marketing, as if such termination had taken place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/07 ($)		For Cause Termination on 12/31/08 ($)		Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)		Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$650,000	(1)	$650,000	(2)	$350,000		$350,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		1,015,000		1,015,000		1,015,000		1,015,000
Benefits and Perquisites	13,269	(4)	13,269	(4)	13,269	(4)	24,678	(3)	24,678	(3)	13,269	(4)	13,269	(4)
Life Insurance	—		—		—		3,946	(5)	3,946	(5)	—		1,000,000	(6)
Total	$13,269		$13,269		$13,269		$1,693,624		$1,693,624		$1,378,269		$2,378,269

(1)	Represents one year of severance at Mr. Jacquay’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2008 bonus of $350,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 35,000 shares = $1,015,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Jacquay’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Rajiv Datta

The following table shows the potential payments upon termination or a change-in-control of the Company for Rajiv Datta, the Company’s Senior Vice President and Chief Technology Officer, as if such termination had taken place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/08 ($)		For Cause Termination on 12/31/08 ($)		Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)		Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$515,000	(1)	$515,000	(1)	$225,000		$225,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		1,015,000		1,015,000		1,015,000		1,015,000
Benefits and Perquisites	28,999	(4)	28,999	(4)	28,999	(4)	42,684	(3)	42,684	(3)	28,999	(4)	28,999	(4)
Life Insurance	—		—		—		1,020	(5)	1,020	(5)	—		1,000,000	(6)
Total	$28,999		$28,999		$28,999		$1,573,704		$1,573,704		1,268,999		$2,268,999

(1)	Represents one year of severance at Mr. Datta’s annual base salary pursuant to the September 2008 Employment Agreement, plus his 2008 bonus of $225,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 35,000 shares = $1,015,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Douglas Jendras

The following table shows the potential payments upon termination or a change-in-control of the Company for Douglas Jendras, the Company’s Senior Vice President, Operations, as if such termination had taken place on December 31, 2008.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/08 ($)	For Cause Termination on 12/31/08 ($)	Without Cause Termination on 12/31/08 ($)		Change-in-Control and Termination on 12/31/08 ($)		Disability on 12/31/08 ($)	Death on 12/31/08 ($)
Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$505,000	(1)	$505,000	(1)	$225,000	$225,000
Stock Options	—	—	—	—		—		—	—
Restricted Stock (2)	—	—	—	1,015,000		1,015,000		1,015,000	1,015,000
Benefits and Perquisites	—	—	—	14,131	(3)	14,131	(3)	—	—
Life Insurance	—	—	—	1,156	(4)	1,156	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$1,535,287		$1,535,287		$1,240,000	$2,240,000

(1)	Represents one year of severance at Mr. Jendras’ annual base salary pursuant to the September 2008 Employment Agreement, plus his 2008 bonus of $225,000.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jendra’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2008 closing market price of our common stock of $29.00 per share ($29.00 x 35,000 shares = $1,015,000 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months.

(4)	Represents payment of life insurance premium.

(5)	Upon his death, Mr. Jendras’ beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Michael A. Doris

Mr. Doris’ employment agreement was modified and terminated on March 4, 2008 and, accordingly, no table is required.  The Company paid Mr. Doris upon termination (i) $327,200 severance; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months and executed and delivered a consulting agreement with Mr. Doris.  The consulting agreement provided that in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) $245,400 (his annual salary pro rated per week for nine months); and (ii) (a) a bonus of $50,000 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $50,000 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris was $1,622,639 as follows:

Salary and Bonuses	$603,430
Accrued Paid Time Off	10,535
Consulting Fee	245,400
Restricted Stock	730,000	*
Benefits and Perquisites	28,616
Life Insurance	4,658
Total	$1,622,639
* Based upon the closing price of our common stock on March 4, 2008.  A portion of the non-cash stock-based compensation expense had already been recognized prior to his termination.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board.

Non-employee members of the Board are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears.  In addition, the Chairperson of the Board receives an additional annual retainer of $30,000 and the Chairperson of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears.  Non-employee members of the Board are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour. Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour. The Chairperson of the Strategy Committee is entitled to an annual retainer of $80,000 payable quarterly in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Mr. Embler contributes all of his director’s fees received to the funds managed by FMA holding Company securities.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Jeffrey A. Brodsky	$130,500	(2)	$345,625	$11,480	$—	$—	$—	$487,605
Michael J. Embler	83,500		345,625	11,480	—	—	—	440,605
Richard Postma	97,500		345,625	11,480	—	—	—	454,605
Richard Shorten, Jr.	178,000	(3)	345,625	11,480	—	—	—	535,105
Stuart Subotnick	93,000		345,625	11,480	—	—	—	450,105
	$582,500		$1,728,125	$57,400	$—	$—	$—	$2,368,025

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.
(2)	Includes $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.
(3)	Includes 80,000 for services performed as Chairman of the Strategy Committee.
(4)
Such amount includes the non-cash based compensation expense incurred during the year ended December 31, 2008 associated with 7,000 restricted stock units granted to each of Messrs. Brodsky, Embler, Postma, Shorten and Subotnick on  August 7, 2007, which vested on August 7, 2008 and are scheduled to be delivered in August 2009.  Additionally, on September 8, 2008, each of Messrs. Brodsky, Embler, Postma, Shorten and Subotnick was granted 500 restricted stock units, which vest on the first anniversary of the date of grant.  These amounts do not reflect actual value realized by the recipient. No value was realized by any directors in 2008.  In accordance with the SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2008 for such restricted stock units in accordance with SFAS No. 123(R), excluding any estimate for forfeitures.  No awards were forfeited by the non-employee directors in 2008. For additional information on the valuation assumptions underlying the value of these awards.  See Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Pursuant to FMA’s internal policy, all non-cash compensation issued to Mr. Embler in connection with his service on the Board of Directors will be distributed directly to funds managed by FMA holding Company securities, when so available.

(5)
On September 8, 2008, each Mssrs. Brodsky, Embler, Postma, Shorten and Subotnick was granted options to purchase 1,000 shares of common stock at a price of $60.00, the closing market price on that date.  The options vest on the first anniversary of the date of grant.  These amounts do not reflect actual value realized by the recipient. No value was realized by any directors in 2008.  In accordance with the SEC rules, this column represents the dollar amount recognized by the Company for financial statement reporting purposes for the year ended December 31, 2008 for such restricted stock units in accordance with SFAS No. 123(R), excluding any estimate for forfeitures.  No awards were forfeited by the non-employee directors in 2008. For additional information on the valuation assumptions underlying the value of these awards.  See Note 13, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Pursuant to FMA’s internal policy, all non-cash compensation issued to Mr. Embler in connection with his service on the Board of Directors will be distributed directly to funds managed by FMA holding Company securities, when so available.

         The above table excludes reimbursements for Board-related expenses totaling $4,073.

Compensation Committee Interlocks and Insider Participation

During 2008, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten), (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements. During 2008, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

In 2008, we invoiced US Signal, LLC, a company principally owned by Mr. Postma, for certain fiber services sold to US Signal, LLC totaling $329,964.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” for further detail.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2009, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of February 28, 2009.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	2,461,229	(2)	21.5%
JGD Management Corp. and affiliated person c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	1,853,636	(4)	16.0%
Fiber LLC 2300 Carillow Point Kirkland, WA 98033	1,514,191	(3)	13.3%
JWK Enterprises, LLC c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	1,220,304	(5)	10.7%
Stonehill Capital Management LLC and affiliated persons 805 Third Avenue, 30th Floor New York, NY 10022	838,902	(6)	7.4%
Jeffrey A. Brodsky	3,000	(7)	*
Michael Embler	—	(8)	*
Richard Postma	3,000	(7)	*
Richard Shorten, Jr.	3,000	(7)	*
Stuart Subotnick	3,000	(7)	*
William G. LaPerch	46,825	(9)	*
Michael A. Doris	45,972	(10)	*
Robert Sokota	37,541	(11)	*
John Jacquay	55,984	(12)	*
Rajiv Datta	27,419	(13)	*
Douglas Jendras	25,919	(14)	*
Joseph P. Ciavarella	—		*
All directors and executive officers as a group and Mr. Doris (twelve persons)	251,660	(15)	2.2%

* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 11,364,066 shares of common stock outstanding as of February 28, 2009, and with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock within 60 days of February 28, 2009.

(2)
Includes 2,363,463 shares of common stock and seven year warrants to purchase 94,766 shares of common stock at $24 per share.  Franklin Mutual Advisors, LLC (“FMA”) has sole voting and investment discretion over these securities pursuant to investment management contracts.  FMA disclaims beneficial ownership of the shares owned by its investment management clients.  Mr. Embler disclaims beneficial ownership of all shares described above.  Also includes options to purchase 3,000 shares of common stock granted to Mr. Embler, which he holds as a nominee of FMA and disclaims any beneficial ownership.  Excludes 7,000 restricted stock units granted to Mr. Embler on August 7, 2007, which vested on August 7, 2008, which are scheduled to be delivered in August 2009, which he holds as a nominee of FMA and disclaims any beneficial ownership. All the common stock is beneficially owned by one or more open-end investment companies or other accounts managed by FMA.  Excludes 500 restricted stock units and options to purchase 1,000 shares of common stock granted to Mr. Embler on September 8, 2008, which vest on the first anniversary of the date of grant.

(3)	Based on information contained in a Form 4 filed with the Securities and Exchange Commission on December 26, 2007 by Fiber LLC, Craig McCaw and Eagle River Holdings, LLC.

(4)
Based on information contained in the Schedule 13G (Amendment No. 7) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on February 17, 2009.  Includes (i) 112,267 shares of common stock and warrants to purchase 10,000 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 353,537 shares of common stock directly owned by York Investment Limited (“York Investment”); (iii) 222,099  shares of common stock and warrants to purchase 2,925 shares of common stock directly owned by York Select, L.P. (“York Select”); (iv) 193,204 shares of common stock and warrants to purchase 2,811 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (v) 231,211  shares of common stock and warrants to purchase 22,160 shares of common stock directly owned by York Select Unit Trust (“York Select Trust”); (vi) 55,387 shares of common stock and warrants to purchase 5,562 shares of common stock directly owned by York Global Value Partners, L.P. (“York Global Value”); (vii) 163,876 shares of common stock directly owned by York Enhanced Strategies Fund, LLC (“York Enhanced Strategies”);  (viii) 572 shares of common stock directly owned by York Long Enhanced Fund, L.P. (“York Long Enhanced”) (ix) 416,722 shares of common stock and warrants to purchase 6,030 shares of common stock directly owned by York Credit Opportunities Unit Trust (“York Unit Trust”) and (x) 53,285 shares of common stock and warrants to purchase 1,938 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Select, York Credit Opportunities, York Global Value and York Long Enhanced and the managers of York Investment, York Select Trust and York Enhanced Strategies have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(5)
Includes 1,194,182 shares of common stock and seven year warrants to purchase 26,122 shares of common stock at $24 per share.  During 2008, the Kluge Trust transferred its ownership interest in the Company to JWK Enterprises, LLC, an entity affiliated with John W. Kluge.

(6)
Based on information contained in the Schedule 13G (Amendment No. 2) filed with the Securities and Exchange Commission on February 12, 2009 by (i) Stonehill Capital Management LLC (“Stonehill Management”) as to 838,902 shares of common stock; (ii) Stonehill Institutional Partners, L.P. (“Stonehill Partners”) as to 409,235 shares of common stock; (iii) Stonehill Offshore Partners Limited (“Stonehill Offshore”) as to 429,667 shares of common stock; (iv) Stonehill Advisers LLC (“Stonehill Advisers”) as to 429,667 shares of common stock; (v) Stonehill General Partner, LLC (“Stonehill GP”) as to 838,902 shares of common stock; (vi) Stonehill Master Fund Ltd. (“Stonehill Master Fund”) as to 429,667 shares of common stock; (vii) Stonehill Offshore Holdings LLC (“Stonehill Offshore Holdings”) as to 429,667 shares of common stock; (viii) Stonehill Advisors Holdings LP (“Stonehill Advisors Holdings”) as to 429,667 shares of common stock; (ix) John Motulsky (“Motulsky”) as to 838,902 shares of common stock; (x) Christopher Wilson (“Wilson”) as to 838,902 shares of common stock; (xi) Wayne Teetsel (“Teetsel”) as to 838,902 shares of common stock; (xii) Thomas Varkey (“Varkey”) as to 838,902 shares of common stock; (xiii) Jonathan Sacks (“Sacks”) as to  838,902 shares of common stock; and (xiv) Peter Sisitsky (“Sisitsky”) as to 838,902 shares of common stock.  Stonehill Advisers is the investment adviser to Stonehill Offshore. Stonehill Management is the investment adviser to Stonehill Partners, Stonehill Offshore and Stonehill Master Fund. Stonehill GP is the general partner of Stonehill Partners. Stonehill Advisors Holders is the sole member of Stonehill Advisors.  Motulsky, Wilson, Teetsel, Varkey, Sisitsky and Sacks are managing members of Stonehill GP, Stonehill Management, Stonehill Advisers, Stonehill Advisors Holdings and Stonehill Offshore Holdings.

(7)
Includes fully vested options to purchase 3,000 shares of common stock.  Excludes 7,000 shares underlying restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 500 restricted stock units and options to purchase 1,000 shares of common stock granted September 8, 2008, each of which vest on the first anniversary of the date of grant.

(8)
In accordance with FMA’s internal policy, all cash and non-cash compensation issued to Mr. Embler in connection with his service on the Board of Directors will be distributed directly to advisory clients of FMA when so available.

(9)
Includes 26,825 shares of common stock, and fully vested and exercisable options to purchase 20,000 shares of common stock.  Excludes 20,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 50,000 restricted units granted September 8, 2008, of  which 15,000 are scheduled to vest on the anniversary of the date of grant, 5,000 are scheduled to vest on the second anniversary of the date of grant and 30,000 are scheduled to vest on the third anniversary of the date of grant.  Additionally, this amount excludes 21,000 restricted stock units that vest in 2010, 2011 and 2012 based upon the achievement of certain performance targets.

(10)	Includes 29,472 shares of common stock, and fully vested and exercisable options to purchase 16,500 shares of common stock.

(11)
Includes 21,041 shares of common stock, and fully vested and exercisable options to purchase 16,500 shares of common stock.  Excludes 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(12)
Includes 23,984 shares of common stock, and fully vested and exercisable options to purchase 32,000 shares of common stock.  Excludes 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(13)
Includes 13,339 shares of common stock, and fully vested and exercisable options to purchase 14,080 shares of common stock.  Excludes 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(14)
Includes 11,839 shares of common stock, and fully vested and exercisable option to purchase 14,080 shares of common stock.  Excludes 10,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 35,000 restricted stock units granted September 8, 2008, of which 10,500 are scheduled to vest on the first anniversary of the date of grant, 3,500 are scheduled to vest on the second anniversary of the date of grant and 21,000 are scheduled to vest on the third anniversary of the date of grant.

(15)
Includes 126,500 shares of common stock, and fully vested and exercisable options to purchase 125,160 shares of common stock.  Excludes 88,000 restricted stock units granted on August 7, 2007, which vested August 7, 2008, which are scheduled to be delivered in August 2009.  Also excludes 192,500 restricted stock units granted September 8, 2008, of which 59,500 are scheduled to vest on the first anniversary of the date of grant, 19,000 are scheduled to vest on the second anniversary of the date of grant and 114,000 are scheduled to vest on the third anniversary of the date of grant and 35,000 restricted stock units granted October 27, 2008, of which 10,500 vest on November 16, 2009, 3,500 vest on November 15, 2010 and 2,000 vest on November 15, 2011.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

  The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2008.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units (4)		Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	—		$—	—
2003 Equity compensation plan not approved by security holders (1)	611,301		$27.33	—	(2)
2008 Equity compensation plan not approved by shareholders	389,100	(3)	$60.00	360,900
Total	1,000,401		$27.68	360,900

(1)
Includes 145,250 shares of common stock underlying unvested restricted stock units. The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(2)	No unused shares (shares that were not committed pursuant to restricted stock units or outstanding options to purchase common shares) in this plan will be issued in the future.
(3)
Includes 363,100 shares of common stock underlying outstanding restricted stock units.  Also includes 21,000 shares of common stock underlying restricted stock units, which vest to Mr. LaPerch ratably in each of 2010, 2011 and 2012 based upon the achievement of certain performance targets for 2009, 2010 and 2011.  The weighted average exercise price does not take into account the shares to be delivered in connection with these outstanding restricted stock units, which have no exercise price.

(4)	The table above does not include warrants granted to creditors as part of the settled bankruptcy claims, as follows:

	Weighted Average Exercise Price	Total Warrants Originally Issued	Warrants Cancelled as of December 31, 2008	Warrants Exercised as of December 31, 2008	Unexercised Warrants Outstanding at December 31, 2008
Seven year stock purchase warrants	$24.00	834,658	12	42,717	791,929

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), as described in Note 11, “Equity – Stock Warrants,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, we are required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders are reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, are paid in cash.  Prior to the expiration of the five year warrants, five year warrants to purchase 389 shares of common stock were exercised on a Net Exercise basis, resulting in 260 common shares being issued and 129 common shares being returned to treasury.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  Five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.  The remaining unexercised five year warrants to purchase 158,874 shares of common stock were deemed exercised on a Net Exercise basis, of which 106,456 shares were issued to the warrant holders, 52,418 shares were returned to treasury and $4,295 was paid to recipients for fractional shares.

Equity Incentive Plans

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  750,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.  For a description of the material features of the Company’s 2003 Stock Incentive Plan and further discussion on the 2008 Plan, see Item 8, “Financial Statements and Supplementary Data,” Note 13, “Stock-Based Compensation,” and Item 11, “Executive Compensation-Compensation Discussion and Analysis - Adoption of 2008 Equity Incentive Plan.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

The New York Stock Exchange corporate governance rules listing standards require that a majority of the members of a listed company’s directors must qualify as “independent,” as affirmatively determined by the Board. While we are not currently listed on the New York Stock Exchange, the Board nevertheless consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the New York Stock Exchange corporate governance rules, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accountants, the Board of Directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable New York Stock Exchange corporate governance rules listing standards: Jeffrey A. Brodsky, Michael Embler, Richard Postma, Richard Shorten and Stuart Subotnick. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. William LaPerch is not an independent director by virtue of his employment with the Company.

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

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer. We invoiced US Signal for fiber services totaling $104,150 in 2005, $111,360 in 2006, $274,557 in 2007 and $329,964 in 2008.  Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers. Mr. Postma had no involvement in the negotiation of these fiber services agreements.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by BDO Seidman, LLP through February 28, 2009 for each of the years ended December 31, 2008 and 2007 were:

	2008	2007
Audit Fees	$1,620,000	$1,693,466
Audit Related Fees	—	—
Tax Fees	30,000	101,289
All Other Fees	—	—
Total	$1,650,000	$1,794,755

The table below represents fees incurred by service year (when the service was provided) for each relevant audit period. We recognize audit fees in our operating results as the services are provided.  The information for 2008 is for services rendered through February 28, 2009.

	Year Incurred
	2009	2008		2007		Total
Audit Fees 2003 – 2005	$—	$—		$3,891,443		$3,891,443
Audit Fees 2006	—	1,688,584		1,772,182		3,460,766
Audit Fees 2007	—	1,404,266		320,000		1,724,266
Audit Fees 2008	750,000	870,000		—		1,620,000
Tax Fees	—	618,189	*	388,930	*	1,007,119
All Other Fees	—	—		10,850		10,850
Total	$750,000	$4,581,039		$6,383,405		$11,714,444

*	Substantially, all of the work performed for the year ended December 31, 2006.

Audit Fees.  In May 2008, BDO was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2007.  In November 2008, BDO was engaged to audit the Company’s financial statements for the year ended December 31, 2008.  The Audit Fees for the years ended December 31, 2008 and 2007, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit Related Fees. Audit Related Fees are typically for due diligence related to mergers and acquisitions. There were no such fees for the years ended December 31, 2008 and 2007.

Tax Fees. Tax Fees for the years ended December 31, 2008 and 2007 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to mergers and acquisitions.

All Other Fees. These fees were for consulting services related to certain compensatory stock matters for the years ended December 31, 2008 and 2007.

Auditor Independence.   The Audit Committee has considered the non-audit services provided by BDO Seidman, LLP and determined that the provision of such services had no effect on BDO Seidman, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audits and, except as provided below, non-audit services provided by BDO Seidman, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO Seidman’s independence. The Audit Committee will only pre-approve services which it believes will not impair BDO Seidman’s independence. The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit related services.  All services are subsequently communicated to the Audit Committee.

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

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

The audits referred to in our report dated March 13, 2009, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of financial statement Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, NY
March 13, 2009

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Column A	Column B	Column C	Column D	Column E

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
2008
Reserve for uncollectible accounts and sales credits	$0.7	$0.7	$—	$(0.1)	$1.3
Deferred tax valuation allowance	$800.9	$—	$—	$(82.8)	$718.1
2007
Reserve for uncollectible accounts and sales credits	$1.2	$0.5	$—	$(1.0)	$0.7
Deferred tax valuation allowance	$809.6	$—	$—	$(8.7)	$800.9
2006
Reserve for uncollectible accounts and sales credits	$1.8	$0.5	$—	$(1.1)	$1.2
Deferred tax valuation allowance	$729.2	$80.4	$—	$—	$809.6

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

4.9
Amendment No. 1 to the Standstill Agreement dated as of April 25, 2008, by and among AboveNet, Inc., John W. Kluge, that certain Fourteenth Restatement of Trust Agreement, dated May 30, 1984, between John W. Kluge, as Grantor, and John W. Kluge and JP Morgan Chase Bank, N.A. of New York, as original trustees, dated April 4, 2008, Stuart Subotnick and JWK Enterprises LLC (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

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
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.52	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.53	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.54	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.55	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.56	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.57	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.58	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.59	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.60	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.61	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.62	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.63	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.64	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.65	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.66	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.67
Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.68
Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.69	*
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.70
Consulting Agreement, dated as of February 15, 2007, between AboveNet Communications, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.71	*
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.72
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.73
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.74
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.75
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.76	*	Summary of 2009 Bonus Plan dated February 12, 2009.

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

ABOVENET, INC.

Date: March 13, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2009	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2009	By:	/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky Director

Date: March 13, 2009	By:	/s/ Michael J. Embler
Michael J. Embler Director

Date: March 13, 2009	By:	/s/ Richard Postma
Richard Postma Director

Date: March 13, 2009	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: March 13, 2009	By:	/s/ Stuart Subotnick
Stuart Subotnick Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.9
Amendment No. 1 to the Standstill Agreement dated as of April 25, 2008, by and among AboveNet, Inc., John W. Kluge, that certain Fourteenth Restatement of Trust Agreement, dated May 30, 1984, between John W. Kluge, as Grantor, and John W. Kluge and JP Morgan Chase Bank, N.A. of New York, as original trustees, dated April 4, 2008, Stuart Subotnick and JWK Enterprises LLC (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

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
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.52	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.53	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.54	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.55	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.56	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.57	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.58	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.59	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.60	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.61	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.62	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.63	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.64	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.65	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.66	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.67
Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.68
Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement (incorporated herein by reference to Form 10-K for the filed with the Securities and Exchange Commission on September 30, 2008).

10.69	*
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.70
Consulting Agreement, dated as of February 15, 2007, between AboveNet Communications, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.71	*
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

10.72
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.73
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.74
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.75
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008)

10.76	*	Summary of 2009 Bonus Plan dated February 12, 2009.

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