Form 10-Q
period 2009-03-31
ABOVENET INC
filed 2009-05-11
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2009, was 11,371,164.

Table of Contents

 ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of March 31, 2009 (Unaudited) and December 31, 2008	1

	Consolidated Statements of Operations (Unaudited)
	Three month periods ended March 31, 2009 and 2008	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Three month period ended March 31, 2009	3

	Consolidated Statements of Cash Flows (Unaudited)
	Three month periods ended March 31, 2009 and 2008	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three month periods ended March 31, 2009 and 2008	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

Signatures		55

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$101.3	$87.1
Restricted cash and cash equivalents	3.5	3.5
Accounts receivable, net of allowances of $1.3 each at March 31, 2009 and December 31, 2008	19.8	20.9
Prepaid costs and other current assets	12.2	9.8
Total current assets	136.8	121.3

Property and equipment, net of accumulated depreciation and amortization of $210.9 and $207.4 at March 31, 2009 and December 31, 2008, respectively	411.6	398.4
Other assets	5.9	5.9
Total assets	$554.3	$525.6

LIABILITIES:
Current liabilities:
Accounts payable	$8.7	$13.9
Accrued expenses	59.0	65.9
Deferred revenue—current portion	28.7	26.5
Note payable - current	4.3	3.2
Total current liabilities	100.7	109.5

Note payable	31.7	32.8
Deferred revenue	96.8	88.5
Other long-term liabilities	10.1	10.5
Total liabilities	239.3	241.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 11,621,437 issued and 11,365,305 outstanding as of March 31, 2009, and 11,609,737 issued and 11,358,301 outstanding as of December 31, 2008	0.1	0.1
Additional paid-in capital	282.9	280.0
Treasury stock at cost, 256,132 and 251,436 shares at March 31, 2009 and December 31, 2008, respectively	(16.4)	(16.3)
Accumulated other comprehensive loss	(8.8)	(9.3)
Retained earnings	57.2	29.8
Total shareholders’ equity	315.0	284.3
Total liabilities and shareholders’ equity	$554.3	$525.6

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$85.4	$70.9

Costs of revenue (excluding depreciation and amortization, shown separately below)	29.4	30.8
Selling, general and administrative expenses	20.7	24.8
Depreciation and amortization	11.9	12.6

Operating income	23.4	2.7

Other income (expense):
Interest income	0.2	0.5
Interest expense	(1.2)	(0.7)
Other (expense) income, net	(0.1)	1.5

Income before income taxes	22.3	4.0

(Benefit from) provision for income taxes	(5.1)	0.6

Net income	$27.4	$3.4

Income per share, basic:
Basic income per share	$2.39	$0.32

Weighted average number of common shares	11,461,142	10,722,975

Income per share, diluted:
Diluted income per share	$2.22	$0.28

Weighted average number of common shares	12,306,856	12,238,498

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2009	11,609,737	$0.1	251,436	$(16.3)	$280.0	$(9.3)	$29.8	$284.3
Issuance of common stock from exercise of warrants	200	—	—	—	—	—	—	—
Issuance of common stock from vested restricted stock	11,500	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	4,696	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	2.9	—	—	2.9
Net income	—	—	—	—	—	—	27.4	27.4
Balance at March 31, 2009	11,621,437	$0.1	256,132	$(16.4)	$282.9	$(8.8)	$57.2	$315.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$27.4	$3.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11.9	12.6
Provision for bad debts	0.1	0.2
Non-cash stock-based compensation expense	2.9	4.2
Loss (gain) on sale or disposition of property and equipment, net	0.2	(1.4)
Changes in operating working capital:
Accounts receivable	0.9	(3.2)
Prepaid costs and other current assets	(2.4)	2.7
Accounts payable	(5.2)	2.7
Accrued expenses	(10.6)	(3.2)
Other assets	—	(0.1)
Deferred revenue and other long-term liabilities	10.6	7.4
Net cash provided by operating activities	35.8	25.3
Cash flows provided by (used in) investing activities:
Proceeds from sales of property and equipment	—	1.6
Purchases of property and equipment	(21.2)	(28.2)
Net cash used in investing activities	(21.2)	(26.6)
Cash flows provided by (used in) financing activities:
Proceeds from note payable, net of financing costs	—	22.3
Change in restricted cash and cash equivalents	—	(0.3)
Principal payment - capital lease obligation	(0.2)	(0.2)
Purchase of treasury stock	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(0.3)	21.7
Effect of exchange rates on cash	(0.1)	—
Net increase in cash and cash equivalents	14.2	20.4
Cash and cash equivalents, beginning of period	87.1	45.8
Cash and cash equivalents, end of period	$101.3	$66.2

Supplemental cash flow information:
Cash paid for interest	$0.7	$0.2
Cash paid for income taxes	$2.0	$0.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$27.4	$3.4
Foreign currency translation adjustments	0.5	(0.4)
Change in fair value of interest rate swap contracts	—	—
Comprehensive income	$27.9	$3.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 1:    BACKGROUND AND ORGANIZATION

Business

AboveNet, Inc. (together with its subsidiaries, the “Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, of which 8,749,138 were delivered and 862 were determined to be undeliverable and were cancelled, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven year stock purchase warrants to purchase 834,658 shares of common stock exercisable at a price of $24.00 per share. In addition, 1,064,956 shares of common stock were reserved for issuance under the Company’s 2003 Stock Incentive Plan. See Note 6, “Stock-Based Compensation.”

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred. Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the three months ended March 31, 2009 and 2008, the Company included the receipts of bankruptcy claim settlements from former customers as contract termination revenue. Contract termination revenue is reported together with other service revenue, and amounted to $1.9 and $0.3 for the three months ended March 2009 and 2008, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company. Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. There were no gains or losses from nonmonetary transactions for the three months ended March 31, 2009 and 2008.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build-outs. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $2.7 for each of the three months ended March 31, 2009 and 2008. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Storage huts	20 years

Network infrastructure assets	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

 From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.” In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. The Company capitalized relocation costs amounting to $0.7 for each of the three months ended March 31, 2009 and 2008. The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 and $0.2 ($0.07 and $0.1 on a net book value basis) for the three months ended March 31, 2009 and 2008, respectively. To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects. No such amounts were capitalized for the three months ended March 31, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. There were no provisions for impairment recorded in the three months ended March 31, 2009 and 2008.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $6.9 and $7.1 at March 31, 2009 and December 31, 2008, respectively, of which $3.7 and $4.0, respectively, were included in “Accrued expenses,” and $3.2 and $3.1, respectively, were included in “Other long-term liabilities” at such dates. Accretion expense, which is included in “Interest expense,” amounted to $0.1 for each of the three months ended March 31, 2009 and 2008.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position. We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2009 and 2008.

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

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (all or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the domestic liability.

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense. As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three months ended March 31, 2009 and 2008. The (benefit from) provision for income taxes is primarily due to current federal income taxes and state and local income taxes.

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

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. See Note 6, “Stock-Based Compensation.”

Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards. The Company did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The Company recognizes the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award. Upon consumation of our Plan of Reorganization, all then outstanding stock options were cancelled.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method. SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award. The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occur. As the Company recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements. There were no options to purchase shares of common stock granted during the three months ended March 31, 2009 and 2008.

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock-Based Compensation.”

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Warrants

In connection with the Plan of Reorganization described in Note 2, “Basis of Presentation and Significant Accounting Policies,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010). The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received. Stock warrants to purchase shares of common stock exercised totaled 200 and 1,391 during the three months ended March 31, 2009 and 2008, respectively.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants. Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements. Any fractional shares, otherwise issuable, would be paid in cash. At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise. In total, five year warrants to purchase 159,263 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 389 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 106,716 shares were issued to the warrant holders, 52,547 shares were returned to treasury and $0.004 was paid to recipients for fractional shares. In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders. Finally, seven year warrants to purchase 13 shares of common stock were determined to be undeliverable and were cancelled.

Derivative Financial Instruments

The Company utilizes interest rate swaps, derivative financial instruments (“derivatives”), to mitigate its exposure to interest rate risk. The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 portion of the Term Loan (as such term is defined in Note 3, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 portion of the Term Loan provided by SunTrust Bank. The Company accounted for the derivatives under the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. By policy, the Company has not historically entered into derivatives for trading purposes or for speculation. Based on criteria defined in SFAS No. 133, the interest rate swaps were considered cash flow hedges and were 100% effective. Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive income (loss). Changes in the fair value of the derivatives reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges, if any, is recognized in current period earnings. The unrealized net loss recorded in accumulated other comprehensive income (loss) each at March 31, 2009 and December 31, 2008 was $1.6 for the interest rate swaps. The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive income (loss).

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivatives and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under SFAS No. 133; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Company minimizes its credit risk relating to counterparties of its derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of its counterparties. The Company does not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded on the Company’s consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS No. 133. As of March 31, 2009 and December 31, 2008, the Company’s consolidated balance sheets included net interest rate swap derivative liabilities of $1.6 each.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.6	$1.6

Total derivatives designated as hedging instruments	$1.6	$1.6

(*)	The derivative liabilities are interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of March 31, 2009.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$24	2011	3.65%	1.86%

$12	2011	2.635%	0.91%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction. These interest rate swap agreements were not in place during the three months ended March 31, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for the Company’s financial assets and liabilities effective January 1, 2008. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS No. 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $96.0 and $81.9 at March 31, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk. The Company recorded the mark-to-market value of the interest rate swap contracts of $1.6 in other long-term liabilities in each of the consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. The Company used third parties to value each of the interest rate swap agreements at March 31, 2009 and December 31, 2008, as well as its own market analysis to determine fair value. The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable, trade accounts payable and note payable.  The Company believes the carrying amounts in the financial statements approximate the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

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

401(k) and Other Post-Retirement Benefits

The Company has a Profit Sharing and 401(k) Plan (the “Plan”) for its employees in the U.S., which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of the Internal Revenue Code and permits the employer to provide discretionary contributions.  All full-time U.S. employees are eligible to participate in the Plan at the beginning of the month following three months of service.  Eligible employees may make contributions subject to the limitations defined by the Internal Revenue Code.  The Company matches 50% of a U.S. employee’s contributions, up to the amount set forth in the Plan.  Matched amounts vest based upon an employee’s length of service.  The Company’s subsidiaries in the U.K. have a plan under which contributions are made at two levels.  When a U.K. employee contributes 3% or more but less than 5% of their salary to the plan, the Company’s contribution is fixed at 5% of the salary.  When a U.K. employee contributes 5% or more of their salary to the plan, the Company’s contribution is fixed at 8% of the salary (regardless of the percentage of the contribution in excess of 5%).

The Company contributed $0.5 for each of the three months ended March 31, 2009 and 2008, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2008 to conform to the classifications used for the three months ended March 31, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), to replace SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-05”).  EITF No. 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of EITF No. 07-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

 In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”).  EITF No. 08-3 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of EITF No. 08-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”).  EITF No. 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of EITF No. 03-6-1.  The adoption of EITF No. 03-6-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a $60 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24, which was advanced at closing and up to $18 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.49688% at March 31, 2009).  Additionally, the Company is required to maintain an unrestricted cash balance at all times of at least $20.  On February 29, 2008, the Company received proceeds of $24, before the deduction of debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90 effective October 1, 2008.  In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  The availability under the Revolver increased to $27 and the Term Loan availability increased to $63, $27 of which was the increased amount of the Delayed Draw Term Loan.  The additional amount of the Term Loan of $12 was advanced on October 1, 2008.

The Term Loan provides for monthly payments of interest. The Term Loan also provides for quarterly installments of principal of $1.08 beginning June 30, 2009, increasing to $1.44 on June 30, 2012 with the balance of $18.72, plus accrued unpaid interest, due on February 28, 2013.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 Term Loan outstanding for three years at 3.65%, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008 upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On November 14, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the additional $12 under the Term Loan borrowed on October 1, 2008 for three years at 2.635% per annum, plus the applicable margin of 3.00%.

The outstanding amounts of $36.0 under the Term Loan of the Secured Credit Facility at March 31, 2009 are scheduled to be repaid in each annual period as follows:

12 Months Ended March 31,	Amount
2010	$4.3
2011	4.3
2012	4.3
2013	23.1
36.0
Less: current portion of note payable	(4.3)
$31.7

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2009, was renewed to May 1, 2010.

The Company’s Secured Credit Facility contains certain financial and non-financial covenants (“Debt Covenants”).  The Company was in compliance with all of its Debt Covenants as of March 31, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 4:  INCOME TAXES

The (benefit from) provision for the income taxes is comprised of the following:

	Three Months Ended March 31,
	2009	2008
Current	$(5.1)	$0.6
Deferred	—	—
Total income tax (benefit) provision	$(5.1)	$0.6

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company recorded a benefit from income taxes of $5.1 for the three months ended March 31, 2009, compared to a provision for income taxes of $0.6 for the three months ended March 31, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of a provision for alternative minimum taxes for 2007 and 2008.  Additionally, at March 31, 2009, the Company provided for certain capital-based state taxes, which partially reduced the benefit from income taxes.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At March 31, 2009 and December 31, 2008, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

The Company established a valuation allowance related to deferred tax assets based on current years’ results of operations and anticipated profit levels in future periods, since it is more likely than not that its deferred tax assets will not be realized in the future.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”).  This income was not taxable for U.S. income tax purposes because the CODI resulted from the Company’s reorganization under the Bankruptcy Code.  However, for U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses, (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt.  The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s NOLs, capital losses, and tax credit carryforwards, remaining after applying these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation.

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

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2001 to 2008.  The statute of limitations for these years will begin to expire in 2011.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 11,461,142 and 10,722,975 for the three months ended March 31, 2009 and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,306,856 and 12,238,498 for the three months ended March 31, 2009 and 2008, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended March 31, 2009, potentially dilutive securities to acquire 49,175 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.  For the three months ended March 31, 2008, potentially dilutive securities to acquire 7,450 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.

NOTE 6:   STOCK-BASED COMPENSATION

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  750,000 shares of Company common stock may be issued pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments. As of March 31, 2009, 389,100 common shares were reserved pursuant to outstanding options to purchase shares of common stock and outstanding restricted stock units, and 360,900 common shares were reserved for future grants.

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Stock Incentive Plan, reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Stock Incentive Plan became effective on September 8, 2003.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At March 31, 2009, 450,966 common shares had been issued pursuant to vested restricted stock units (includes shares of common stock repurchased to fund estimated income tax liabilities and, in certain cases, minimum withholding obligations), 465,451 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 133,750 common shares were reserved pursuant to outstanding restricted stock units (of which 96,500 were vested) and reserves for 14,789 common shares were cancelled.

Stock Options

The Company did not award any stock options during the three months ended March 31, 2009 and 2008.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.1 and $0.9 for the three months ended March 31, 2009 and 2008, respectively.  The non-cash stock-based compensation expense for the three months ended March 31, 2008 included $0.7 incurred with respect to the modification of certain options to purchase common stock (see Note 9, “Employment Contract Termination”).

Restricted Stock Units

The Company did not award any restricted stock units during the three months ended March 31, 2009 and 2008. The Company recognized non-cash stock-based compensation expense related to restricted stock units of $2.8 and $3.3 for the three months ended March 31, 2009 and 2008, respectively.  Included in the expense for the three months ended March 31, 2008 is a charge of $0.1 with respect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements, as provided by SFAS No. 123(R).  There was no such amount incurred in the three months ended March 31, 2009.

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial. Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 and $8.5 was paid in 2007 and 2008, respectively, and $1.2 was included in accrued expenses at December 31, 2008.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had $1.0 included in accrued expenses at March 31, 2009.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal.  Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC.  In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal.  In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.5, for the three months ended March 31, 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008, was recorded as contract termination revenue in the year ended December 31, 2008.

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

NOTE 8:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended March 31, 2009 and 2008.  No amounts were outstanding at each of March 31, 2009 and December 31, 2008.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

NOTE 9:   EMPLOYMENT CONTRACT TERMINATION

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated.  Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months or such shorter period if he receives comparable benefits from another employer, and executed and delivered a consulting agreement with Mr. Doris.  Pursuant to the consulting agreement, in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) $0.3 (his annual salary prorated per week for nine months); and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris (including the value of restricted stock units that vested in accordance with their terms) was $1.6, of which $1.2 was recognized in selling, general and administrative expenses in the three months ended March 31, 2008.  Additionally, the Company recorded additional non-cash stock-based compensation expense of $0.7 relating to the modification of his options to purchase common shares in connection with the modification and termination of Mr. Doris’ employment agreement.

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended March 31,
	2009	2008
Revenue
United States	$78.6	$63.2
United Kingdom	7.6	8.8
Eliminations	(0.8)	(1.1)
Consolidated Worldwide	$85.4	$70.9

	As of
	March 31, 2009	December 31, 2008
Long-lived assets
United States	$386.4	$374.5
United Kingdom	25.1	23.8
Other	0.1	0.1
Consolidated Worldwide	$411.6	$398.4

NOTE 11: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three Months Ended March 31,
	2009	2008
Gain on settlement or reversal of liabilities	$0.7	$—
(Loss) gain on foreign currency	(0.6)	0.1
(Loss) gain on disposition of property and equipment	(0.2)	1.4
Total	$(0.1)	$1.5

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 12: COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Company maintains employment agreements with its key executives.  The agreements include, among other things, certain changes in control and severance provisions.

Internal Revenue Service

In September 2008, the Company was notified by the Internal Revenue Service (the “IRS”) that it was reclassifying certain individuals, classified by the Company as independent contractors, to employees and, accordingly, assessing certain payroll taxes and penalties totaling $0.3.  The Company disputed this position citing relief provided by IRC Section 530 and IRC Section 3509.  On January 13, 2009, the IRS made a settlement offer to the Company, which the Company executed on March 10, 2009 and returned to the IRS.  The Company is still waiting to receive the countersigned agreement.  Under the terms of the proposed settlement agreement, the Company agreed to pay $0.015 to the IRS to fully discharge any federal employment tax liability it may owe for 2005.  The IRS agreed not to dispute the classification of “such workers” for federal employment tax purposes for any period from January 1, 2005 to March 31, 2009.  Beginning April 1, 2009, the Company agreed to treat “Consultants,” as described in the settlement agreement, who perform equivalent duties as employees of the Company as employees.  Finally, the Company agreed to extend the statute of limitations with respect to federal employment tax payments for the period covered by the settlement agreement (January 1, 2005 to March 31, 2009) to April 1, 2012.

New York City Franchise Agreement

As a result of certain ongoing litigation with a third party, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) has informed the Company that they have temporarily suspended any discussions regarding renewals of telecommunications franchises in the City of New York.  As a result, it is the Company’s understanding that DOITT has not renewed any recently expired franchise agreement, including the Company’s franchise agreement, which expired on December 20, 2008.  Prior to the expiration of the Company’s franchise agreement, the Company sought out and received written confirmation from DOITT that the Company’s franchise agreement provides a basis for the Company to continue to operate in the City of New York pending conclusion of renewal discussions.  The Company intends to continue to operate under its expired franchise agreement pending any renewal.  The Company believes that a number of other operators in the City of New York are operating on a similar basis.  Based on the Company’s discussions with DOITT and the written confirmation that the Company has received, the Company does not believe that DOITT intends to take any adverse actions with respect to the operation of any telecommunications providers as the result of their expired franchise agreements and, that if it attempted to do so, it would face a number of legal obstacles.  Nevertheless, any attempt by DOITT to limit the Company’s operations as the result of its expired franchise agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 13: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to distributions to the preferred members of their original investment plus a preferred return and the Company’s interest does not provide any level of control.  Based upon amounts contributed through March 31, 2009 and additional amounts committed by the preferred members, the Company’s nominal ownership interest will be approximately 15.4% of equity.  MediaX is a start-up company with no operating history.  These factors indicated that the fair value of the Company’s investment in MediaX is not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $0.4 in the three months ended March 31, 2009, which represents the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  The Company did not contribute services to MediaX in the three months ended March 31, 2008.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.1 and $0.2 during the three months ended March 31, 2009 and 2008, respectively.

NOTE 14:   SUBSEQUENT EVENTS

In May 2009, the Company and the landlord at its executive offices at 360 Hamilton Avenue, White Plains, New York, modified and extended the term of the lease effective May 1, 2009 (the “Lease Effective Date”), pursuant to the Fourth Lease Modification, Extension and Rental Reset Agreement (the “Lease Modification”).  Under the terms of the Lease Modification, the lease, which was originally scheduled to expire on May 31, 2010, was extended for an additional term of 10 years to May 31, 2020.  The Lease Modification provides for Fixed Annual Rent, as defined, totaling $11.9 from the Lease Effective Date through the extended lease term.  In addition, subject to certain provisions and provided that there has not been any event of default, the Company shall receive an abatement of $1.1, which shall be applied in 13 equal monthly installments.  The Company also agreed to increase the security deposit by $0.24 to $0.37, which will be reduced to $0.13 on the second anniversary of the Lease Effective Date, provided that there has not been any event of default at any time through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Business

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (IP) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery, and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate.  In addition, we also provide dark fiber services to selected customers.

Metro networks.  We are a facilities-based provider that operates fiber-optic networks in 15 major markets in the U.S. and one in the U.K. (London).  We refer to these networks as our metro networks.  These metro networks have significant reach and breadth.  They consist of over 1.9 million fiber miles across over 5,000 cable route miles in the U.S. and in London.  In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles.

Long haul network.  Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning over 11,000 cable route miles that connects each of our 15 U.S. metro networks.  We run advanced dense wavelength-division multiplexing (“DWDM”) equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We are also members of the Japan-US Cable Network (JUS) and Trans-Atlantic undersea telecommunications consortia (TAT-14) that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively.  We refer to this network as our long haul network.

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

Business Strategy

Our primary strategy is to become the preferred provider of high-bandwidth connectivity solutions in our target markets.  Specifically, we are focused on the sale of high-bandwidth transport solutions to enterprise customers.  The following are the key elements of our strategy:

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

•	Use our metro fiber assets to drive the adoption of leading edge inter-city wide area network (WAN) services such as IP VPN services and long haul connectivity solutions.
•	Intensify our focus on sales to media companies with high-bandwidth requirements.
•	Fulfill the needs of customers that are required to comply with financial and other regulations related to data availability, disaster recovery and business continuity.
•
Target Internet connectivity customers that can leverage the scalability and flexibility of fiber access to their premises to drive their electronic commerce and other high-bandwidth applications, such as social networking, gaming and digital media transmission.

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

Our Networks and Technology

Metro Networks

The foundation of our business is our metro fiber optic networks in the following domestic metropolitan areas and London in the U.K.

•	Boston
•	New York City metro
•	Philadelphia
•	Baltimore
•	Washington, D.C./Northern Virginia corridor
•	Atlanta
•	Houston
•	Dallas
•	Austin
•	Phoenix
•	Los Angeles
•	San Francisco Bay area
•	Portland
•	Seattle
•	Chicago

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 1.9 million fiber miles and over 5,000 cable route miles.  The network footprint typically allows us to serve central offices, carrier hotels, network points-of-presence (“POPs”), data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

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

•
Extensive Reach – Our metro markets typically have significant footprints and cover a wide geography.  For example, the New York market includes a significant Manhattan presence and extends from Stamford, Connecticut in the north through Delaware in the south, covering a large part of New Jersey.  Similarly, the San Francisco market extends through to San Jose and the Dallas network incorporates the Fort Worth area.

On-Net Buildings

Our metro networks connect to over 1,800 buildings through our lateral cables, which cover over 1,000 route miles and over 100,000 fiber miles (which are part of the 1.9 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 1,300 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission critical for our customers.

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

•	Central Offices and Data Centers - Our network connects to buildings in which over 200 central offices and over 300 data centers operate.

•
Additional Buildings - In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our metro networks that spans over 11,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, our long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This next generation network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.

In addition to our U.S. based facilities, we are a member of the TAT-14 consortium, which provides us with undersea capacity between the U.S. and Europe.  We are also currently a member of the JUS consortium which provides us with undersea capacity between the U.S. and Japan.  We use leased circuit capacity in continental Europe to provide connectivity among our key IP presence locations.  We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS. In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system.  Together, these networks provide us high-bandwidth capability among our metro networks and certain key markets in Europe and Japan.

IP Network

We operate a global Tier 1 IP network with connectivity in the U.S., Europe and Japan.  In the U.S., most of our 15 metro networks have multiple IP hubs where we can provide Internet connectivity.  We peer and provide connectivity in high-bandwidth data centers and Internet exchange locations, including many of those operated by the major providers, such as Equinix and Switch & Data.  We have extended our ability to provide IP connectivity through our metro networks by using our fiber to bring our services to a wider set of customers.  In addition to the U.S., the IP network has a presence in each of London, Amsterdam, Tokyo, Paris and Frankfurt, including the major exchanges in these markets such as LINX, AMS-IX, and JPIX.

The core portion of our IP backbone network is based on multiple 10 Gbps long haul links and utilizes advanced Juniper and Cisco routers and switches to direct traffic to appropriate destinations.  Our IP core infrastructure is based on next generation equipment that supports advanced IP services such as VPNs and is optimized to support high-bandwidth customers.

As a Tier 1 IP network provider, we have peering arrangements with most other providers which allow us to exchange traffic with these other IP networks.  We have devoted a substantial amount of time and resources to building our substantial peering infrastructure and relationships.  We believe that this extensive peering fabric, combined with our advanced network, results in a positive customer experience.

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

Services

 Initially, our primary business was to lease dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that wanted to operate their own networks, often under long term agreements.  Since 2003, we have shifted the focus of our business by leveraging our extensive fiber footprint and deploying capital to extend our fiber footprint to customers with high-bandwidth requirements within and between our metro markets.  This transformation has allowed us to serve a much larger marketplace with differentiated services principally provided over our dedicated fiber.

In late 2008, we modified our service groupings and related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for 2007 and 2006 for comparative purposes and trend analysis.  However, our revenue for 2007 compared to 2006 included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflects the original service groupings as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  These groupings consisted of: fiber services, metro transport services, IP services, and long haul services.  Our data centers, which represented a fifth service, were sold in 2006.

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

Metro Services

We offer a number of high-bandwidth metro service offerings in our active metro markets ranging from 100 Mbps to 10 Gbps connectivity.  These services range from simple point-to-point ethernet connectivity to complex multi-node wavelength-division multiplexing (“WDM”) solutions.  Our metro services have a number of important features that differentiate us from many of our competitors:

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

In the past several years, we have expanded our metro services capability beyond customers with very high-bandwidth (multiple wave) requirements by offering a number of wave and ethernet products aimed to serve more moderate bandwidth/circuit requirements.  These offerings include Basic and Enhanced Wave services, which are based on dedicated, private fiber and equipment infrastructure from end-to-end and provide a solution for customers looking for a WDM-based service between two metro locations.  The Basic Wave offering provides our lowest cost wave service, while our Enhanced Wave service has a slightly higher initial cost, but provides the customer substantial ability to expand its service capabilities.

We also offer a full range of Metro Ethernet services including point-to-point and multi-point service configurations at 100 mbps, 1,000 mbps and 10,000 mbps speeds.  We offer three different classes of our Metro Ethernet services with three different price points (higher, middle and lower) based upon level of service: (1) Private Metro Ethernet which utilizes customer dedicated equipment and fiber to deliver a completely private service with all of the associated operational, performance and security benefits; (2) Dedicated Metro Ethernet which utilizes shared equipment with reserved/guaranteed capacity, delivered to the customer location through dedicated fiber; and (3) Standard Metro Ethernet which utilizes shared equipment on a shared capacity basis, delivered to the customer location through dedicated fiber.

WAN Services

We offer a number of wave, ethernet and IP-based services within our WAN Services offering.  Most of these services provide connectivity solutions between our metro markets and target high-bandwidth customers requiring transmission speeds of at least 100 mbps.  In addition, we provide high-speed Internet connectivity to our customers including high-end enterprise, web-centric and carrier/cable companies.  Each of our WAN services is differentiated by our significant metro fiber resources that allow us to extend the capability of our core networks to the customer in a secure and cost-effective manner.

Our long haul services provide inter-city connectivity between our 15 U.S. metro markets at a variety of speeds ranging from 1 Gbps to 10 Gbps.  We have deployed a next generation ultra long haul network that takes advantage of significant capacity and distance improvements available in next generation networks.  As a result, our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

The attractiveness of our long haul services to our customers is further enhanced by our ability to extend the service from our long haul POP to the customer’s premises through our metro networks, thereby providing an end-to-end solution.  This flexibility and reach enables us to provide our long haul services on a differentiated basis.

We operate a Tier 1 IP network that provides high quality Internet connectivity for enterprise, web-centric, Internet and cable companies.  We offer connectivity to the Internet at 100 Mbps, 1 Gbps and 10 Gbps port levels in most of our active metro markets in the U.S. and in London, Paris and Frankfurt.  In addition, we offer IP connectivity in Amsterdam through resale partners.  We believe our extensive number of peering partners, global reach and uncongested network approach result in a positive experience for our customers.  In addition to selling IP connectivity at data centers and other major IP exchanges, we offer our Metro IP service where we combine our metro fiber reach to deliver Internet connectivity to customer premises.  This service offering extends our significant IP capability, without the dilutive impact of traditional, shared access methods, to the customer location over dedicated fiber that will support full port speeds.

We also offer a suite of advanced ethernet and IP VPN services that provide connectivity between multiple locations in different cities for our customers.  These services provide flexibility such as the ability to prioritize different traffic streams and the ability to converge multiple services across the same infrastructure.  These advanced VPN services, which include virtual private LAN services, offer point-to-point and multipoint connectivity solutions based on Multiprotocol Label Switching technologies with the same high-bandwidth scalability that our IP connectivity service allows.  Unlike most of our competitors, these services can be extended from our POPs to customer locations within one of our metro markets through dedicated fiber, thereby avoiding transitions through shared or legacy networks that can reduce performance quality.

Sales and Marketing

Our sales force is based across most of our current 15 U.S. metro markets and London.  Our U.S. sales force is comprised of over 60 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements.  This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three months ended March 31, 2009 and 2008, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 618 as of March 31, 2009, 539 of which were employed in the U.S., 77 in the U.K., one in the Netherlands and one in Japan.

In late 2008, we modified our service groupings and the related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for the three months ended March 31, 2008 for comparative purposes and trend analysis.

2009 Highlights

Our consolidated revenue increased by $14.5 million, or 20.5%, from $70.9 million to $85.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due principally to a $7.0 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $1.9 million and $5.2 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

For the three months ended March 31, 2009, we generated operating income of $23.4 million, compared to operating income of $2.7 million for the three months ended March 31, 2008 and net income of $27.4 million for the three months ended March 31, 2009, compared to $3.4 million for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we recorded a federal income tax benefit, net of a provision for alternative minimum taxes and certain capital-based state taxes, of $5.1 million representing income taxes either provided for or paid with respect to the years ended December 31, 2007 and 2008.  This benefit was recorded based upon the expected tax benefit to be realized with respect to tax depreciation in 2009 that was limited in previous years.  At March 31, 2009, we had $101.3 million of unrestricted cash, compared to $87.1 million of unrestricted cash at December 31, 2008, an increase in liquidity of $14.2 million.  We are required to maintain an unrestricted cash balance of at least $20 million at all times in accordance with the Secured Credit Facility.  The increase in cash at March 31, 2009 was primarily attributable to cash generated by operating activities of $35.8 million, partially offset by cash used to purchase property and equipment of $21.2 million.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the three months ended March 31, 2009, our cash flow generated by operating activities increased compared to the three months ended March 31, 2008, as a result of the improvement in operating results.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through June 30, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Our revenue increased in 2009 compared to 2008.  Our costs during this period grew at a slower rate than our revenue, which resulted in an improvement in our operating income.  Our operating results for 2008 were impacted by the charges taken with respect to Mr. Doris’ severance ($0.7 million), the acceleration of the vesting of Mr. Doris’ restricted stock units ($0.5 million) and the modification of his stock option agreement ($0.7 million), which were included in selling, general and administrative expenses during the month ended March 31, 2008.  Additionally, during the three months ended March 31, 2009, we settled a software maintenance obligation in connection with the abandonment of our planned implementation of our information technology platform of $0.2 million, which was recorded as a reduction in selling, general and administrative expenses.  Furthermore, consolidated professional and consulting fees were $1.8 million during the three months ended March 31, 2009, compared to $3.6 million during the three months ended March 31, 2008.

2009 Outlook

Our 2009 outlook is tempered by the overall negative economic trends and the weakness in the financial services industry, in which we provide services to a significant number of customers.  We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base for the first half of 2009.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  However, we cannot predict the impact customer terminations or reductions in orders will have on our financial performance for the remainder of 2009 and thereafter.

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide.  We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers.  Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages (which decline over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return, and which are reported as contract termination revenue.  We also derive a portion of our revenues from annual and month-to-month contracts.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information.  The following is a discussion of the items within our consolidated financial statements that involve significant judgments, assumptions, uncertainties and estimates.  The estimates involved in these areas are considered critical because they require high levels of subjectivity and judgment to account for highly uncertain matters, and if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material.  These estimates, among other things, were discussed by management with our audit committee.  For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three months ended March 31, 2009 and 2008, we included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $1.9 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts

During each reporting period, we must make estimates for potential losses resulting from the inability of our customers to make required payments.  We analyze our reserve requirements using several factors, including the length of time a particular customer’s receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate and current industry trends.  A specific reserve requirement review is performed on customer accounts with larger balances.  A reserve analysis is also performed on accounts not subject to specific review utilizing the factors previously mentioned.  Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and competitive local exchange carriers, also known as CLECs, the collectability of receivables and credit worthiness of customers may become more difficult and unpredictable.  Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables.  Revenue previously unrecognized, which is recovered through litigation, negotiations, settlements and judgments, is recognized as contract termination revenue in the period collected.  The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimations and assumptions.

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build-outs.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.7 million for each of the three months ended March 31, 2009 and 2008.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Storage huts	20 years

Network infrastructure assets	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  We capitalized relocation costs amounting to $0.7 million for each of the three months ended March 31, 2009 and 2008, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 million and $0.2 million ($0.07 million and $0.1 million on a net book value basis) for the three months ended March 31, 2009 and 2008, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” we will capitalize interest on certain construction projects.  No such amounts were capitalized for the three months ended March 31, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.   There were no provisions for impairment recorded in the three months ended March 31, 2009 and 2008.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $6.9 million and $7.1 million at March 31, 2009 and December 31, 2008, respectively, of which $3.7 million and $4.0 million, respectively, were included in “Accrued expenses,” and $3.2 million and $3.1 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.1 million for each of the three months ended March 31, 2009 and 2008.

Derivative Financial Instruments

We utilize interest rate swaps, derivative financial instruments (“derivatives”), to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million portion of the Term Loan provided by SunTrust Bank.  See Note 3, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive income (loss).  Changes in the fair value of the derivatives reported in accumulated other comprehensive income (loss) will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive income (loss) each at March 31, 2009 and December 31, 2008 was $1.6 million for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive income (loss).

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under SFAS No. 133; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

We minimize our credit risk relating to counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.  We do not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS No. 133.  As of March 31, 2009 and December 31, 2008, our consolidated balance sheets included net interest rate swap derivative liabilities of $1.6 million each.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	March 31, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.6	$1.6

Total derivatives designated as hedging instruments	$1.6	$1.6

(*)	The derivative liabilities are interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of March 31, 2009.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$24	2011	3.65%	1.86%

$12	2011	2.635%	0.91%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.  These interest rate swap agreements were not in place during the three months ended March 31, 2008.

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

Our investment in overnight money market institutional funds, which amounted to $96.0 million and $81.9 million at March 31, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $1.6 million in other long-term liabilities in each of the consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.  We used third parties to value each of the interest rate swap agreements at March 31, 2009 and December 31, 2008, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

Our consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable, trade accounts payable and note payable.  We believe the carrying amounts in the financial statements approximate the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

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

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income (loss).  Our foreign exchange transaction gains (losses) are generally included in “other (expense) income, net” in the consolidated statements of operations.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2009 and 2008.

Deferred Taxes

Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as by special and non-recurring items.  Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax on income and deductions.  Actual realization of deferred tax assets and liabilities may materially differ from these estimates as a result of changes in tax laws, as well as, unanticipated future transactions impacting related income tax balances.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occurred.  As we had recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.  There were no options to purchase shares of common stock granted during the three months ended March 31, 2009 and 2008.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended March 31,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$85.4	$70.9	$14.5	20.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	29.4	30.8	(1.4)	(4.5)%
Selling, general and administrative expenses	20.7	24.8	(4.1)	(16.5)%
Depreciation and amortization	11.9	12.6	(0.7)	(5.6)%
Operating income	23.4	2.7	20.7	NM
Other income (expense):
Interest income	0.2	0.5	(0.3)	(60.0)%
Interest expense	(1.2)	(0.7)	0.5	71.4%
Other (expense) income, net	(0.1)	1.5	(1.6)	(106.7)%
Income before income taxes	22.3	4.0	18.3	NM
(Benefit from) provision for income taxes	(5.1)	0.6	(5.7)	NM
Net income	$27.4	$3.4	$24.0	NM

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue was $85.4 million for the three months ended March 31, 2009, compared to $70.9 million for the three months ended March 31, 2008, an increase of $14.5 million, or 20.5%.  Revenue from our U.S. operations increased by $15.4 million, or 24.4%, from $63.1 million for the three months ended March 31, 2008 to $78.5 million for the three months ended March 31, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of our services is attributable principally to installations in excess of contract terminations and any price degradations.  U.S. revenue from metro services increased by $7.0 million, or 48.6%, from $14.4 million for the three months ended March 31, 2008 to $21.4 million for the three months ended March 31, 2009, revenue from fiber infrastructure services increased by $1.9 million, or 5.2%, from $36.4 million for the three months ended March 31, 2008 to $38.3 million for the three months ended March 31, 2009 and revenue from WAN services increased by $5.2 million, or 48.1%, from $10.8 million for the three months ended March 31, 2008 to $16.0 million for the three months ended March 31, 2009.  Revenue from our foreign operations, primarily in the U.K., decreased by $0.9 million, or 11.5%, from $7.8 million for the three months ended March 31, 2008 to $6.9 million for the three months ended March 31, 2009.  The primary reason for this decrease was the strengthening of the U.S. dollar against the British pound during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Accordingly, the translation rate decreased 27.3% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Costs of revenue.  Consolidated costs of revenue for the three months ended March 31, 2009 was $29.4 million, compared to $30.8 million for the three months ended March 31, 2008, a decrease of $1.4 million, or 4.5%.  Consolidated costs of revenue as a percentage of revenue was 34.4% for the three months ended March 31, 2009, compared to 43.4% for the three months ended March 31, 2008, resulting in consolidated gross profit margin of 65.6% and 56.6% for the three months ended March 31, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $27.2 million and $28.5 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $1.3 million, or 4.6%.  The decrease in the domestic costs of revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable principally to (i) a decrease of $1.8 million in long haul expenses including $1.0 million incurred in 2008 with respect to temporarily needed leased capacity; (ii) a decrease of $0.3 million for expenses associated with third party circuits; and (iii) a decrease of $0.3 million for repairs and maintenance charges for our cable and transmission equipment.  These decreases were partially offset by (i) an increase of $1.0 million in payroll related expenses, primarily related to the increase in headcount in our operations’ technical services and systems engineering groups; and (ii) an increase of $0.9 million in co-location expenses, to support our IP network services and increase our presence in third party data centers.  The costs of revenue for our foreign operations was $2.2 million for the three months ended March 31, 2009, compared to $2.3 million for the three months ended March 31, 2008, a decrease of $0.1 million, or 4.3%.  Increases in right-of-way, leased fiber costs and repairs and maintenance charges were offset by the strengthening of the U.S. dollar against the British pound decreasing comparative translation rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended March 31, 2009 was $20.7 million, compared to $24.8 million for the three months ended March 31, 2008, a decrease of $4.1 million, or 16.5%.  SG&A as a percentage of revenue was 24.2% for the three months ended March 31, 2009, compared to 35.0% for the three months ended March 31, 2008.  In the U.S., SG&A was $18.4 million for the three months ended March 31, 2009, compared to $22.0 million for the three months ended March 31, 2009, a decrease of $3.6 million, or 16.4%.  SG&A for our U.S. operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased primarily due to the decrease of $1.6 million in non-cash stock-based compensation expense from $4.2 million in the three months ended March 31, 2008 to $2.6 million in the three months ended March 31, 2009.  The primary reasons for this decrease were (i) the non-cash compensation expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract; and (ii) the non-cash compensation expense of $0.7 associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination, both of which were incurred during the three months ended March 31, 2008.  Additionally, professional fees decreased by $1.5 million due to the normalization of our financial reporting.  Payroll and payroll-related expenses also decreased by $0.1 million from $10.1 million for the three months ended March 31, 2008 to $10.0 million for the three months ended March 31, 2009 primarily due to a decrease in severance expense of $0.7 million, which was offset by an increase in the bonus accrual of $0.6 million.  See Note 9, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract. These decreases were partially offset by an increase in transaction-based taxes of $0.2 million.  SG&A from our foreign operations was $2.3 million for the three months ended March 31, 2009, compared to $2.8 million for the three months ended March 31, 2008, a decrease of $0.5 million, or 17.9%.  The primary reason for this decrease was the strengthening of the U.S. dollar against the British pound during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Depreciation and amortization.  Consolidated depreciation and amortization was $11.9 million for the three months ended March 31, 2009, compared to $12.6 million for the three months ended March 31, 2008, a decrease of $0.7 million, or 5.6%.  Consolidated depreciation and amortization as a percentage of revenue was 13.9% for the three months ended March 31, 2009, compared to 17.8% for the three months ended March 31, 2008.  Depreciation and amortization decreased as a result of the elimination of depreciation expense associated with property and equipment that became fully depreciated since March 31, 2008.  This decrease was partially offset by the additions to property and equipment for the three months ended March 31, 2009 and the full period effect of depreciation on property and equipment acquired after January 1, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.5 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009.  The decrease of $0.3 million, or 60.0%, was primarily due to the decrease in short-term interest rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $0.7 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009. This increase of $0.5 million, or 71.4%, was primarily due to interest expense incurred relating to the Secured Credit Facility, of which $36 million was outstanding under the Term Loan for the full three month period ended March 31, 2009 and $24 million was outstanding under the Term Loan for one month during the three month period ended March 31, 2008.

Other (expense) income, net.  Other (expense) income, net is composed primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective. Consolidated other (expense) income, net was a net expense of $0.1 million for the three months ended March 31, 2009, compared to other income, net of $1.5 million for the three months ended March 31, 2008, a decrease of $1.6 million.  In the U.S., other (expense) income, net was other income, net of $0.6 million for the three months ended March 31, 2009, compared to a net expense of $0.2 million for the three months ended March 31, 2008, an increase of $0.8 million.  For our foreign operations, other (expense) income, net was a net expense of $0.7 million for the three months ended March 31, 2009, compared to other income, net of $1.7 million for the three months ended March 31, 2008, a decrease of $2.4 million.  For the three months ended March 31, 2009, consolidated other (expense) income, net was comprised of a net loss on foreign currency of $0.6 million and a net loss on the sale or disposition of property and equipment of $0.2 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.7 million.  For the three months ended March 31, 2008, consolidated other income, net was comprised of a net gain on the sale of certain network assets in the U.K. of $1.4 million and a net gain on foreign currency of $0.1 million.

(Benefit from) provision for income taxes.  We recorded a benefit from income taxes of $5.1 million for the three months ended March 31, 2009, compared to a provision for income taxes of $0.6 million for the three months ended March 31, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of the provision for alternative minimum taxes through March 31, 2009.  Additionally, at March 31, 2009, we provided for certain capital-based state taxes, which partially reduced the benefit from income taxes.

Liquidity and Capital Resources

We had working capital of $36.1 million at March 31, 2009, compared to working capital of $11.8 million at December 31, 2008, an increase of $24.3 million.  This increase was primarily attributable to an increase in unrestricted cash of $14.2 million, an increase in prepaid costs and other current assets of $2.4 million, a decrease in accounts payable and accrued expenses of $5.2 million and $6.9 million, respectively, partially offset by an increase in the current portion of deferred revenue and the current portion of the note payable of $2.2 million and $1.1 million, respectively.  We are required to maintain an unrestricted cash balance of at least $20 million at all times in accordance with the Secured Credit Facility.  The increase in cash at March 31, 2009 was primarily attributable to cash generated by operating activities of $35.8 million including the collection of $12 million in connection with the delivery of services in the three months ended March 31, 2009, which will be recognized ratably as revenue over the related 60 month contract term, partially offset by the use of cash to purchase property and equipment of $21.2 million.

Net cash provided by operating activities was $35.8 million during the three months ended March 31, 2009, compared to $25.3 million during the three months ended March 31, 2008, an increase of $10.5 million.  Net cash provided by operating activities during the three months ended March 31, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $11.9 million and stock-based compensation expense of $2.9 million.  Net cash provided by operating activities during the three months ended March 31, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $12.6 million and stock-based compensation expense of $4.2 million.

Net cash used in investing activities during the three months ended March 31, 2009 was $21.2 million, compared to $26.6 million during the three months ended March 31, 2008, a decrease of $5.4 million.  Net cash used in investing activities during the three months ended March 31, 2009 was attributable to the purchases of property and equipment of $21.2 million.  Net cash used in investing activities during the three months ended March 31, 2008 was attributable to the purchases of property and equipment of $28.2 million, offset by the proceeds generated from sales of property and equipment of $1.6 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2009, which is comprised of the purchase of treasury stock of $0.1 million and the principal payment on our capital lease obligation of $0.2 million.  Net cash provided by financing activities was $21.7 million during the three months ended March 31, 2008, which is composed of the $22.3 million of net proceeds received from the funding of the $24 million Term Loan under the Secured Credit Facility, offset by the increase in restricted cash and cash equivalents of $0.3 million, the purchase of shares from employees in connection with the delivery of vested restricted stock units of $0.1 million and the principal payment on our capital lease obligation of $0.2 million.

During the three months ended March 31, 2009, we generated cash from operations that was sufficient to fund our operating expenses and expenditures for property and equipment of $21.2 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the $60 million Secured Credit Facility comprised of: (i) an $18 million Revolver; and (ii) a $42 million Term Loan (including an $18 million Delayed Draw Term Loan).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013) of the Secured Credit Facility.  The Secured Credit Facility is secured by substantially all of our domestic assets.  We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility.  Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties.  Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, require that we maintain a minimum of $20 million in cash deposits at all times, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio.  As of March 31, 2009, we had $36 million outstanding under the Secured Credit Facility.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008.  In connection with the joinder agreement, we paid a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees.  The availability under the Revolver increased to $27 million, and the Term Loan availability increased to $63 million, $27 million of which was the increased amount of the Delayed Draw Term Loan.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the Secured Credit Facility.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.49688% at March 31, 2009).

In May 2009, we entered into a modification and extension of our lease (the “Lease Modification”) of our executive office, which was originally scheduled to expire on May 31, 2010.  The Lease Modification provides for an additional term of 10 years and fixed annual rent totaling $11.9 million over the extended term, which may be reduced by a rent abatement of $1.1 million.

We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through June 30, 2010.

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

Segment Results

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$78.5	$63.1	$15.4	24.4%
Costs of revenue (excluding depreciation and amortization, shown separately below)	27.2	28.5	(1.3)	(4.6)%
Selling, general and administrative expenses	18.4	22.0	(3.6)	(16.4)%
Depreciation and amortization	10.5	11.0	(0.5)	(4.5)%
Operating income	22.4	1.6	20.8	NM
Other income (expense):
Interest income	0.2	0.5	(0.3)	(60.0)%
Interest expense	(1.2)	(0.7)	0.5	71.4%
Other income (expense), net	0.6	(0.2)	0.8	NM
Income before income taxes	22.0	1.2	20.8	NM
(Benefit from) provision for income taxes	(5.1)	0.6	(5.7)	NM
Net income	$27.1	$0.6	$26.5	NM

   United Kingdom and others:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$6.9	$7.8	$(0.9)	(11.5)%
Costs of revenue (excluding depreciation and amortization, shown separately below)	2.2	2.3	(0.1)	(4.3)%
Selling, general and administrative expenses	2.3	2.8	(0.5)	(17.9)%
Depreciation and amortization	1.4	1.6	(0.2)	(12.5)%
Operating income	1.0	1.1	(0.1)	(9.1)%
Other (expense) income:
Other (expense) income, net	(0.7)	1.7	(2.4)	(141.2)%
Income before income taxes	0.3	2.8	(2.5)	(89.3)%
Provision for income taxes	—	—	—	—
Net income	$0.3	$2.8	$(2.5)	(89.3)%

NM—not meaningful

The segment results for the three months ended March 31, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results expressed or implied by such forward-looking statements.  Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing.  Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the three months ended March 31, 2009, our foreign activities accounted for 8.1% of consolidated revenue.  Due to the strengthening of the U.S. dollar against the British pound, the translation rate for the three months ended March 31, 2009 decreased 27.3% compared to the translation rate used for the three months ended March 31, 2008.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy.  For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.36 million (1% x $36 million) based upon the amount of the related debt outstanding at February 28, 2009.  Effective August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $24 million borrowed under the Term Loan on February 29, 2008 for three years at 3.65% per annum, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008 upon the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.  On October 1, 2008, we borrowed an additional $12 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates.

As of March 31, 2009, we had $36 million outstanding under the Secured Credit Facility.  Additionally, we had a capital lease obligation outstanding, which carried a fixed rate of interest, and as a result, we were not exposed to related interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15.  Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

Remediation

Management is in the process of remediating the material weaknesses in its entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis.  During the year ended December 31, 2008 and through March 31, 2009, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  Management has also commenced re-engineering efforts and is re-organizing departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory.  Currently, the Company operates several disparate systems that produce financial information.  The Company is evaluating methods to integrate these systems or develop processes that better control information flow.  The intention of these efforts is to develop stronger financial, operating and entity level controls, which will eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Note 7, “Litigation,” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 5. OTHER INFORMATION

The Company adopted procedures by which stockholders may recommend nominees to the Company’s Board of Directors.  Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the board may do so by delivering a written recommendation to the Governance and Nominating Committee at the following address: AboveNet, Inc., c/o Secretary at 360 Hamilton Avenue, White Plains, NY 10601 at least 120 days prior to the anniversary date of the mailing of the Company’s proxy statement for the last annual meeting of stockholders.  Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year.  Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.  The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: May 11, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 11, 2009	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.