Form 10-Q
period 2009-06-30
ABOVENET INC
filed 2009-08-10
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 6, 2009, was 11,516,932.

Table of Contents

ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2009 (Unaudited) and December 31, 2008	1

	Consolidated Statements of Operations (Unaudited)
	Three and Six month periods ended June 30, 2009 and 2008	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Six month period ended June 30, 2009	3

	Consolidated Statements of Cash Flows (Unaudited)
	Six month periods ended June 30, 2009 and 2008	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and Six month periods ended June 30, 2009 and 2008	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	59

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 6.	Exhibits	61

Signatures		62

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$110.0	$87.1
Restricted cash and cash equivalents	3.7	3.5
Accounts receivable, net of allowances of $1.4 and $1.3 at June 30, 2009 and December 31, 2008, respectively	20.3	19.2
Prepaid costs and other current assets	11.2	9.8
Total current assets	145.2	119.6

Property and equipment, net of accumulated depreciation and amortization of $225.5 and $207.4 at June 30, 2009 and December 31, 2008, respectively	433.5	398.4
Other assets	7.0	5.9
Total assets	$585.7	$523.9

LIABILITIES:
Current liabilities:
Accounts payable	$8.9	$13.9
Accrued expenses	62.4	65.9
Deferred revenue - current portion	27.8	24.8
Note Payable - current portion	4.3	3.2
Total current liabilities	103.4	107.8

Note Payable	30.6	32.8
Deferred revenue	96.2	88.5
Other long-term liabilities	10.1	10.5
Total liabilities	240.3	239.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 11,742,714 issued and 11,483,440 outstanding at June 30, 2009, and 11,609,737 issued and 11,358,301 outstanding at December 31, 2008	0.1	0.1
Additional paid-in capital	288.7	280.0
Treasury stock at cost, 259,274 and 251,436 shares at June 30, 2009 and December 31, 2008, respectively	(16.6)	(16.3)
Accumulated other comprehensive loss	(8.6)	(9.3)
Retained earnings	81.8	29.8
Total shareholders’ equity	345.4	284.3
Total liabilities and shareholders’ equity	$585.7	$523.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$88.0	$77.1	$173.4	$148.0

Costs of revenue (excluding depreciation and amortization, shown separately below)	32.3	31.6	61.7	62.4
Selling, general and administrative expenses	20.1	21.1	40.8	45.9
Depreciation and amortization	12.3	12.2	24.2	24.8

Operating income	23.3	12.2	46.7	14.9

Other income (expense):
Interest income	0.1	0.4	0.3	0.9
Interest expense	(1.1)	(0.9)	(2.3)	(1.6)
Other income, net	2.5	—	2.4	1.5

Income before income taxes	24.8	11.7	47.1	15.7

Provision for (benefit from) income taxes	0.2	0.5	(4.9)	1.1

Net income	$24.6	$11.2	$52.0	$14.6

Income per share, basic:
Basic income per share	$2.14	$1.04	$4.53	$1.36

Weighted average number of common shares	11,513,149	10,741,312	11,487,289	10,732,144

Income per share, diluted:
Diluted income per share	$1.95	$0.92	$4.17	$1.20

Weighted average number of common shares	12,613,503	12,145,195	12,484,218	12,198,657

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2009	11,609,737	$0.1	251,436	$(16.3)	$280.0	$(9.3)	$29.8	$284.3
Issuance of common stock from exercise of warrants	6,811	—	—	—	0.1	—	—	0.1
Issuance of common stock from vested restricted stock	20,500	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	7,838	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Change in fair value of interest rate swap contract	—	—	—	—	—	0.2	—	0.2
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	5.8	—	—	5.8
Exercise of options to purchase shares of common stock	105,666	—	—	—	2.8	—	—	2.8
Net income	—	—	—	—	—	—	52.0	52.0
Balance at June 30, 2009	11,742,714	$0.1	259,274	$(16.6)	$288.7	$(8.6)	$81.8	$345.4

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$52.0	$14.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24.2	24.8
Provision for equipment impairment	0.5	—
Provision for bad debts	0.2	0.2
Non-cash stock-based compensation expense	5.8	7.9
Loss (gain) on sale or disposition of property and equipment, net	0.9	(1.2)
Changes in operating working capital:
Accounts receivable	(0.6)	(0.5)
Prepaid costs and other current assets	(1.2)	1.9
Accounts payable	(5.0)	2.4
Accrued expenses	(10.6)	(5.2)
Other assets	(1.1)	—
Deferred revenue and other long-term liabilities	9.4	8.6
Net cash provided by operating activities	74.5	53.5
Cash flows used in investing activities:
Proceeds from sales of property and equipment	—	1.6
Purchases of property and equipment	(53.5)	(54.0)
Net cash used in investing activities	(53.5)	(52.4)
Cash flows provided by financing activities:
Proceeds from exercise of options to purchase shares of common stock	2.8	—
Proceeds from exercise of warrants	0.1	0.1
Proceeds from note payable, net of financing costs	—	22.3
Change in restricted cash and cash equivalents	(0.2)	1.0
Principal payment - note payable	(1.1)	—
Principal payment - capital lease obligation	(0.2)	(0.2)
Purchase of treasury stock	(0.3)	(1.6)
Net cash provided by financing activities	1.1	21.6
Effect of exchange rates on cash	0.8	—
Net increase in cash and cash equivalents	22.9	22.7
Cash and cash equivalents, beginning of period	87.1	45.8
Cash and cash equivalents, end of period	$110.0	$68.5

Supplemental cash flow information:
Cash paid for interest	$1.3	$1.1
Cash paid for income taxes	$2.8	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$24.6	$11.2	$52.0	$14.6
Foreign currency translation adjustments	—	0.3	0.5	(0.1)
Change in fair value of interest rate swap contracts	0.2	—	0.2	—
Comprehensive income	$24.8	$11.5	$52.7	$14.5

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 8,750,000 shares of common stock, of which 8,749,138 were delivered and 862 were determined to be undeliverable and were cancelled, rights to purchase 1,669,210 shares of common stock at a price of $29.9543, under a rights offering, of which rights to purchase 1,668,992 shares have been exercised, five year stock purchase warrants to purchase 709,459 shares of common stock exercisable at a price of $20.00 per share, and seven year stock purchase warrants to purchase 834,658 shares of common stock exercisable at a price of $24.00 per share.  In addition, 1,064,956 shares of common stock were originally reserved for issuance under the Company’s 2003 Stock Incentive Plan. See Note 6, “Stock-Based Compensation.”

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three and six months ended June 30, 2009 and 2008, the Company included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $0.8 and $2.0 in the three months ended June 30, 2009 and 2008, respectively, and $2.7 and $2.3 in the six months ended June 30, 2009 and 2008, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three and six months ended June 30, 2009 and 2008.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build-outs.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.9 and $2.8 for the three months ended June 30, 2009 and 2008, respectively, and $5.6 and $5.5 for the six months ended June 30, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Network infrastructure assets	20 years

Storage huts	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  The Company capitalized relocation costs amounting to $1.0 and $0.8 for the three months ended June 30, 2009 and 2008, respectively, and $1.7 and $1.5 for the six months ended June 30, 2009 and 2008, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 and $0.2 ($0.07 and $0.14 on a net book value basis) for the three and six months ended June 30, 2009, respectively, and, which on an original cost basis, totaled $0.1 and $0.3 ($0.1 and $0.2 on a net book value basis) for the three and six months ended June 30, 2008, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” the Company will capitalize interest on certain construction projects.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and six months ended June 30, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  We provided an allowance for impairment of $0.5 in the six months ended June 30, 2009, which was recorded in the three months ended June 30, 2009.  There were no provisions for impairment recorded in the three and six months ended June 30, 2008.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.0 and $7.1 at June 30, 2009 and December 31, 2008, respectively, of which $3.8 and $4.0, respectively, were included in “Accrued expenses,” and $3.2 and $3.1, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.02 and $0.07 for the three months ended June 30, 2009 and 2008, respectively, and $0.10 and $0.14 for the six months ended June 30, 2009 and 2008, respectively.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and six months ended June 30, 2009 and 2008.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2009 and 2008.  The (benefit from) provision for income taxes is primarily due to current federal income taxes and state and local income taxes.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occur.  As the Company recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.  There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2009 and 2008.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Warrants

In connection with the Plan of Reorganization described in Note 2, “Basis of Presentation and Significant Accounting Policies,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 709,459 shares of common stock with an exercise price of $20.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 834,658 shares of common stock with an exercise price of $24.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received.  Stock warrants to purchase shares of common stock exercised during the three months ended June 30, 2009 and 2008 totaled 6,611 and 3,831, respectively, and during the six months ended June 30, 2009 and 2008 totaled 6,811 and 5,222, respectively.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  In total, five year warrants to purchase 159,263 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 389 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 106,716 shares were issued to the warrant holders, 52,547 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 25 shares of common stock were cancelled in accordance with instructions from warrant holders.  Finally, seven year warrants to purchase 13 shares of common stock were determined to be undeliverable and were cancelled.  At June 30, 2009, seven year warrants to purchase 785,117 shares of common stock were outstanding.

Derivative Financial Instruments

The Company utilizes interest rate swaps, derivative financial instruments (“derivatives”), to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 portion of the Term Loan (as such term is defined in Note 3, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 was $1.4 and $1.6, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS No. 133.  As of June 30, 2009 and December 31, 2008, the Company’s consolidated balance sheets included net interest rate swap derivative liabilities of $1.4 and $1.6, respectively.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	June 30, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.4	$1.6

Total derivatives designated as hedging instruments	$1.4	$1.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of June 30, 2009.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$24	2011	3.65%	1.46%

$12	2011	2.635%	0.71%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.  These interest rate swap agreements were not in place during the three and six months ended June 30, 2008.

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

The Company’s investment in overnight money market institutional funds, which amounted to $101.8 and $81.9 at June 30, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $1.4 and $1.6 in other long-term liabilities in the consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.  The Company used third parties to value each of the interest rate swap agreements at June 30, 2009 and December 31, 2008, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The Company contributed $0.4 for each of the three months ended June 30, 2009 and 2008 and contributed $0.9 for each of  the six months ended June 30, 2009 and 2008, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements at December 31, 2008 to conform to the classifications used at June 30, 2009.

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (“SAB No. 110”).  SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  No stock options were granted in the six months ended June 30, 2009.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”).   FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial results, financial position and financial statement disclosures.  FSP No. FAS 107-1 and APB 28-1 became effective for the Company for the three months ended June 30, 2009.  FSP No. FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165") effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (“SFAS No. 168”) to formally establish the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  All existing accounting standards documents are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company believes the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a $60 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation (the “Initial Lenders”).  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24, advanced at closing (net of related fees and certain debt acquisition costs) and up to $18, which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender (together with the Initial Lenders, the “Lenders”) and increased the amount of the Secured Credit Facility to $90 effective October 1, 2008.  The availability under the Revolver increased to $27 and the Term Loan availability increased to $63, $27 of which represented the Delayed Draw Term Loan.  The additional amount of the Term Loan of $12 was advanced on October 1, 2008.  Additionally, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The borrowings under the Secured Credit Facility mature on February 28, 2013. In connection with the closing of the Secured Credit Facility on February 29, 2008, the Company paid an upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.32% at June 30, 2009).  Additionally, the Company was originally required to maintain a minimum cash balance at all times of at least $20.

On June 29, 2009, the Company and the Lenders entered into an amendment to the Secured Credit Facility, which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and will reduce these commitments by $0.8 on each of June 30, 2009, September 30, 2009 and December 31, 2009 in the event that all or a portion of the Delayed Draw Term Loan commitments remain undrawn on any such date.  In addition, the obligation to commence making principal payments on any outstanding Delayed Draw Term Loan was extended to March 31, 2010 and the Company’s obligation to maintain a minimum balance of $20 in cash deposits at all times was eliminated.  The Company paid the Lenders a $0.1 amendment fee and paid the administrative agent a work fee.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Term Loan, which totaled $36 prior to the June 30, 2009 principal payment, provides for monthly payments of interest and quarterly installments of principal of $1.08, which began June 30, 2009, increasing to $1.44 on June 30, 2012 with the balance of $18.72, plus accrued unpaid interest, due on February 28, 2013.

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

The outstanding amounts of $34.9 under the Term Loan of the Secured Credit Facility at June 30, 2009 are scheduled to be repaid in each annual period as follows:

12 Months Ended June 30,	Amount
2010	$4.3
2011	4.3
2012	4.7
2013	21.6
34.9
Less: current portion of note payable	(4.3)
$30.6

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2009, was renewed to May 1, 2010.

The Company’s Secured Credit Facility contains certain financial and non-financial covenants (“Debt Covenants”).  The Company was in compliance with all of its Debt Covenants as of June 30, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 4:  INCOME TAXES

The (benefit from) provision for the income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$0.2	$0.5	$(4.9)	$1.1
Deferred	—	—	—	—
Total income tax provision	$0.2	$0.5	$(4.9)	$1.1

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company recorded a net benefit from income taxes of $4.9 for the six months ended June 30, 2009, compared to a provision for income taxes of $1.1 for the six months ended June 30, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of a provision for alternative minimum taxes for 2007 and 2008.  Additionally, at June 30, 2009, the Company provided for certain capital-based state taxes, which partially reduced the benefit from income taxes.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At June 30, 2009 and December 31, 2008, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 11,513,149 and 10,741,312 for the three months ended June 30, 2009 and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,613,503 and 12,145,195 for the three months ended June 30, 2009 and 2008, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended June 30, 2009, potentially dilutive securities to acquire 6,700 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.  For the three months ended June 30, 2008, potentially dilutive securities to acquire 7,250 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.  Total weighted average shares utilized in computing basic net income per common share were 11,487,289 and 10,732,144 for the six months ended June 30, 2009 and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 12,484,218 and 12,198,657 for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, potentially dilutive securities to acquire 26,325 and 7,250 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.

NOTE 6:   STOCK-BASED COMPENSATION

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  750,000 shares of Company common stock may be issued pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  As of June 30, 2009, 388,600 common shares were reserved pursuant to outstanding options to purchase shares of common stock and outstanding restricted stock units, and 361,400 common shares were reserved for future grants.

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan, described above, and the Company’s 2003 Stock Incentive Plan reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Stock Incentive Plan became effective on September 8, 2003.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 1,064,956 common shares to employees, directors and consultants who are selected to participate.  At June 30, 2009, 459,966 common shares had been issued pursuant to vested restricted stock units (including shares of common stock repurchased by the Company to fund estimated income tax liabilities and, in certain cases, minimum withholding obligations), 105,666 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 359,635 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 124,750 common shares were reserved pursuant to outstanding restricted stock units (of which 96,500 were vested) and reserves for 14,939 common shares were cancelled.

Stock Options

The Company did not award any stock options during the three and six months ended June 30, 2009 and 2008.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.3 for the three months ended June 30, 2008 and $0.1 and $1.2 for the six months ended June 30, 2009 and 2008, respectively.  The Company did not recognize any non-cash stock-based compensation expense for the three months ended June 30, 2009.  The non-cash stock-based compensation expense for the three and six months ended June 30, 2008 included $0.1 and $0.8 incurred with respect to the modification of certain options to purchase common stock (see Note 10, “Employment Contract Termination”).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

The Company did not award any restricted stock units during the three and six months ended June 30, 2009.  During the six months ended June 30, 2008, the Company awarded 9,000 restricted stock units, which vested on the first anniversary of the date of grant, all of which were granted in the three months ended June 30, 2008.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $2.9 and $3.4 for the three months ended June 30, 2009 and 2008, respectively, and $5.7 and $6.7 for the six months ended June 30, 2009 and 2008, respectively.  Included in the expense for the three and six months ended June 30, 2008 are charges of $0.8 and $0.9, respectively, with respect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements, as provided by SFAS No. 123(R).  There were no such amounts incurred in the three and six months ended June 30, 2009.

NOTE 7:   SHAREHOLDERS’ EQUITY

Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 (the “Amended and Restated Rights Agreement”).  See Note 16, “Subsequent Events - Rights Agreement,” for additional information on the Amended and Restated Rights Agreement.  The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006.

In connection with the Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”).  The dividend was paid on August 7, 2006 (the “Record Date”) to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $100.00 ($160.00 as provided in the Amended and Restated Rights Agreement) per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

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

The Rights are not exercisable until the Distribution Date.  The Rights, which were originally scheduled to expire on August 7, 2009, will expire on August 7, 2012, unless earlier redeemed or exchanged, subject to shareholder ratification by August 3, 2010.

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

On August 7, 2008, the Company entered into an amendment (the “Rights Agreement Amendment”) to its Rights Agreement.  The Rights Agreement Amendment was filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008.  Also on August 7, 2008, the Company entered into a standstill agreement with JGD Management Corp., York Capital Management, L.P. and certain of their affiliated funds holding Company securities that are parties thereto (collectively, the “York Group”).

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

Global Voice Networks Limited (“GVN”)

 AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages to settle the liability portion of the trial and reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 and $8.5 was paid in 2007 and 2008, respectively, and $1.2 was included in accrued expenses at December 31, 2008.  The obligation was denominated in British pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had $0.8 included in accrued expenses at June 30, 2009.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal.  Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC.  In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal.  In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.5 and $1.0 for the three and six months ended June 30, 2008, respectively.

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

NOTE 9:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended June 30, 2009 and 2008, and $0.2 for each of the six months ended June 30, 2009 and 2008.  No amounts were outstanding at each of June 30, 2009 and December 31, 2008.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

NOTE 10:   EMPLOYMENT CONTRACT TERMINATION

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated.  Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months or such shorter period if he receives comparable benefits from another employer, and executed and delivered a consulting agreement with Mr. Doris.  Pursuant to the consulting agreement, in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) $0.3 (his annual salary prorated per week for nine months); and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 10,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris (including the value of restricted stock units that vested in accordance with their terms) was $1.6, of which $1.2 was recognized in selling, general and administrative expenses in the three months ended March 31, 2008.  Additionally, in the three months ended March 31, 2008, the Company recorded additional non-cash stock-based compensation expense of $0.7 relating to the modification of his options to purchase common shares in connection with the modification and termination of Mr. Doris’ employment agreement.

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

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
United States	$80.4	$68.8	$159.0	$132.0
United Kingdom	8.5	9.3	16.1	18.1
Eliminations	(0.9)	(1.0)	(1.7)	(2.1)
Consolidated Worldwide	$88.0	$77.1	$173.4	$148.0

	As of
	June 30, 2009	December 31, 2008
Long-lived assets
United States	$404.4	$374.5
United Kingdom	29.0	23.8
Other	0.1	0.1
Consolidated Worldwide	$433.5	$398.4

NOTE 12: OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain on settlement or reversal of liabilities	$—	$0.1	$0.7	$0.1
Gain on foreign currency	3.2	—	2.6	0.1
(Loss) gain on disposition of property and equipment	(0.7)	(0.2)	(0.9)	1.2
Other	—	0.1	—	0.1
Total	$2.5	$—	$2.4	$1.5

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Value Added Tax

In March 2008, the Company, through ACUK, sold certain sub-duct to an unaffiliated third party for £0.75 British pounds ($1.5 based upon the translation rate at that time) along with certain duct that was subject to a security interest in favor of an unaffiliated third party for a nominal amount.  Her Majesty’s Revenue and Customs (“HMRC”) in the U.K. has raised an issue as to whether the sale of the duct is deemed an exempt supply, in which case the value added tax (“VAT”) that was recovered from HMRC at the time of construction, would become repayable.  The original construction for the four duct build-outs was approximately £36 British pounds.  The Company believes that its maximum exposure would be approximately £1.6 British pounds ($2.6 based upon the June 30, 2009 translation rate), based upon applicable VAT rates without regard to interest and penalties.  To date, HMRC has not made any assessment of VAT against the Company.  The Company believes that it has adequate defenses against any potential assessment.  Accordingly, the Company has not reflected an accrual for this liability in the financial statement as of and for the six months ended June 30, 2009.

NOTE 14: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to distributions to the preferred members of their original investment plus a preferred return and the Company’s interest does not provide any level of control.  Based upon amounts contributed through June 30, 2009, the Company’s nominal ownership interest is approximately 15.4% of equity.  MediaX is a start-up company with no significant operating history.  These factors indicated that the fair value of the Company’s investment in MediaX is not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $0.4 in each of the three months ended June 30, 2009 and 2008, and $0.8 and $0.4 in the six months ended June 30, 2009 and 2008, respectively, which represent the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.2 and $0.1 during the three months ended June 30, 2009 and 2008, respectively, and $0.3 during the six months ended June 30, 2009 and 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 15:   COMMITMENT

In May 2009, the Company and the landlord at its executive offices at 360 Hamilton Avenue, White Plains, New York, modified and extended the term of the Company’s lease effective May 1, 2009 (the “Lease Effective Date”), pursuant to the Fourth Lease Modification, Extension and Rental Reset Agreement (the “Lease Modification”).  Under the terms of the Lease Modification, the lease, which was originally scheduled to expire on May 31, 2010, was extended for an additional term of 10 years to May 31, 2020.  The Lease Modification provides for Fixed Annual Rent, as defined, totaling $11.9 from the Lease Effective Date through the extended lease term.  In addition, subject to certain provisions and provided that there has not been any event of default, the Company shall receive an abatement of $1.1, which shall be applied in 13 equal monthly installments.

NOTE 16:   SUBSEQUENT EVENTS

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one stock split, to be effected in the form of a 100% stock dividend, which will take effect on September 3, 2009.  Each shareholder of record on August 20, 2009 will receive one additional share of common stock for each share of common stock held on that date.

Rights Agreement (See Note 7, “Shareholders’ Equity - Rights Agreement,” for the discussion)

On August 3, 2009, the Board of Directors approved the extension of its Rights Agreement, which was set to expire on August 7, 2009, through entering into an amended and restated Rights Agreement (the “Restated Rights Agreement”).  The Restated Rights Agreement is substantially similar to the Company’s current Rights Agreement.  In addition to extending the term, the principal differences are that the Restated Rights Agreement will be submitted to the Company’s stockholders for ratification, certain derivative securities will be included in the beneficial ownership test under the agreement and the purchase price for each right has been increased to $160.00.  The Restated Rights Agreement will expire on August 3, 2010 if not ratified by the Company’s stockholders by such date and, if ratified, will continue to remain in effect until August 7, 2012 unless sooner terminated by the Company’s Board of Directors.

In accordance with SFAS No. 165, the Company evaluated subsequent events through August 10, 2009 immediately prior to the release of these consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Business

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (IP) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery, and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate.  In addition, we also provide dark fiber services to selected customers.  We also resell equipment and provide certain other services to customers, which are sold at our cost plus a margin.

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

•	Central Offices and Data Centers - Our network connects to buildings in which over 200 central offices and approximately 400 data centers operate.

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

Fiber Infrastructure Services

Our fiber infrastructure services focus on the lease of dedicated dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that operate their own networks independent of the incumbent telecom companies.  In addition to leasing dark fiber, we offer maintenance of dark fiber networks, the provisioning of co-location and in-building interconnection services, typically at our POP locations, and also provide certain telecommunication services on a time and materials basis.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three and six months ended June 30, 2009 and 2008, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business.  These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators.  Some of the key financial indicators we use include cash flow, monthly expense analysis, incremental contractual booking of new customer business, new customer installations, churn of existing business, and capital committed and expended.

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 620 as of June 30, 2009, 545 of which were employed in the U.S., 73 in the U.K., one in the Netherlands and one in Japan.

In late 2008, we modified our service groupings and the related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for the three and six months ended June 30, 2008 for comparative purposes and trend analysis.

2009 Highlights

Our consolidated revenue increased by $25.4 million, or 17.2%, from $148.0 million to $173.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, driven by increases from our domestic metro, fiber infrastructure and WAN services.

For the six months ended June 30, 2009, we generated operating income of $46.7 million, compared to operating income of $14.9 million for the six months ended June 30, 2008 and net income of $52.0 million for the six months ended June 30, 2009, compared to $14.6 million for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we recorded a federal income tax benefit, net of a provision for alternative minimum taxes and certain capital-based state taxes, of $4.9 million representing income taxes either provided for or paid with respect to the years ended December 31, 2007 and 2008.  This benefit was recorded based upon the expected tax benefit to be realized with respect to tax depreciation in 2009 that was limited in previous years.  At June 30, 2009, we had $110.0 million of unrestricted cash, compared to $87.1 million of unrestricted cash at December 31, 2008, an increase in liquidity of $22.9 million.  The increase in cash at June 30, 2009 was primarily attributable to cash generated by operating activities of $74.5 million, partially offset by cash used to purchase property and equipment of $53.5 million.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the six months ended June 30, 2009, our cash flow generated by operating activities increased compared to the six months ended June 30, 2008, as a result of the improvement in operating results.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through September 30, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Our revenue increased for the first six months of 2009 compared to the same period in 2008.  Our costs during this period declined, which resulted in an improvement in our operating income.  Our operating results for the six months ended June 30, 2008 were impacted by the March 2008 charges taken with respect to Mr. Doris’ severance ($0.7 million), the acceleration of the vesting of Mr. Doris’ restricted stock units ($0.5 million) and the modification of his stock option agreement ($0.7 million), which were included in selling, general and administrative expenses during the six months ended June 30, 2008.  Additionally, during the three months ended March 31, 2009, we settled a software maintenance obligation in connection with the abandonment of our planned implementation of our information technology platform of $0.2 million, which was reflected as a reduction in selling, general and administrative expenses for the six months ended June 30, 2009.  Furthermore, consolidated professional and consulting fees were $2.7 million during the six months ended June 30, 2009, compared to $6.2 million during the six months ended June 30, 2008, a substantial portion of which was due to the hiring of consultants as employees during 2008.

2009 Outlook

Our 2009 outlook is tempered by the overall negative economic trends and weaknesses in some parts of the financial services industry, in which we provide services to a significant number of customers.  We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base in the second half of 2009.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consists of (i) employee-related costs such as salaries and benefits, and non-cash stock-based compensation expense; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than income taxes), including property taxes and trust fund-related taxes such as gross receipts taxes; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three and six months ended June 30, 2009 and 2008, we included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $0.8 million and $2.0 million in the three months ended June 30, 2009 and 2008, respectively, and $2.7 million and $2.3 million in the six months ended June 30, 2009 and 2008, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress, which is included in network infrastructure assets on the respective balance sheets.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer build-outs.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.9 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, and $5.6 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of our property and equipment are as follows:

Network infrastructure assets	20 years

Storage huts	20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	3 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income (loss).

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  We capitalized relocation costs amounting to $1.0 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 million and $0.2 million ($0.07 million and $0.14 million on a net book value basis) for the three and six months ended June 30, 2009, respectively, and, which on an original cost basis, totaled $0.1 million and $0.3 million ($0.1 million and $0.2 million on a net book value basis) for the three and six months ended June 30, 2008, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” we will capitalize interest on certain construction projects.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and six months ended June 30, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  We provided an allowance for impairment of $0.5 million in the six months ended June 30, 2009, which was recorded in the three months ended June 30, 2009.  There were no provisions for impairment recorded in the three and six months ended June 30, 2008.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.0 million and $7.1 million at June 30, 2009 and December 31, 2008, respectively, of which $3.8 million and $4.0 million, respectively, were included in “Accrued expenses,” and $3.2 million and $3.1 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.02 million and $0.07 million for the three months ended June 30, 2009 and 2008, respectively, and $0.10 million, and $0.14 million for the six months ended June 30, 2009 and 2008, respectively.

Derivative Financial Instruments

We utilize interest rate swaps, derivative financial instruments (“derivatives”), to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million portion of the Term Loan provided by SunTrust Bank.  See Note 3, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in SFAS No. 133, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss each at June 30, 2009 and December 31, 2008 was $1.4 million and $1.6 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under SFAS No. 133; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

We minimize our credit risk relating to counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.  We do not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS No. 133.  As of June 30, 2009 and December 31, 2008, our consolidated balance sheets included net interest rate swap derivative liabilities of $1.4 million and $1.6 million, respectively.

Derivatives recorded at fair value in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	June 30, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.4	$1.6

Total derivatives designated as hedging instruments	$1.4	$1.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of June 30, 2009.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$24	2011	3.65%	1.46%

$12	2011	2.635%	0.71%

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.  These interest rate swap agreements were not in place during the three and six months ended June 30, 2008.

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

Our investment in overnight money market institutional funds, which amounted to $101.8 million and $81.9 million at June 30, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $1.4 and $1.6 million in other long-term liabilities in the consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.  We used third parties to value each of the interest rate swap agreements at June 30, 2009 and December 31, 2008, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and six months ended June 30, 2009 and 2008.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occurred.  As we had recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.  There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2009 and 2008.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Six Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$173.4	$148.0	$25.4	17.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	61.7	62.4	(0.7)	(1.1)%
Selling, general and administrative expenses	40.8	45.9	(5.1)	(11.1)%
Depreciation and amortization	24.2	24.8	(0.6)	(2.4)%
Operating income	46.7	14.9	31.8	213.4%
Other income (expense):
Interest income	0.3	0.9	(0.6)	(66.7)%
Interest expense	(2.3)	(1.6)	0.7	43.8%
Other income, net	2.4	1.5	0.9	60.0%
Income before income taxes	47.1	15.7	31.4	200.0%
(Benefit from) provision for income taxes	(4.9)	1.1	(6.0)	NM
Net income	$52.0	$14.6	$37.4	256.2%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the six months ended June 30, 2009 was $52.0 million, compared to $14.6 million for the six months ended June 30, 2008, an increase of $37.4 million.  The principal reasons for the increase were an increase in revenue of $25.4 million, a decrease in selling, general and administrative expenses of $5.1 million, a decrease in costs of revenue of $0.7 million, a decrease in depreciation and amortization of $0.6 million, and the difference between net income tax benefit of $4.9 million recorded for the six months ended June 30, 2009 and the income tax provision of $1.1 million recorded for the six months ended June 30, 2008.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $173.4 million for the six months ended June 30, 2009, compared to $148.0 million for the six months ended June 30, 2008, an increase of $25.4 million, or 17.2%.  Revenue from our U.S. operations increased by $26.8 million, or 20.3%, from $131.9 million for the six months ended June 30, 2008 to $158.7 million for the six months ended June 30, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of these services is attributable principally to installations in excess of contract terminations and any price decreases.  U.S. revenue from metro services increased by $13.7 million, or 44.3%, from $30.9 million for the six months ended June 30, 2008 to $44.6 million for the six months ended June 30, 2009, revenue from fiber infrastructure services increased by $3.7 million, or 5.0%, from $73.9 million for the six months ended June 30, 2008 to $77.6 million for the six months ended June 30, 2009 and revenue from WAN services increased by $9.8 million, or 43.6%, from $22.5 million for the six months ended June 30, 2008 to $32.3 million for the six months ended June 30, 2009.  Revenue from our foreign operations, primarily in the U.K., decreased by $1.4 million, or 8.7%, from $16.1 million for the six months ended June 30, 2008 to $14.7 million for the six months ended June 30, 2009.  The primary reason for this decrease was the strengthening of the U.S. dollar against the British pound during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The translation rate of British pounds to U.S. dollars decreased 24.4% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Costs of revenue.  Consolidated costs of revenue for the six months ended June 30, 2009 was $61.7 million, compared to $62.4 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 1.1%.  Consolidated costs of revenue as a percentage of revenue was 35.6% for the six months ended June 30, 2009, compared to 42.2% for the six months ended June 30, 2008, resulting in consolidated gross profit margin of 64.4% and 57.8% for the six months ended June 30, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $56.5 million and $57.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $1.1 million, or 1.9%.  The decrease in the domestic costs of revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was attributable principally to (i) a decrease of $2.0 million in long haul expenses including $1.0 million incurred in 2008 with respect to temporarily needed leased capacity; (ii) a decrease of $1.6 million in amounts rebilled to customers (there is a corresponding decrease in related revenue); (iii) a decrease of $0.5 million for repairs and maintenance charges for our cable and transmission equipment; and (iv) a decrease of $0.4 million for expenses associated with third party network costs.  These decreases were partially offset by (i) an increase of $1.6 million in payroll related expenses, primarily related to the increase in headcount in our fiber operations, network management and systems engineering groups; and (ii) an increase of $1.5 million in co-location expenses, to support our IP network services and increase our presence in third party data centers.  Additionally, the six month period ended June 30, 2009 includes a provision for equipment impairment relating to inventory of $0.5 million, which was recorded in the three months ended June 30, 2009.  There was no provision for equipment impairment recorded in the six month period ended June 30, 2008.  The costs of revenue for our foreign operations was $5.2 million for the six months ended June 30, 2009, compared to $4.8 million for the six months ended June 30, 2008, an increase of $0.4 million, or 8.3%.  Increases in right-of-way, leased fiber costs and repairs and maintenance charges were partially offset by the strengthening of the U.S. dollar against the British pound, decreasing the comparative translation rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the six months ended June 30, 2009 was $40.8 million, compared to $45.9 million for the six months ended June 30, 2008, a decrease of $5.1 million, or 11.1%.  SG&A as a percentage of revenue was 23.5% for the six months ended June 30, 2009, compared to 31.0% for the six months ended June 30, 2008.  In the U.S., SG&A was $35.9 million for the six months ended June 30, 2009, compared to $40.5 million for the six months ended June 30, 2008, a decrease of $4.6 million, or 11.4%.  SG&A for our U.S. operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 decreased primarily due to a $3.0 million decrease in professional fees due to the normalization of our financial reporting and a decrease of $2.5 million in domestic non-cash stock-based compensation expense from $7.7 million in the six months ended June 30, 2008 to $5.2 million in the six months ended June 30, 2009.  The primary reasons for the decrease in non-cash stock-based compensation expense were (i) the non-cash compensation expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract; and (ii) the non-cash compensation expense of $0.7 associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination, both of which were incurred during the three months ended March 31, 2008.  These decreases were partially offset by an increase in domestic payroll and payroll-related expenses of $0.9 million from $19.0 million for the six months ended June 30, 2008 to $19.9 million for the six months ended June 30, 2009 primarily due to an increase in headcount and bonus accrual, partially offset by a decrease in severance expense of $0.7 million.  See Note 10, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  In addition, transaction-based taxes increased by $0.4 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  SG&A from our foreign operations was $4.9 million for the six months ended June 30, 2009, compared to $5.4 million for the six months ended June 30, 2008, a decrease of $0.5 million, or 9.3%. Increases in payroll related expenses exceeded the reduction in professional fees in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, but this was more than offset by the strengthening of the U.S. dollar against the British pound during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Depreciation and amortization.  Consolidated depreciation and amortization was $24.2 million for the six months ended June 30, 2009, compared to $24.8 million for the six months ended June 30, 2008, a decrease of $0.6 million, or 2.4%.  Consolidated depreciation and amortization as a percentage of revenue was 14.0% for the six months ended June 30, 2009, compared to 16.8% for the six months ended June 30, 2008.  Depreciation and amortization decreased as a result of the elimination of depreciation expense associated with property and equipment that became fully depreciated since June 30, 2008.  This decrease was partially offset by the additions to property and equipment for the six months ended June 30, 2009 and the full period effect of depreciation on property and equipment acquired after January 1, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.9 million for the six months ended June 30, 2008 to $0.3 million for the six months ended June 30, 2009.  The decrease of $0.6 million, or 66.7%, was primarily due to the decrease in short-term interest rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $1.6 million for the six months ended June 30, 2008 to $2.3 million for the six months ended June 30, 2009.  This increase of $0.7 million, or 43.8%, was primarily due to interest expense incurred relating to the Secured Credit Facility, of which $36 million was outstanding under the Term Loan for the full six month period ended June 30, 2009, compared to $24 million outstanding under the Term Loan for only four months during the six month period ended June 30, 2008.

Other income, net. Other income, net is composed primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $2.4 million for the six months ended June 30, 2009, compared to other income, net of $1.5 million for the six months ended June 30, 2008, an increase of $0.9 million.  In the U.S., other income (expense), net consisted of other income, net of $0.4 million for the six months ended June 30, 2009, compared to a net expense of $0.3 million for the six months ended June 30, 2008, an increase of $0.7 million.  For our foreign operations, other income, net was $2.0 million for the six months ended June 30, 2009, compared to $1.8 million for the six months ended June 30, 2008, an increase of $0.2 million, or 11.1%.  For the six months ended June 30, 2009, consolidated other income, net was comprised of a gain on foreign currency of $2.6 million and gains arising from the reversal of certain tax liabilities of $0.7 million, offset by a net loss on the sale or disposition of property and equipment of $0.9 million.  For the six months ended June 30, 2008, consolidated other income, net was comprised of gains on the sale of certain networks in the U.K. of $1.2 million, gains arising from the reversal of certain tax liabilities of $0.1 million, gain on foreign currency of $0.1 million and other gains of $0.1 million.

(Benefit from) provision for income taxes. We recorded a benefit from income taxes of $4.9 million for the six months ended June 30, 2009, compared to a provision for income taxes of $1.1 million for the six months ended June 30, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of the provision for alternative minimum taxes and certain capital-based state taxes.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$88.0	$77.1	$10.9	14.1%
Costs of revenue (excluding depreciation and amortization, shown separately below)	32.3	31.6	0.7	2.2%
Selling, general and administrative expenses	20.1	21.1	(1.0)	(4.7)%
Depreciation and amortization	12.3	12.2	0.1	0.8%
Operating income	23.3	12.2	11.1	91.0%
Other income (expense):
Interest income	0.1	0.4	(0.3)	(75.0)%
Interest expense	(1.1)	(0.9)	0.2	22.2%
Other income, net	2.5	—	2.5	NM
Income before income taxes	24.8	11.7	13.1	112.0%
Provision for income taxes	0.2	0.5	(0.3)	(60.0	) %
Net income	$24.6	$11.2	$13.4	119.6%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended June 30, 2009 was $24.6 million, compared to $11.2 million for the three months ended June 30, 2008, an increase of $13.4 million.  The principal reasons for the increase were an increase in revenue of $10.9 million, a decrease in selling, general and administrative expenses of $1.0 million and an increase in other income, net of $2.5 million, partially offset by increases in costs of revenue of $0.7 million and interest expense of $0.2 million and a decrease in interest income of $0.3 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $88.0 million for the three months ended June 30, 2009, compared to $77.1 million for the three months ended June 30, 2008, an increase of $10.9 million, or 14.1%.  Revenue from our U.S. operations increased by $11.4 million, or 16.6%, from $68.8 million for the three months ended June 30, 2008 to $80.2 million for the three months ended June 30, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of these services is attributable principally to installations in excess of contract terminations and any price decreases.  U.S. revenue from metro services increased by $6.7 million, or 40.6%, from $16.5 million for the three months ended June 30, 2008 to $23.2 million for the three months ended June 30, 2009, revenue from fiber infrastructure services increased by $1.8 million, or 4.8%, from $37.5 million for the three months ended June 30, 2008 to $39.3 million for the three months ended June 30, 2009 and revenue from WAN services increased by $4.6 million, or 39.3%, from $11.7 million for the three months ended June 30, 2008 to $16.3 million for the three months ended June 30, 2009.  Revenue from our foreign operations, primarily in the U.K., decreased by $0.5 million, or 6.0%, from $8.3 million for the three months ended June 30, 2008 to $7.8 million for the three months ended June 30, 2009.  The primary reason for this decrease was the strengthening of the U.S. dollar against the British pound during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The translation rate of British pounds to U.S. dollars decreased 21.5% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Costs of revenue.  Consolidated costs of revenue for the three months ended June 30, 2009 was $32.3 million, compared to $31.6 million for the three months ended June 30, 2008, an increase of $0.7 million, or 2.2%.  Consolidated costs of revenue as a percentage of revenue was 36.7% for the three months ended June 30, 2009, compared to 41.0% for the three months ended June 30, 2008, resulting in consolidated gross profit margin of 63.3% and 59.0% for the three months ended June 30, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $29.3 million and $29.1 million for the three months ended June 30, 2009 and 2008, respectively, an increase of $0.2 million, or 0.7%.  The increase in the domestic costs of revenue for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was attributable principally to (i) an increase of $0.6 million in payroll related expenses, primarily related to the increase in headcount in our fiber operations, network management and systems engineering groups; and (ii) an increase of $0.6 million in co-location expenses, to support our IP network services and increase our presence in third party data centers.  These increases were partially offset by (i) a decrease of $0.7 million in amounts rebilled to customers (there is a corresponding decrease in related revenue); (ii) a decrease of $0.2 million in long haul expenses; (iii) a decrease of $0.2 million for repairs and maintenance charges for our cable and transmission equipment; (iv) a decrease of $0.2 million in occupancy related costs; and (v) a decrease of $0.1 million for expenses associated with third party network costs.  Additionally, the three month period ended June 30, 2009 includes a provision for equipment impairment relating to inventory of $0.5 million.  There was no provision for equipment impairment recorded in the three month period ended June 30, 2008.  The costs of revenue for our foreign operations was $3.0 million for the three months ended June 30, 2009, compared to $2.5 million for the three months ended June 30, 2008, an increase of $0.5 million, or 20.0%.  Increases in payroll, right-of-way, leased fiber costs and repairs and maintenance charges exceeded the benefit from the strengthening of the U.S. dollar against the British pound, decreasing the comparative translation rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended June 30, 2009 was $20.1 million, compared to $21.1 million for the three months ended June 30, 2008, a decrease of $1.0 million, or 4.7%.  SG&A as a percentage of revenue was 22.8% for the three months ended June 30, 2009, compared to 27.4% for the three months ended June 30, 2008.  In the U.S., SG&A was $17.5 million for the three months ended June 30, 2009, compared to $18.5 million for the three months ended June 30, 2008, a decrease of $1.0 million, or 5.4%.  SG&A for our U.S. operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 decreased primarily due to a $1.5 million decrease in professional fees due to the normalization of our financial reporting and a decrease of $0.9 million in domestic non-cash stock-based compensation expense from $3.5 million in the three months ended June 30, 2008 to $2.6 million in the three months ended June 30, 2009.  These decreases were partially offset by an increase in domestic payroll and payroll-related expenses of $1.0 million from $8.9 million for the three months ended June 30, 2008 to $9.9 million for the three months ended June 30, 2009 (primarily due to an increase in the bonus accrual of $0.2 million and an increase in commissions of $0.2 million) and transaction-based taxes of $0.2 million.  SG&A from our foreign operations stayed constant at $2.6 million for each of the three months ended June 30, 2009 and 2008 as increases in payroll related expenses were offset by the strengthening of the U.S. dollar against the British pound.

Depreciation and amortization.  Consolidated depreciation and amortization was $12.3 million for the three months ended June 30, 2009, compared to $12.2 million for the three months ended June 30, 2008, an increase of $0.1 million, or 0.8%.  Consolidated depreciation and amortization as a percentage of revenue was 14.0% for the three months ended June 30, 2009, compared to 15.8% for the three months ended June 30, 2008.  This increase was primarily attributable to additions of property and equipment for the three months ended June 30, 2009 and the full period effect of depreciation on property and equipment acquired after January 1, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.4 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009.  The decrease of $0.3 million, or 75.0%, was primarily due to the decrease in short-term interest rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $0.9 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009.  This increase of $0.2 million, or 22.2%, was primarily due to interest expense incurred relating to the Secured Credit Facility, of which $36 million was outstanding under the Term Loan for the three month period ended June 30, 2009, compared to $24 million outstanding under the Term Loan for the three month period ended June 30, 2008.

Other income, net. Other income, net is composed primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $2.5 million for the three months ended June 30, 2009, compared to other income, net of zero for the three months ended June 30, 2008.  In the U.S., other expense, net was a net expense of $0.2 million for the three months ended June 30, 2009, compared to a net expense of $0.1 million for the three months ended June 30, 2008, an increase of $0.1 million.  For our foreign operations, other income, net was $2.7 million for the three months ended June 30, 2009, compared to $0.1 million for the three months ended June 30, 2008, an increase of $2.6 million.  For the three months ended June 30, 2009, consolidated other income, net was comprised of a gain on foreign currency of $3.2 million offset by a loss on the sale or disposition of property and equipment of $0.7 million.  For the three months ended June 30, 2008, consolidated other income, net was comprised of gains arising from the reversal of certain tax liabilities of $0.1 million and other gains of $0.1 million, partially offset by a loss on disposition of property and equipment of $0.2 million.

Provision for income taxes. We recorded a provision for income taxes of $0.2 million for the three months ended June 30, 2009, compared to a provision for income taxes of $0.5 million for the three months ended June 30, 2008.  The provision for income taxes during the three months ended June 30, 2009 was provided for certain capital-based state taxes.  The provision for income taxes during the three months ended June 30, 2008 was provided for estimated federal income taxes and certain capital-based state taxes.

Liquidity and Capital Resources

We had working capital of $41.8 million at June 30, 2009, compared to working capital of $11.8 million at December 31, 2008, an increase of $30.0 million.  This increase was primarily attributable to an increase in unrestricted cash of $22.9 million from $87.1 million at December 31, 2008 to $110.0 million at June 30, 2009.  The increase in unrestricted cash was primarily attributable to cash generated by operating activities of $74.5 million including the collection of $12.0 million in connection with the delivery of services to a customer in the six months ended June 30, 2009, which is being recognized ratably as revenue over the related 60 month contract term, partially offset by the use of cash to purchase property and equipment of $53.5 million.  Additionally, prepaid costs and other current assets increased by $1.4 million and accounts payable and accrued expenses decreased by $5.0 million and $3.5 million, respectively, which was partially offset by an increase in the deferred revenue and the current portion of the note payable of $10.7 million and $1.1 million, respectively.

Net cash provided by operating activities was $74.5 million during the six months ended June 30, 2009, compared to $53.5 million during the six months ended June 30, 2008, an increase of $21.0 million.  Net cash provided by operating activities during the six months ended June 30, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $24.2 million and stock-based compensation expense of $5.8 million.  Net cash provided by operating activities during the six months ended June 30, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $24.8 million and stock-based compensation expense of $7.9 million.

Net cash used in investing activities during the six months ended June 30, 2009 was $53.5 million, compared to $52.4 million during the six months ended June 30, 2008, an increase of $1.1 million.  Net cash used in investing activities during the six months ended June 30, 2009 was attributable to the purchases of property and equipment of $53.5 million.  Net cash used in investing activities during the six months ended June 30, 2008 was attributable to the purchases of property and equipment of $54.0 million, partially offset by the proceeds generated from sales of property and equipment of $1.6 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash generated by financing activities was $1.1 million during the six months ended June 30, 2009, which is comprised of the proceeds from the exercise of options to purchase shares of common stock of $2.8 million and the proceeds from the exercise of warrants of $0.1 million, partially offset by the principal payment under the Secured Credit Facility of $1.1 million, the purchase of treasury stock of $0.3 million, the principal payment on our capital lease obligation of $0.2 million and the increase in restricted cash and cash equivalents of $0.2 million.  Net cash provided by financing activities was $21.6 million during the six months ended June 30, 2008, which is comprised of the $22.3 million of net proceeds received from the funding of the $24 million Term Loan under the Secured Credit Facility, the release of restricted cash and cash equivalents of $1.0 million, and the proceeds from the exercise of warrants of $0.1 million, partially offset by the purchase of shares from employees in connection with the delivery of vested restricted stock units of $1.6 million and the principal payment on our capital lease obligation of $0.2 million.

During the six months ended June 30, 2009, we generated cash from operations that was sufficient to fund our operating expenses and expenditures for property and equipment of $53.5 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the $60 million Secured Credit Facility comprised of: (i) an $18 million Revolver; and (ii) a $42 million Term Loan (including an $18 million Delayed Draw Term Loan).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation (the “Initial Lenders”).  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender (together with the Initial Lenders, the “Lenders”) and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008.  The availability under the Revolver increased to $27 million, and the Term Loan availability increased to $63 million, $27 million, which represented the Delayed Draw Term Loan.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009.  The borrowings under the Secured Credit Facility mature on February 28, 2013.  The Secured Credit Facility is secured by substantially all of our domestic assets.  Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties.  Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio.  As of June 30, 2009, we had $34.9 million outstanding under the Secured Credit Facility.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the Secured Credit Facility.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.32% at June 30, 2009).

On June 29, 2009, we and the Lenders entered into an amendment to the Secured Credit Facility, which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and will reduce these commitments by $0.8 million on each of June 30, 2009, September 30, 2009 and December 31, 2009 in the event that all or a portion of the Delayed Draw Term Loan commitments remain undrawn on any such date.  In addition, the obligation to commence making principal payments on any outstanding Delayed Draw Term Loan was extended to March 31, 2010 and our obligation to maintain a minimum balance of $20 million in cash deposits at all times was eliminated.  We paid the Lenders a $0.1 million amendment fee and paid the administrative agent a work fee.

In May 2009, we entered into a modification and extension of our lease (the “Lease Modification”) of our executive office, which was originally scheduled to expire on May 31, 2010.  The Lease Modification provides for an additional term of 10 years and fixed annual rent totaling $11.9 million over the extended term, which may be reduced by a rent abatement of $1.1 million.

We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through September 30, 2010.

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

Segment Results

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$80.2	$68.8	$11.4	16.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	29.3	29.1	0.2	0.7%
Selling, general and administrative expenses	17.5	18.5	(1.0)	(5.4)%
Depreciation and amortization	10.8	10.5	0.3	2.9%
Operating income	22.6	10.7	11.9	111.2%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7)%
Interest expense	(1.1)	(0.9)	0.2	22.2%
Other expense, net	(0.2)	(0.1)	0.1	100.0%
Income before income taxes	21.4	10.0	11.4	114.0%
(Benefit from) provision for income taxes	0.2	0.5	(0.3)	(60.0)%
Net income	$21.2	$9.5	$11.7	123.2%

United Kingdom and others:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$7.8	$8.3	$(0.5)	(6.0)%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.0	2.5	0.5	20.0%
Selling, general and administrative expenses	2.6	2.6	—	—
Depreciation and amortization	1.5	1.7	(0.2)	(11.8)%
Operating income	0.7	1.5	(0.8)	(53.3)%
Other (expense) income:
Interest income	—	0.1	(0.1)	(100.0)%
Other income, net	2.7	0.1	2.6	NM
Income before income taxes	3.4	1.7	1.7	100.0%
Provision for income taxes	—	—	—	—
Net income	$3.4	$1.7	$1.7	100.0%

NM—not meaningful

The segment results for the three months ended June 30, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

United States:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$158.7	$131.9	$26.8	20.3%
Costs of revenue (excluding depreciation and amortization, shown separately below)	56.5	57.6	(1.1)	(1.9)%
Selling, general and administrative expenses	35.9	40.5	(4.6)	(11.4)%
Depreciation and amortization	21.3	21.5	(0.2)	(0.9)%
Operating income	45.0	12.3	32.7	265.9%
Other income (expense):
Interest income	0.3	0.8	(0.5)	(62.5)%
Interest expense	(2.3)	(1.6)	0.7	43.8%
Other income (expense), net	0.4	(0.3)	0.7	233.3%
Income before income taxes	43.4	11.2	32.2	287.5%
(Benefit from) provision for income taxes	(4.9)	1.1	(6.0)	NM
Net income	$48.3	$10.1	$38.2	378.2%

United Kingdom and others:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$14.7	$16.1	$(1.4)	(8.7)%
Costs of revenue (excluding depreciation and amortization, shown separately below)	5.2	4.8	0.4	8.3%
Selling, general and administrative expenses	4.9	5.4	(0.5)	(9.3)%
Depreciation and amortization	2.9	3.3	(0.4)	(12.1)%
Operating income	1.7	2.6	(0.9)	(34.6)%
Other (expense) income:
Interest income	—	0.1	(0.1)	(100.0)%
Other income, net	2.0	1.8	0.2	11.1%
Income before income taxes	3.7	4.5	(0.8)	(17.8)%
Provision for income taxes	—	—	—	—
Net income	$3.7	$4.5	$(0.8)	(17.8)%

NM—not meaningful

The segment results for the six months ended June 30, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved.  Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing.  Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.  The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the six months ended June 30, 2009, our foreign activities accounted for 8.5% of consolidated revenue.  Due to the strengthening of the U.S. dollar against the British pound, the translation rate for the six months ended June 30, 2009 decreased 24.4% compared to the translation rate used for the six months ended June 30, 2008.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

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

As of June 30, 2009, we had $34.9 million outstanding under the Secured Credit Facility.  Additionally, we had a capital lease obligation outstanding, which carried a fixed rate of interest, and as a result, we were not exposed to related interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15.  Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

Remediation

Management is in the process of remediating the material weaknesses in its entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis.  During the year ended December 31, 2008 and through June 30, 2009, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  Management has also commenced re-engineering efforts and is re-organizing departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory.  Currently, the Company operates several disparate systems that produce financial information.  The Company is evaluating methods to integrate these systems or develop processes that better control information flow.  The intention of these efforts is to develop stronger financial, operating and entity level controls, which will eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information presented in Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Note 8, “Litigation,” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are hereby incorporated by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 25, 2009.  The only proposals voted upon at the meeting were (i) the re-election of the incumbent Board of Directors; and (ii) the ratification of the appointment of the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.  The votes for each proposal were cast as follows:

Proposal One:  Election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Jeffrey A. Brodsky	9,991,794	45,049
Michael J. Embler	10,034,086	2,757
Richard Postma	9,991,890	44,953
Richard Shorten, Jr.	9,991,794	45,049
Stuart Subotnick	10,036,585	258
William G. LaPerch	10,036,681	162

Proposal Two:  The ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants:

For:	10,035,648
Against:	7
Abstain:	1,186

There were no broker non-votes with respect to these proposals.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

4.1
Amended and Restated Rights Agreement, dated as of August 3, 2009, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.2	Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

10.1
Amendment No. 2, dated as of June 29, 2009, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 2, 2009)

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

ABOVENET, INC.

Date: August 10, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 10, 2009	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1
Amended and Restated Rights Agreement, dated as of August 3, 2009, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.2	Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

10.1
Amendment No. 2, dated as of June 29, 2009, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 2, 2009)

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