Form 10-Q
period 2009-09-30
ABOVENET INC
filed 2009-11-06
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 2, 2009, was 24,191,470.

Table of Contents

 ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of September 30, 2009 (Unaudited) and December 31, 2008	1

	Consolidated Statements of Operations (Unaudited)
	Three and Nine month periods ended September 30, 2009 and 2008	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Nine month period ended September 30, 2009	3

	Consolidated Statements of Cash Flows (Unaudited)
	Nine month periods ended September 30, 2009 and 2008	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and Nine month periods ended September 30, 2009 and 2008	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	60

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 6.	Exhibits	62

Signatures		63

Exhibit Index		64

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$122.5	$87.1
Restricted cash and cash equivalents	3.5	3.5
Accounts receivable, net of allowances of $1.5 and $1.3 at September 30, 2009 and December 31, 2008, respectively	22.7	19.2
Prepaid costs and other current assets	13.7	9.8
Total current assets	162.4	119.6

Property and equipment, net of accumulated depreciation and amortization of $223.5 and $207.4 at September 30, 2009 and December 31, 2008, respectively	446.3	398.4
Other assets	7.4	5.9
Total assets	$616.1	$523.9

LIABILITIES:
Current liabilities:
Accounts payable	$4.8	$13.9
Accrued expenses	66.6	65.9
Deferred revenue - current portion	27.2	24.8
Note Payable - current portion	4.3	3.2
Total current liabilities	102.9	107.8

Note Payable	29.5	32.8
Deferred revenue	93.7	88.5
Other long-term liabilities	10.3	10.5
Total liabilities	236.4	239.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 24,432,992 issued and 23,912,888 outstanding at September 30, 2009, and 23,219,474 issued and 22,716,602 outstanding at December 31, 2008	0.2	0.2
Additional paid-in capital	300.7	279.9
Treasury stock at cost, 520,104 and 502,872 shares at September 30, 2009 and December 31, 2008, respectively	(16.6)	(16.3)
Accumulated other comprehensive loss	(9.1)	(9.3)
Retained earnings	104.5	29.8
Total shareholders’ equity	379.7	284.3
Total liabilities and shareholders’ equity	$616.1	$523.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$92.4	$82.1	$265.8	$230.1

Costs of revenue (excluding depreciation and amortization, shown separately below)	33.9	32.1	95.6	94.5
Selling, general and administrative expenses	20.3	22.9	61.1	68.8
Depreciation and amortization	13.5	12.2	37.7	37.0

Operating income	24.7	14.9	71.4	29.8

Other income (expense):
Interest income	—	0.5	0.3	1.4
Interest expense	(1.3)	(1.1)	(3.6)	(2.7)
Other (expense) income, net	(0.5)	(2.0)	1.9	(0.5)

Income before income taxes	22.9	12.3	70.0	28.0

Provision for (benefit from) income taxes	0.2	1.9	(4.7)	3.0

Net income	$22.7	$10.4	$74.7	$25.0

Income per share, basic:
Basic income per share	$0.96	$0.47	$3.22	$1.15

Weighted average number of common shares	23,500,655	22,068,514	23,151,861	21,667,166

Income per share, diluted:
Diluted income per share	$0.88	$0.42	$2.96	$1.02

Weighted average number of common shares	25,612,176	24,465,230	25,230,937	24,414,920

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2009	23,219,474	$0.2	502,872	$(16.3)	$279.9	$(9.3)	$29.8	$284.3
Issuance of common stock from exercise of warrants including cashless exercise	404,208	—	—	—	4.8	—	—	4.8
Issuance of common stock from vested restricted stock	237,000	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	17,232	(0.3)	—	—	—	(0.3)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.2	—	0.2
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	8.3	—	—	8.3
Exercise of options to purchase shares of common stock	572,310	—	—	—	7.7	—	—	7.7
Net income	—	—	—	—	—	—	74.7	74.7
Balance at September 30, 2009	24,432,992	$0.2	520,104	$(16.6)	$300.7	$(9.1)	$104.5	$379.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$74.7	$25.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37.7	37.0
Provision for equipment impairment and asset abandonment	0.9	2.7
Provision for bad debts	0.4	0.4
Non-cash stock-based compensation expense	8.3	9.6
Loss (gain) on sale or disposition of property and equipment, net	1.0	(1.2)
Changes in operating working capital:
Accounts receivable	(3.4)	(1.7)
Prepaid costs and other current assets	(3.7)	0.2
Accounts payable	(9.2)	(0.9)
Accrued expenses	(7.1)	(0.6)
Other assets	(1.5)	(0.1)
Deferred revenue and other long-term liabilities	6.9	6.0
Net cash provided by operating activities	105.0	76.4
Cash flows used in investing activities:
Proceeds from sales of property and equipment	—	1.7
Purchases of property and equipment	(80.0)	(82.9)
Net cash used in investing activities	(80.0)	(81.2)
Cash flows provided by financing activities:
Proceeds from exercise of options to purchase shares of common stock	7.7	—
Proceeds from exercise of warrants	4.8	10.7
Principal payment - note payable	(2.2)	—
Principal payment - capital lease obligation	(0.2)	(0.2)
Purchase of treasury stock	(0.3)	(1.7)
Proceeds from note payable, net of financing costs	—	22.3
Change in restricted cash and cash equivalents	—	1.3
Net cash provided by financing activities	9.8	32.4
Effect of exchange rates on cash	0.6	(0.5)
Net increase in cash and cash equivalents	35.4	27.1
Cash and cash equivalents, beginning of period	87.1	45.8
Cash and cash equivalents, end of period	$122.5	$72.9

Supplemental cash flow information:
Cash paid for interest	$2.0	$1.5
Cash paid for income taxes	$2.8	$0.8

Non-cash financing activity:
Non-cash exercise of warrants	$—	$3.2
Non-cash purchase of shares into treasury	$—	$3.2

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$22.7	$10.4	$74.7	$25.0
Foreign currency translation adjustments	(0.5)	(0.1)	—	(0.2)
Change in fair value of interest rate swap contracts	—	(0.1)	0.2	(0.1)
Comprehensive income	$22.2	$10.2	$74.9	$24.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 1:    BACKGROUND AND ORGANIZATION

Business

AboveNet, Inc. (together with its subsidiaries, the “Company”) provides high-bandwidth connectivity solutions to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date. All share and per share information, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity have been retroactively adjusted to reflect the two-for-one stock split.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes and the reported amounts of revenue and expenses during the periods presented.  Estimates are used when accounting for certain items such as accounts receivable allowances, property taxes, transaction taxes and deferred taxes.  The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management.  The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.  Actual amounts and results could differ from such estimates due to subsequent events, which could have a material effect on the Company’s financial statements covering future periods.

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

Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, the Company issued to its pre-petition creditors 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 were determined to be undeliverable and were cancelled, rights to purchase 3,338,420 shares of common stock at a price of $14.9772, under a rights offering, of which rights to purchase 3,337,984 shares have been exercised, five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under the Company’s 2003 Stock Incentive Plan. See Note 6, “Stock-Based Compensation.”

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003.  Although the Effective Date of the Plan of Reorganization was September 8, 2003, the Company accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires the Company to allocate the reorganization value of its assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) (now known as FASB Accounting Standards Codification (“ASC”) 852-10).  The Company developed a set of financial projections which were utilized by an expert to assist the Company in estimating the fair value of its assets and liabilities.  The expert utilized various valuation methodologies, including, (1) a comparison of the Company and its projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to the Company, and (3) a calculation of the enterprise value based upon the future cash flows based upon the Company’s projections.

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

Revenue Recognition

Revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services is recognized as services are provided.  Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets and are subsequently amortized into income over the fixed contract term.

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” (now known as FASB ASC 605-10), as amended by SEC SAB No. 104, “Revenue Recognition,” (also now known as FASB ASC 605-10), the Company generally amortizes revenue related to installation services on a straight-line basis over the fixed contract term, which generally ranges from two to twenty years.

Contract termination revenue is recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three and nine months ended September 30, 2009 and 2008, the Company included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $0.3 and $4.4 in the three months ended September 30, 2009 and 2008, respectively, and $3.0 and $6.7 in the nine months ended September 30, 2009 and 2008, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”) (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three and nine months ended September 30, 2009 and 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Operating Leases

The Company leases office and equipment space, and maintains equipment rentals, right-of-way contracts, building access fees and network capacity under various non-cancelable operating leases.  The lease agreements, which expire at various dates through 2023, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance.  Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.  In accordance with SFAS No. 13, “Accounting for Leases,” (now known as FASB ASC 840) the Company recognizes rent expense on a straight-line basis and records a liability representing the difference between straight-line rent expense and the amount payable as an increase or decrease to a deferred liability.  Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term.  Rent-free periods and other incentives granted under certain leases are recorded as reductions to rent expense on a straight-line basis over the related lease terms.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

Accounts receivable are customer obligations for services sold to such customers under normal trade terms.  The Company’s customers are primarily communications carriers, and corporate enterprise and government customers, located primarily in the U.S. and U.K.  The Company performs periodic credit evaluations of its customers’ financial condition.  The Company provides allowances for doubtful accounts and sales credits.  Provisions for doubtful accounts are recorded in selling, general and administrative expenses, while allowances for sales credits are recorded as reductions of revenue.  The adequacy of the reserves is evaluated utilizing several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate.

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are a part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At September 30, 2009 and December 31, 2008, the Company had $31.5 and $14.8, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.8 and $2.7 for the three months ended September 30, 2009 and 2008, respectively, and $8.4 and $8.2 for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  The Company capitalized relocation costs amounting to $0.9 and $0.5 for the three months ended September 30, 2009 and 2008, respectively, and $2.6 and $2.0 for the nine months ended September 30, 2009 and 2008, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 and $0.3 ($0.06 and $0.2 on a net book value basis) for the three and nine months ended September 30, 2009, respectively, and, which on an original cost basis, totaled $0.3 ($0.2 on a net book value basis) for the nine months ended September 30, 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), the Company will capitalize interest on certain construction projects.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and nine months ended September 30, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, its strategy and capital planning in determining whether a triggering event has occurred.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 and $0.4 at September 30, 2009 and 2008, respectively.  The Company also recorded a provision for equipment impairment of $0.5 in the nine months ended September 30, 2009 to record the loss in value of certain equipment eventually sold to an unaffiliated third party.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3.  In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems.  Accordingly, in the three months ended September 30, 2008, the Company recorded an impairment charge of $2.3 with respect to the abandonment, which is reflected in selling, general and administrative expenses, in each of the three and nine months ended September 30, 2008.

Treasury Stock

Treasury stock is accounted for under the cost method.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (now known as FASB ASC 410-20), the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has asset retirement obligations related to the de-commissioning and removal of equipment, restoration of leased facilities and the removal of certain fiber and conduit systems.  Considerable management judgment is required in estimating these obligations.  Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced.  Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.3 and $7.1 at September 30, 2009 and December 31, 2008, respectively, of which $4.0 were included in “Accrued expenses,” for each period and $3.3 and $3.1, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.1 and $0.07 for the three months ended September 30, 2009 and 2008, respectively, and $0.2 and $0.21 for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) (now known as FASB ASC 740-10) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

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

The Company’s reorganization resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with FASB ASC 852-10 on the Effective Date.  Fresh start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods.  Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital.  This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of Interpretation No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2009 and 2008.  The (benefit from) provision for income taxes is primarily due to current federal income taxes and state and local income taxes.

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  The Company’s foreign exchange transaction gains (losses) are generally included in “other income, net” in the consolidated statements of operations.

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”) (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. See Note 6, “Stock-Based Compensation.”

Under the fair value provisions of FASB ASC 718-10, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards.  The Company did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies.  Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period).  The Company recognizes the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award.  Upon consummation of our Plan of Reorganization, all then outstanding stock options were cancelled.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) (now known as FASB ASC 718), using the modified prospective method.  FASB ASC 718 requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under FASB ASC 718 is similar to the fair value method under FASB ASC 718-10 with respect to measurement and recognition of stock-based compensation expense except that FASB ASC 718 requires an estimate of future forfeitures, whereas FASB ASC 718-10 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occur.  As the Company recognized the impact of forfeitures as they occurred under FASB ASC 718-10, the adoption of FASB ASC 718 resulted in a change in our accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.  There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company awarded options to purchase 2,000 shares of common stock to each of the five non-employee members of the Board of Directors, all of which were granted on September 8, 2008.  The options have an exercise price of $30.00 per share, a ten year life and vested on the first anniversary of the date of grant.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

Nine Months Ended September 30,
2008
Dividend yield	—
Expected volatility	80.00%
Risk-free interest rate	2.96%
Expected life (years)	5.00
Weighted average fair value of options granted	$19.68

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock-Based Compensation.”

Stock Warrants

In connection with the Plan of Reorganization described in Note 2, “Basis of Presentation and Significant Accounting Policies,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received.  Stock warrants to purchase shares of common stock exercised totaled 390,586 and 1,369,368 during the three months ended September 30, 2009 and 2008, respectively, and 404,208 and 1,379,812 during the nine months ended September 30, 2009 and 2008, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of our common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  In total, five year warrants to purchase 318,526 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 778 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 213,432 shares were issued to the warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.

During the three and nine months ended September 30, 2009, seven year warrants to purchase 1,816 shares of common stock were exercised pursuant to the Net Exercise.  Seven year warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.  At September 30, 2009, seven year warrants to purchase 1,179,648 shares of common stock were outstanding.

Derivative Financial Instruments

The Company utilizes interest rate swaps, derivative financial instruments (“derivatives”), to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 (original principal) portion of the Term Loan (as such term is defined in Note 3, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 (original principal) portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 was $1.4 and $1.6, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”) (now known as FASB ASC 815-10).  FASB ASC 815-10 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under FASB ASC 815; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  As of September 30, 2009 and December 31, 2008, the Company’s consolidated balance sheets included net interest rate swap derivative liabilities of $1.4 and $1.6, respectively.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of September 30, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	September 30, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.4	$1.6

Total derivatives designated as hedging instruments	$1.4	$1.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of September 30, 2009.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$22.5	2011	3.65%	1.21%

11.3	2011	2.635%	0.59%

$33.8

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) (now known as FASB ASC 820-10), for the Company’s financial assets and liabilities effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. FASB ASC 820-10 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $113.5 and $81.9 at September 30, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $1.4 and $1.6 in other long-term liabilities in the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.  The Company used third parties to value each of the interest rate swap agreements at September 30, 2009 and December 31, 2008, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and accounts receivable.  The Company does not enter into financial instruments for trading or speculative purposes.  The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.  The Company’s trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  The Company performs ongoing credit evaluations of its customers’ financial condition.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  The Company places its cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.  Given recent developments in the financial markets and the Company’s exposure to customers in the financial services industry, the Company’s ability to collect contractual amounts due from certain customers severely impacted by these developments may be adversely affected.

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

The Company contributed $0.3 for each of the three months ended September 30, 2009 and 2008 and contributed $1.2 for each of the nine months ended September 30, 2009 and 2008, net of forfeitures for its obligations under these plans.

Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”) (now known as FASB ASC 605-45).  FASB ASC 605-45 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes.  Taxes within the scope of FASB ASC 605-45 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes.  In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed.  The Company adopted EITF No. 06-3 effective January 1, 2007.  The Company’s policy is to record taxes within the scope of FASB ASC 605-45 on a net basis.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements at December 31, 2008 to conform to the classifications used at September 30, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (now known as FASB ASC 820-10) effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB ASC 820-10 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of SFAS No. 157 as provided by FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”) (also now known as FASB ASC 820-10) for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (now known as FASB ASC 350) and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35).  The Company adopted SFAS No. 157 on January 1, 2008 with respect to its financial assets and liabilities, as discussed above.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), (now known as FASB ASC 805) to replace SFAS No. 141, “Business Combinations.”  FASB ASC 805 requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”) (now known as FASB ASC 810-10-65).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (“SAB No. 110”) (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2009.

In April 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-5”) (now known as FASB ASC 815-40).  FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of EITF No. 07-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

 In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”) (now known as FASB ASC 840-10).  FASB ASC 840-10 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF No. 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of EITF No. 08-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”) (now known as FASB ASC 260-10).  FASB ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FASB ASC 260-10.  The adoption of EITF No. 03-6-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”) (now known as FASB ASC 825).   FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (now known as FASB ASC 825-10), to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” (now known as FASB ASC 270-10-50) to require those disclosures in all interim financial results, financial position and financial statement disclosures.  FSP No. FAS 107-1 and APB 28-1 became effective for the Company for the three months ended June 30, 2009.  FSP No. FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165") (now known as FASB ASC 855-10) effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of FASB ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FASB ASC 855-10 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Update No. 2009-01, “Amendments based on SFAS No. 168 - The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (the “Codification”).  The Codification became the single source of authoritative GAAP in the U.S., other than rules and interpretative releases issued by the SEC.  The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative.  All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative.  The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place.  Accordingly, the adoption had no impact on the Company’s financial position, results of operations or cash flows.  All prior references to previous GAAP citations in the Company’s consolidated financial statements were updated for the new references under the Codification.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a $60 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The Secured Credit Facility is to be used for general corporate purposes and for capital investment.  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation (the “Initial Lenders”).  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24, advanced at closing (net of related fees and certain debt acquisition costs) and up to $18, which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender (together with the Initial Lenders, the “Lenders”) and increased the amount of the Secured Credit Facility to $90 effective October 1, 2008.  The availability under the Revolver increased to $27 and the Term Loan availability increased to $63, $27 of which represented the Delayed Draw Term Loan.  The additional amount of the Term Loan of $12 was advanced on October 1, 2008.  Additionally, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was initially extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The borrowings under the Secured Credit Facility mature on February 28, 2013.  In connection with the closing of the Secured Credit Facility on February 29, 2008, the Company paid an upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.26125% at September 30, 2009).  Additionally, the Company was originally required to maintain a minimum cash balance at all times of at least $20.

On June 29, 2009, the Company and the Lenders entered into an amendment to the Secured Credit Facility, which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and provided for the reduction of these commitments by $0.8 on each of June 30, 2009 and September 30, 2009 and a further $0.8 reduction on December 31, 2009 in the event that all or a portion of the Delayed Draw Term Loan commitments remain undrawn on such date.  In addition, the obligation to commence making principal payments on any outstanding Delayed Draw Term Loan was extended to March 31, 2010 and the Company’s obligation to maintain a minimum balance of $20 in cash deposits at all times was eliminated.  The Company paid the Lenders a $0.1 amendment fee and paid the administrative agent a work fee.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Term Loan, which originally totaled $36, provides for monthly payments of interest and quarterly installments of principal of $1.08, which began June 30, 2009, increasing to $1.44 on June 30, 2012 with the balance of $18.72, plus accrued unpaid interest, due on February 28, 2013.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24 (original principal) Term Loan outstanding for three years at 3.65%, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008 upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On November 14, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the additional $12 (original principal) under the Term Loan borrowed on October 1, 2008 for three years at 2.635% per annum, plus the applicable margin of 3.00%.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The outstanding amounts of $33.8 under the Term Loan of the Secured Credit Facility at September 30, 2009 are scheduled to be repaid in each annual period as follows:

12 Months Ended September 30,	Amount
2010	$4.3
2011	4.3
2012	5.0
2013	20.2
33.8
Less: current portion of note payable	(4.3)
$29.5

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2009, was renewed and extended until May 1, 2010.

The Company’s Secured Credit Facility contains certain financial and non-financial covenants (“Debt Covenants”).  The Company was in compliance with all of its Debt Covenants as of September 30, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 4:  INCOME TAXES

The (benefit from) provision for income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$0.2	$1.9	$(4.7)	$3.0
Deferred	—	—	—	—
Total income tax provision	$0.2	$1.9	$(4.7)	$3.0

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

The Company recorded a net benefit from income taxes of $4.7 for the nine months ended September 30, 2009, compared to a provision for income taxes of $3.0 for the nine months ended September 30, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of a provision for alternative minimum taxes for 2007 and 2008.  Additionally, at September 30, 2009, the Company provided for certain capital-based state taxes, which partially reduced the benefit from income taxes.

The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  At September 30, 2009 and December 31, 2008, the Company’s tax positions are highly certain tax positions.  Accordingly, no adjustments were required to the consolidated financial statements for any of the periods presented.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME PER COMMON SHARE

Basic income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 23,500,655 and 22,068,514 for the three months ended September 30, 2009 and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 25,612,176 and 24,465,230 for the three months ended September 30, 2009 and 2008, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended September 30, 2009 and 2008, potentially dilutive securities to acquire zero and 23,800 shares of common stock, respectively, were excluded from the calculation of diluted income per share as they were anti-dilutive.  Total weighted average shares utilized in computing basic net income per common share were 23,151,861 and 21,667,166 for the nine months ended September 30, 2009 and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 25,230,937 and 24,414,920 for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, potentially dilutive securities to acquire 12,900 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.  For the nine months ended September 30, 2008, potentially dilutive securities to acquire 13,800 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.

NOTE 6:   STOCK-BASED COMPENSATION

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of Company common stock may be issued pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  As of September 30, 2009, 775,534 common shares were reserved pursuant to outstanding options to purchase shares of common stock and outstanding restricted stock units, and 724,466 common shares were reserved for future grants.

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan, described above, and the Company’s 2003 Stock Incentive Plan reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Stock Incentive Plan became effective on September 8, 2003.  Under the 2003 Stock Incentive Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who are selected to participate.  At September 30, 2009, 1,115,932 common shares had been issued pursuant to vested restricted stock units (including shares of common stock repurchased by the Company to fund estimated income tax liabilities and, in certain cases, minimum withholding obligations), 572,310 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 354,592 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 53,500 common shares were reserved pursuant to outstanding restricted stock units and reserves for 33,578 common shares were cancelled.

Stock Options

The Company did not award any stock options during the three and nine months ended September 30, 2009.  On September 8, 2008, the Company awarded options to purchase 2,000 shares of common stock to each of the five non-employee members of the Board of Directors.  The options have an exercise price of $30.00 per share, a ten year life and vest on the first anniversary of the date of grant.  The Company recognized non-cash stock-based compensation expense related to outstanding stock options amounting to $0.1 and $1.2 for the nine months ended September 30, 2009 and 2008, respectively.  The Company did not recognize any non-cash stock-based compensation expense for the three months ended September 30, 2009 and 2008.  The non-cash stock-based compensation expense for the nine months ended September 30, 2008 included $0.8 incurred with respect to the modification of certain options to purchase common stock (see Note 10, “Employment Contract Termination”).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

The Company did not award any restricted stock units during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company granted 708,200 restricted stock units of which 690,200 restricted stock units were granted during the three months then ended.  Of the 690,200 restricted stock units, 380,000 vest 30% in one year, 10% in two years and 60% in three years, 172,000 of which vested or vest ratably on each of the first, second and third anniversaries of the date of grant and 96,200 of which vested on the first anniversary of the date of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, may earn 42,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon certain performance targets for the fiscal years 2009, 2010 and 2011.  In May 2008, pursuant to the 2003 Plan, the Company awarded 18,000 restricted stock units, which vested on the first anniversary of the date of grant.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $2.5 and $1.7 for the three months ended September 30, 2009 and 2008, respectively, and $8.2 and $8.4 for the nine months ended September 30, 2009 and 2008, respectively.  Included in the expense for the nine months ended September 30, 2008 is a charge of $0.9, with respect to the Company’s purchase of shares from employees in excess of the minimum withholding requirements, as provided by FASB ASC 718.  There were no such amounts incurred in the three and nine months ended September 30, 2009 and the three months ended September 30, 2008.

NOTE 7:   SHAREHOLDERS’ EQUITY

Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 (the “Amended and Restated Rights Agreement”).  The Rights (as defined below) under the Amended and Restated Rights Agreement will expire on August 3, 2010 if the Amended and Restated Rights Agreement is not ratified by the Company’s stockholders by such date and, if ratified, will continue to remain in effect until August 7, 2012 unless sooner terminated by the Company’s Board of Directors.  The following description of the Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

In connection with the initial Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each then outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”).  The dividend was paid on August 7, 2006 to the stockholders of record on that date.

Until the earlier to occur of (i) the date that is 10 days following the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Company’s Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced by the Common Share certificates or book-entry shares.  The Amended and Restated Rights Agreement includes an exception to the definition of “Acquiring Person” for an Excluded Stockholder.  “Excluded Stockholder” is defined to mean JGD Management Corp., York Capital Management, L.P. and certain of their affiliated funds and managed accounts holding Company securities (the “York Group”) and their respective affiliates and associates; provided, however, that, except as otherwise provided in the definition of “Acquiring Person” in the Amended and Restated Rights Agreement, none of the members of the York Group or their affiliates or associates will be an Excluded Stockholder if any such party, individually or collectively, becomes the beneficial owner of 20% or more of the outstanding Common Shares without the prior written consent of the Company.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Rights are not exercisable until the Distribution Date.  The Rights will expire on August 7, 2012, unless earlier redeemed or exchanged, subject to shareholder ratification by August 3, 2010.

The number of outstanding Rights and the number of preferred shares issuable upon exercise of the Rights are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.  The Purchase Price payable and the number of preferred shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Amended and Restated Rights Agreement.

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

At any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the final expiration date, the Company may redeem all, but not less than all, of the outstanding Rights at a price of $0.005 per Right (the “Redemption Price”).  The Rights may also be redeemed at certain other times as described in the Amended and Rested Rights Agreement.  Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the 2003 Plan and the 2008 Plan, weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity have been retroactively adjusted to reflect the two-for-one stock split.

NOTE 8:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss.

Global Voice Networks Limited (“GVN”)

 AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages to settle the liability portion of the trial and reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 and $8.5 was paid in 2007 and 2008, respectively, and $1.2 was included in accrued expenses at December 31, 2008.  The obligation was denominated in British pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had $0.7 included in accrued expenses at September 30, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal.  Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC.  In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal.  In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $0.7 and $1.7 for the three and nine months ended September 30, 2008, respectively.

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008, was included as contract termination revenue in the three and nine months ended September 30, 2008.

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

NOTE 9:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended September 30, 2009 and 2008, and $0.3 for each of the nine months ended September 30, 2009 and 2008.  No amounts were outstanding at each of September 30, 2009 and December 31, 2008.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 10:   EMPLOYMENT CONTRACT TERMINATION

On March 4, 2008, the employment contract of Michael A. Doris, the Company’s former Senior Vice President and Chief Financial Officer, was modified and then terminated.  Pursuant to the modification, the Company paid Mr. Doris upon termination (i) $0.3; (ii) all salary and bonuses earned but not yet paid; (iii) all accrued and unused paid time off days; and (iv) health and welfare benefits for eighteen (18) months or such shorter period if he receives comparable benefits from another employer, and executed and delivered a consulting agreement with Mr. Doris.  Pursuant to the consulting agreement, in exchange for Mr. Doris’ provision of consulting services to the Company for a period of nine months, Mr. Doris was paid (i) $0.3 (his annual salary prorated per week for nine months); and (ii) (a) a bonus of $0.05 (the “2006 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2006 and (b) a bonus of $0.05 (the “2007 Filing Bonus”) upon the filing with the SEC of Form 10-K with respect to the Company’s fiscal year ended December 31, 2007.  In addition, Mr. Doris’ stock unit agreement dated as of August 7, 2007 was amended to provide that (i) the shares underlying the 20,000 restricted stock units (which became vested upon his termination without cause) be delivered to Mr. Doris on January 5, 2009; and (ii) the Company repurchase at the then market price such number of shares as required to meet the Company’s estimate of Mr. Doris’ federal and state income taxes due with respect to the delivery of the restricted stock units.  The aggregate value of the benefits delivered to Mr. Doris (including the value of restricted stock units that vested in accordance with their terms) was $1.6, of which $1.2 was recognized in selling, general and administrative expenses in the three months ended March 31, 2008.  Additionally, in the three months ended March 31, 2008, the Company recorded additional non-cash stock-based compensation expense of $0.7 relating to the modification of his options to purchase common shares in connection with the modification and termination of Mr. Doris’ employment agreement.

NOTE 11:  SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (now known as FASB ASC 280-10), defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources.  The Company operates its business as one operating segment.

Geographic Information

 Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
United States	$83.9	$73.9	$242.9	$205.9
United Kingdom	9.6	9.4	25.7	27.5
Eliminations	(1.1)	(1.2)	(2.8)	(3.3)
Consolidated Worldwide	$92.4	$82.1	$265.8	$230.1

	As of
	September 30, 2009	December 31, 2008
Long-lived assets
United States	$418.4	$374.5
United Kingdom	27.8	23.8
Other	0.1	0.1
Consolidated Worldwide	$446.3	$398.4

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 12: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain on settlement or reversal of liabilities	$—	$—	$0.7	$0.1
(Loss) gain on foreign currency	(0.5)	(1.9)	2.1	(1.8)
(Loss) gain on sale or disposition of property and equipment	(0.2)	(0.1)	(1.1)	1.1
Other	0.2	—	0.2	0.1
Total	$(0.5)	$(2.0)	$1.9	$(0.5)

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Value Added Tax

In March 2008, the Company, through ACUK, sold certain sub-duct to an unaffiliated third party for £0.75 British pounds ($1.5 based upon the translation rate at that time) along with certain duct that was subject to a security interest in favor of unaffiliated third parties for a nominal amount.  Her Majesty’s Revenue and Customs (“HMRC”) in the U.K. has raised an issue as to whether the sale of the duct is deemed an exempt supply, in which case the value added tax (“VAT”) that was recovered from HMRC at the time of construction, would become repayable.  The Company believes that based upon the original cost of the construction, its maximum exposure would be approximately £1.6 British pounds ($2.5 based upon the September 30, 2009 translation rate), based upon applicable VAT rates without regard to interest and penalties.  To date, HMRC has not made any assessment of VAT against the Company.  The Company believes that it has adequate defenses against any potential assessment.  Accordingly, the Company has not reflected an accrual for this liability in the financial statements as of and for the nine months ended September 30, 2009.

NOTE 14: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest does not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company are subordinated to distributions to the preferred members of their original investment plus a preferred return and the Company’s interest does not provide any level of control.  Based upon amounts contributed through September 30, 2009, the Company’s nominal ownership interest is approximately 15.4% of equity.  MediaX is a start-up company with no significant operating history.  These factors indicated that the fair value of the Company’s investment in MediaX is not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $0.5 and 0.4 during the three months ended September 30, 2009 and 2008, respectively, and $1.3 and $0.8 during the nine months ended September 30, 2009 and 2008, respectively, which represent the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  The Company will record distributions from MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.1 during each of the three months ended September 30, 2009 and 2008, and $0.4 during each of the nine months ended September 30, 2009 and 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 15:   COMMITMENT

In May 2009, the Company and the landlord at its executive offices at 360 Hamilton Avenue, White Plains, New York, modified and extended the term of the Company’s lease effective May 1, 2009 (the “Lease Effective Date”), pursuant to the Fourth Lease Modification, Extension and Rental Reset Agreement (the “Lease Modification”).  Under the terms of the Lease Modification, the lease, which was originally scheduled to expire on May 31, 2010, was extended for an additional term of 10 years to May 31, 2020.  The Lease Modification provides for Fixed Annual Rent, as defined, totaling $11.9 from the Lease Effective Date through the extended lease term, less an abatement of $1.1, which shall be applied in 13 equal monthly installments from May 2009 to December 2009 and from May 2010 to September 2010.

NOTE 16:   SUBSEQUENT EVENTS

In accordance with SFAS No. 165, the Company evaluated subsequent events through November 5, 2009 immediately prior to the release of these consolidated financial statements.

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

On-Net Buildings

Our metro networks connect to over 1,900 buildings in our U.S. markets and approximately 300 in London through our lateral cables, which cover over 1,000 route miles and over 100,000 fiber miles (which are part of the 1.9 million fiber miles previously described). These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 1,400 enterprise locations in the U.S. and over 200 in London, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission critical for our customers.

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

In addition to our U.S. based facilities, we are a member of the TAT-14 consortium, which provides us with undersea capacity between the U.S. and Europe.  We are also currently a member of the JUS consortium, which provides us with undersea capacity between the U.S. and Japan.  We use leased circuit capacity in continental Europe to provide connectivity among our key IP presence locations.  We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS. In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system.  Together, these networks provide us high-bandwidth capability among our metro networks and certain key markets in Europe and Japan.

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

In late 2008, we modified our service groupings and related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for 2007 and 2006 for comparative purposes and trend analysis.  However, our revenue for 2007 compared to 2006 included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007, reflects the original service groupings as reported.  These groupings consisted of: fiber services, metro transport services, IP services and long haul services.  Our data centers, which represented a fifth service, were sold in 2006.

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

Metro Services

We offer a number of high-bandwidth metro service offerings in our active metro markets ranging from 100 Mbps to 40 Gbps connectivity.  These services range from simple point-to-point ethernet connectivity to complex multi-node wavelength-division multiplexing (“WDM”) solutions.  Our metro services have a number of important features that differentiate us from many of our competitors:

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

We also offer a full range of Metro Ethernet services including point-to-point and multi-point service configurations at 100 mbps, 1,000 mbps and 10,000 mbps speeds.  We offer three different classes of our Metro Ethernet services with three different price points (higher, middle and lower) based upon level of service: (1) Private Metro Ethernet, which utilizes customer dedicated equipment and fiber to deliver a completely private service with all of the associated operational, performance and security benefits; (2) Dedicated Metro Ethernet, which utilizes shared equipment with reserved/guaranteed capacity, delivered to the customer location through dedicated fiber; and (3) Standard Metro Ethernet, which utilizes shared equipment on a shared capacity basis, delivered to the customer location through dedicated fiber.

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

Our sales strategy includes:

•	Positioning ourselves as a premier provider of private fiber optic transport solutions and Internet connectivity services.
•	Focusing on Fortune 1000 enterprises as well as content rich and data-driven companies (i.e. media, web-centric, and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment, and telecommunications sectors.  Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands.  Major web-centric companies similarly have needs for significant bandwidth and reliable networks.  Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base.  Telecommunications service providers continue to utilize our metro fiber networks to connect to their customers, as well as to data centers and other traffic aggregation points.  Potential drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, compliance requirements under complex regulations such as the Sarbanes-Oxley Act or the Health Insurance Portability and Accountability Act (“HIPAA”) and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three and nine months ended September 30, 2009 and 2008, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business.  These metrics facilitate timely and effective communication of results and key decisions, allowing management to react to changing requirements and changes in our key performance indicators.  Some of the key financial indicators we use include cash flow, monthly expense analysis, incremental contractual booking of new customer business, new customer installations, churn of existing business, and capital committed and expended.  Starting with the quarter ended September 30, 2009, we also began to analyze the dollar value of customer contract activity based on the following categories: (i) contract bookings from new customers; (ii) net contract activities with existing customers; and (iii) final customer contract terminations, the aggregate of these three indicators representing our net customer contract activity.  Net customer contract activity represents the net amount of revenue expected to be added or subtracted from our monthly revenue run rate as services to customers are installed or disconnected and is an indicator of future revenue growth.

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 636 as of September 30, 2009, 558 of which were employed in the U.S., 76 in the U.K., one in the Netherlands and one in Japan.

In late 2008, we modified our service groupings and the related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for the three and nine months ended September 30, 2008 for comparative purposes and trend analysis.

2009 Highlights

Our consolidated revenue increased by $35.7 million, or 15.5%, from $230.1 million to $265.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, driven by increases from our domestic metro, fiber infrastructure and WAN services.

For the nine months ended September 30, 2009, we generated operating income of $71.4 million, compared to operating income of $29.8 million for the nine months ended September 30, 2008 and net income of $74.7 million for the nine months ended September 30, 2009, compared to $25.0 million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we recorded a federal income tax benefit, net of a provision for alternative minimum taxes and certain capital-based state taxes, of $4.7 million representing income taxes either provided for or paid with respect to the years ended December 31, 2007 and 2008.  This benefit was recorded based upon the expected tax benefit to be realized with respect to tax depreciation in 2009 that was limited in previous years.  At September 30, 2009, we had $122.5 million of unrestricted cash, compared to $87.1 million of unrestricted cash at December 31, 2008, an increase in liquidity of $35.4 million.  The increase in cash at September 30, 2009 was primarily attributable to cash generated by operating activities of $105.0 million and proceeds from the exercise of stock options and stock warrants totaling $12.5 million, partially offset by cash used to purchase property and equipment of $80.0 million, scheduled debt payments (including the capital lease obligation) totaling $2.4 million and stock repurchased into treasury of $0.3 million for the nine months ended September 30, 2009.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the nine months ended September 30, 2009, our cash flow generated by operating activities increased compared to the nine months ended September 30, 2008, as a result of the improvement in operating results.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through September 30, 2010.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Our revenue increased for the first nine months of 2009 compared to the same period in 2008.  Our costs of revenue increased marginally during this period, and our selling, general and administrative expenses decreased in 2009 compared to 2008, which resulted in an improvement in our operating income.  Our operating results for the nine months ended September 30, 2008 were favorably impacted by the non-cash settlement of our dispute with SBC of $3.5 million, which was substantially offset by the write-off of our investment in a new information technology platform of $2.3 million, both of which were recognized in the three months ended September 30, 2008.  In addition, our operating results for the nine months ended September 30, 2008 were impacted by the March 2008 charges taken with respect to Mr. Doris’ severance ($0.7 million), the acceleration of the vesting of Mr. Doris’ restricted stock units ($0.5 million) and the modification of his stock option agreement ($0.7 million), which were included in selling, general and administrative expenses during the nine months ended September 30, 2008.  Furthermore, consolidated professional and consulting fees were $3.8 million during the nine months ended September 30, 2009, compared to $9.3 million during the nine months ended September 30, 2008, which was attributable to the normalization of our financial reporting.

Outlook

Our outlook for the remainder of 2009 and beyond remains tempered by the overall negative economic trends and weakness in parts of the economy.  We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base in the fourth quarter of 2009.  For the three and nine months ended September 30, 2009, net customer contract activity was lower than net customer contract activity in the comparable prior year periods.  As we stated in “Key Performance Indicators” above, net customer contract activity is a key indicator of our future revenue growth.

We continue to maintain a strong cash position and additionally, have access to financing through our Secured Credit Facility, if needed.

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide.  We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers.  Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages (which decline over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment plus an acceptable return, and which are reported as contract termination revenue.  A portion of our revenue is also derived from annual and month-to-month contracts.

Costs of revenue

Costs of revenue primarily include the following: (i) real estate expenses for all operational sites; (ii) costs incurred to operate our networks, such as licenses, right-of-way, permit fees and professional fees related to our networks; (iii) third party telecommunications, fiber and conduit expenses; (iv) repairs and maintenance costs incurred in connection with our networks; and (v) employee-related costs relating to the operation of our networks (excluding related bonuses).

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consists of (i) employee-related costs such as salaries and benefits, and non-cash stock-based compensation expense and bonus accruals; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) taxes (other than income taxes), including property taxes and trust fund-related taxes such as gross receipts taxes; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

Fresh Start Accounting

Our emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003.  Although the Effective Date of the Plan of Reorganization was September 8, 2003, we accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires us to allocate the reorganization value of our assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) (now known as FASB ASC 852-10).  We developed a set of financial projections which were utilized by an expert to assist us in estimating the fair value of our assets and liabilities.  The expert utilized various valuation methodologies, including, (1) a comparison of the Company and our projected performance to that of comparable companies, (2) a review and analysis of several recent transactions of companies in similar industries to ours, and (3) a calculation of the enterprise value based upon the future cash flows based upon our projections.

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

Revenue Recognition

Revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services is recognized as services are provided.  Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets and are subsequently amortized into income over the fixed contract term.

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” (now known as FASB ASC 605-10), as amended by SEC SAB No. 104, “Revenue Recognition,” (also now known as FASB ASC 605-10), we generally amortize revenue related to installation services on a straight-line basis over the fixed contract term, which generally ranges from two to twenty years.

Contract termination revenue is recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three and nine months ended September 30, 2009 and 2008, we included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $0.3 million and $4.4 million in the three months ended September 30, 2009 and 2008, respectively, and $3.0 million and $6.7 million in the nine months ended September 30, 2009 and 2008, respectively.

Accounts Receivable Reserves

Sales Credit Reserves

During each reporting period, we must make estimates for potential future sales credits to be issued with respect to current revenue, related to billing errors, service interruptions and customer disputes, which are recorded as a reduction in revenue.  We analyze historical credit activity and changes in customer demand related to current billing and service interruptions when evaluating our credit reserve requirements.  We reserve for known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims.  We also estimate a sales credit reserve related to unknown billing errors and disputes based on such historical credit activity.  The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and assumption.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At September 30, 2009 and December 31, 2008, the Company had $31.5 million and $14.8 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.8 million and $2.7 million for the three months ended September 30, 2009 and 2008, respectively, and $8.4 million and $8.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  We capitalized relocation costs amounting to $0.9 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $2.6 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.1 million and $0.3 million ($0.06 million and $0.2 million on a net book value basis) for the three and nine months ended September 30, 2009, respectively, and, which on an original cost basis, totaled $0.3 million ($0.2 million on a net book value basis) for the nine months ended September 30, 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), we will capitalize interest on certain construction projects.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and nine months ended September 30, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning in determining whether a triggering event has occurred.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 and $0.4 at September 30, 2009 and 2008, respectively.  We also recorded a provision for equipment impairment of $0.5 in the nine months ended September 30, 2009 to record the loss in value of certain equipment eventually sold to an unaffiliated third party.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (now known as FASB ASC 410-20), we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  We have asset retirement obligations related to the de-commissioning and removal of equipment, restoration of leased facilities and the removal of certain fiber and conduit systems.  Considerable management judgment is required in estimating these obligations.  Important assumptions include estimates of asset retirement costs, the timing of future asset retirement activities and the likelihood of contractual asset retirement provisions being enforced.  Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.3 million and $7.1 million at September 30, 2009 and December 31, 2008, respectively, of which $4.0 million were included in “Accrued expenses,” for each period and $3.3 million and $3.1 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.1 million and $0.07 million for the three months ended September 30, 2009 and 2008, respectively, and $0.2 million, and $0.21 million for the nine months ended September 30, 2009 and 2008, respectively.

Derivative Financial Instruments

We utilize interest rate swaps, derivative financial instruments (“derivatives”), to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million (original principal) portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million (original principal) portion of the Term Loan provided by SunTrust Bank.  See Note 3, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss each at September 30, 2009 and December 31, 2008 was $1.4 million and $1.6 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”) (now known as FASB ASC 815-10).  FASB ASC 815-10 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under FASB ASC 815; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

We minimize our credit risk relating to counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.  We do not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  As of September 30, 2009 and December 31, 2008, our consolidated balance sheets included net interest rate swap derivative liabilities of $1.4 million and $1.6 million, respectively.

Derivatives recorded at fair value in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	September 30, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.4	$1.6

Total derivatives designated as hedging instruments	$1.4	$1.6

(*)  The derivative liabilities are two interest rate swap agreements with original three year terms.  They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of September 30, 2009.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$22.5	2011	3.65%	1.21%

11.3	2011	2.635%	0.59%

$33.8

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

  Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) (now known as FASB ASC 820-10), for our financial assets and liabilities effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  FASB ASC 820-10 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

Our investment in overnight money market institutional funds, which amounted to $113.5 million and $81.9 million at September 30, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $1.4 and $1.6 million in other long-term liabilities in the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.  We used third parties to value each of the interest rate swap agreements at September 30, 2009 and December 31, 2008, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of temporary cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes.  Our cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.  Our trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  We perform ongoing credit evaluations of our customers’ financial condition.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  We place our cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.  Given recent developments in the financial markets and our exposure to customers in the financial services industry, our ability to collect contractual amounts due from certain customers severely impacted by these developments may be adversely affected.

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  Our foreign exchange transaction gains (losses) are generally included in “other (expense) income, net” in the consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) (now known as FASB ASC 740-10) when, despite our belief that our tax return positions are appropriate and supportable under appropriate tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We have evaluated our tax positions for items of uncertainty in accordance with Interpretation No. 48 and have determined that our tax positions are highly certain within the meaning of Interpretation No. 48.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

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

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”) (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) (now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  See Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Under the fair value provisions of FASB ASC 718-10, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards.  We did not have a historical basis for determining the volatility and expected life assumptions in the model due to our limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies.  Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period).  We recognize the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award.  Upon consummation of our Plan of Reorganization, all then outstanding stock options were cancelled.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) (now known as FASB ASC 718), using the modified prospective method.  FASB ASC 718 requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under FASB ASC 718 is similar to the fair value method under FASB ASC 718 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas FASB ASC 718-10 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occurred.  As we had recognized the impact of forfeitures as they occurred under FASB ASC 718-10, the adoption of FASB ASC 718 resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.  There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company awarded options to purchase 2,000 shares of common stock to each of the five non-employee members of the Board of Directors, all of which were granted on September 8, 2008.  The options have an exercise price of $30.00 per share, a ten year life and vested on the first anniversary of the date of grant.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

Nine Months Ended September 30,
2008
Dividend yield	—
Expected volatility	80.00%
Risk-free interest rate	2.96%
Expected life (years)	5.00
Weighted average fair value of options granted	$19.68

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$265.8	$230.1	$35.7	15.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	95.6	94.5	1.1	1.2%
Selling, general and administrative expenses	61.1	68.8	(7.7)	(11.2)%
Depreciation and amortization	37.7	37.0	0.7	1.9%
Operating income	71.4	29.8	41.6	139.6%
Other income (expense):
Interest income	0.3	1.4	(1.1)	(78.6)%
Interest expense	(3.6)	(2.7)	0.9	33.3%
Other income (expense), net	1.9	(0.5)	(2.4)	NM
Income before income taxes	70.0	28.0	42.0	150.0%
(Benefit from) provision for income taxes	(4.7)	3.0	(7.7)	(256.7)%
Net income	$74.7	$25.0	$49.7	198.8%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the nine months ended September 30, 2009 was $74.7 million, compared to $25.0 million for the nine months ended September 30, 2008, an increase of $49.7 million, or 198.8%.  The principal reasons for the increase were an increase in revenue of $35.7 million, a decrease in selling, general and administrative expenses of $7.7 million, and the difference between the net income tax benefit of $4.7 million recorded for the nine months ended September 30, 2009 and the income tax provision of $3.0 million recorded for the nine months ended September 30, 2008, which were partially offset by an increase in costs of revenue of $1.1 million, and an increase in depreciation and amortization of $0.7 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $265.8 million for the nine months ended September 30, 2009, compared to $230.1 million for the nine months ended September 30, 2008, an increase of $35.7 million, or 15.5%.  Revenue from our U.S. operations increased by $36.6 million, or 17.8%, from $205.7 million for the nine months ended September 30, 2008 to $242.3 million for the nine months ended September 30, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $20.9 million, or 43.1%, from $48.5 million for the nine months ended September 30, 2008 to $69.4 million for the nine months ended September 30, 2009, revenue from fiber infrastructure services increased by $6.2 million, or 5.5%, from $111.9 million for the nine months ended September 30, 2008 to $118.1 million for the nine months ended September 30, 2009 and revenue from WAN services increased by $14.2 million, or 40.3%, from $35.2 million for the nine months ended September 30, 2008 to $49.4 million for the nine months ended September 30, 2009.  Revenue from our foreign operations, primarily in the U.K., decreased by $0.9 million, or 3.7%, from $24.4 million for the nine months ended September 30, 2008 to $23.5 million for the nine months ended September 30, 2009.  The primary reason for this decrease was the strengthening of the U.S. dollar against the British pound during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The translation rate of British pounds to U.S. dollars decreased 20.8% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Costs of revenue.  Consolidated costs of revenue for the nine months ended September 30, 2009 was $95.6 million, compared to $94.5 million for the nine months ended September 30, 2008, an increase of $1.1 million, or 1.2%.  Consolidated costs of revenue as a percentage of revenue was 36.0% for the nine months ended September 30, 2009, compared to 41.1% for the nine months ended September 30, 2008, resulting in consolidated gross profit margin of 64.0% and 58.9% for the nine months ended September 30, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $87.2 million and $87.0 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $0.2 million, or 0.2%. The increase in the domestic costs of revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was attributable principally to (i) an increase of $2.6 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; and (ii) an increase of $2.0 million in payroll-related expenses, primarily related to the increase in headcount in our network management, strategic initiatives and fiber operations.  These increases were partially offset by (i) a decrease of $2.2 million in long haul expenses including $1.0 million incurred in 2008 with respect to temporarily needed leased capacity; (ii) a decrease of $1.3 million in amounts rebilled to customers for equipment sales (for which there was a corresponding decrease in related revenue); and (iii) a decrease of $0.8 million in installation costs.  Additionally, the nine months ended September 30, 2009 includes a provision for equipment impairment relating to inventory of $0.9 million, compared to a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million for the nine months ended September 30, 2008. The costs of revenue for our foreign operations was $8.4 million for the nine months ended September 30, 2009, compared to $7.5 million for the nine months ended September 30, 2008, an increase of $0.9 million, or 12.0%.  Increases in right-of-way, third party network costs, leased fiber costs and repairs and maintenance charges were partially offset by the strengthening of the U.S. dollar against the British pound, decreasing the comparative translation rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the nine months ended September 30, 2009 was $61.1 million, compared to $68.8 million for the nine months ended September 30, 2008, a decrease of $7.7 million, or 11.2%.  SG&A as a percentage of revenue was 23.0% for the nine months ended September 30, 2009, compared to 29.9% for the nine months ended September 30, 2008.  In the U.S., SG&A was $53.9 million for the nine months ended September 30, 2009, compared to $60.3 million for the nine months ended September 30, 2008, a decrease of $6.4 million, or 10.6%.  SG&A for our U.S. operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 decreased primarily due to a $4.9 million decrease in professional fees due to the normalization of our financial reporting and a decrease of $1.7 million in domestic non-cash stock-based compensation expense from $9.3 million in the nine months ended September 30, 2008 to $7.6 million in the nine months ended September 30, 2009.  The primary reasons for the decrease in non-cash stock-based compensation expense were (i) the non-cash compensation expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract; and (ii) the non-cash compensation expense of $0.7 associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination, both of which were incurred during the three months ended March 31, 2008.  See Note 10, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  We also had an impairment charge of $2.3 million with respect to an asset abandonment during the nine months ended September 30, 2008 (see Note 2, “Basis of Presentation and Significant Accounting Policies - Asset Abandonment,” for a further discussion).  These decreases were partially offset by an increase in domestic payroll and payroll-related expenses of $1.7 million from $28.1 million for the nine months ended September 30, 2008 to $29.8 million for the nine months ended September 30, 2009 primarily due to an increase in headcount and an increase in bonus accrual of $0.8 million, partially offset by a decrease in severance expense of $0.7 million.   In addition, transaction-based taxes increased by $1.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  SG&A from our foreign operations was $7.2 million for the nine months ended September 30, 2009, compared to $8.5 million for the nine months ended September 30, 2008, a decrease of $1.3 million, or 15.3%.  Increases in payroll-related expenses exceeded the reduction in professional fees in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, which was more than offset by the strengthening of the U.S. dollar against the British pound during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Depreciation and amortization.  Consolidated depreciation and amortization was $37.7 million for the nine months ended September 30, 2009, compared to $37.0 million for the nine months ended September 30, 2008, an increase of $0.7 million, or 1.9%.  Consolidated depreciation and amortization as a percentage of revenue was 14.2% for the nine months ended September 30, 2009, compared to 16.1% for the nine months ended September 30, 2008.  Depreciation and amortization decreased as a result of the elimination of depreciation expense associated with property and equipment that became fully depreciated since September 30, 2008.  This decrease was partially offset by the additions to property and equipment for the nine months ended September 30, 2009 and the full period effect of depreciation on property and equipment acquired after December 31, 2007.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $1.4 million for the nine months ended September 30, 2008 to $0.3 million for the nine months ended September 30, 2009.  The decrease of $1.1 million, or 78.6%, was primarily due to the decrease in short-term interest rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, partially offset by an increase in average balances available for investment.

 Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $2.7 million for the nine months ended September 30, 2008 to $3.6 million for the nine months ended September 30, 2009.  This increase of $0.9 million, or 33.3%, was primarily due to interest expense incurred relating to the Secured Credit Facility, of which $36 million was outstanding under the Term Loan for the first six months of the nine month period ended September 30, 2009 and $34.9 million was outstanding under the Term Loan for the last three months of the nine month period ended September 30, 2009, compared to $24 million outstanding under the Term Loan for only seven months during the nine month period ended September 30, 2008.

Other income (expense), net. Other income (expense), net consists primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income (expense), net consisted of other income, net of $1.9 million for the nine months ended September 30, 2009, compared to a net expense of $0.5 million for the nine months ended September 30, 2008, a difference of $2.4 million.  In the U.S., other income (expense), net consisted of other income, net of $0.6 million for the nine months ended September 30, 2009, compared to a net expense of $0.2 million for the nine months ended September 30, 2008, a difference of $0.8 million.  For our foreign operations, other income (expense), net consisted of other income, net of $1.3 million for the nine months ended September 30, 2009, compared to a net expense of $0.3 million for the nine months ended September 30, 2008, a difference of $1.6 million.  For the nine months ended September 30, 2009, consolidated other income, net was comprised of a gain on foreign currency of $2.1 million, gains arising from the reversal of certain tax liabilities of $0.7 million and other gains of 0.2 million, offset by a net loss on the sale or disposition of property and equipment of $1.1 million.  For the nine months ended September 30, 2008, consolidated other expense, net was comprised of a loss on foreign currency of $1.8 million, offset by a gain on the sale of certain networks in the U.K. of $1.1 million, gains arising from the reversal of certain tax liabilities of $0.1 million and other gains of $0.1 million.

 (Benefit from) provision for income taxes. We recorded a benefit from income taxes of $4.7 million for the nine months ended September 30, 2009, compared to a provision for income taxes of $3.0 million for the nine months ended September 30, 2008.  The benefit is based upon the anticipated 2009 loss for income tax purposes.  The benefit recorded represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of the provision for alternative minimum taxes and certain capital-based state taxes.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$92.4	$82.1	$10.3	12.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	33.9	32.1	1.8	5.6%
Selling, general and administrative expenses	20.3	22.9	(2.6)	(11.4)%
Depreciation and amortization	13.5	12.2	1.3	10.7%
Operating income	24.7	14.9	9.8	65.8%
Other income (expense):
Interest income	—	0.5	(0.5)	(100.0)%
Interest expense	(1.3)	(1.1)	0.2	18.2%
Other expense, net	(0.5)	(2.0)	(1.5)	(75.0)%
Income before income taxes	22.9	12.3	10.6	86.2%
Provision for income taxes	0.2	1.9	(1.7)	(89.5)%
Net income	$22.7	$10.4	$12.3	118.3%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended September 30, 2009 was $22.7 million, compared to $10.4 million for the three months ended September 30, 2008, an increase of $12.3 million, or 118.3%.  The principal reasons for the increase were an increase in revenue of $10.3 million, a decrease in selling, general and administrative expenses of $2.6 million and a decrease in other expense, net of $1.5 million, partially offset by an increase in costs of revenue of $1.8 million, and decreases in interest income of $0.5 million and interest expense of $0.2 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $92.4 million for the three months ended September 30, 2009, compared to $82.1 million for the three months ended September 30, 2008, an increase of $10.3 million, or 12.5%.  Revenue from our U.S. operations increased by $9.8 million, or 13.3%, from $73.8 million for the three months ended September 30, 2008 to $83.6 million for the three months ended September 30, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $7.2 million, or 40.9%, from $17.6 million for the three months ended September 30, 2008 to $24.8 million for the three months ended September 30, 2009, revenue from fiber infrastructure services increased by $2.5 million, or 6.6%, from $38.0 million for the three months ended September 30, 2008 to $40.5 million for the three months ended September 30, 2009 and revenue from WAN services increased by $4.4 million, or 34.6%, from $12.7 million for the three months ended September 30, 2008 to $17.1 million for the three months ended September 30, 2009.  Revenue from our foreign operations, primarily in the U.K., increased by $0.5 million, or 6.0%, from $8.3 million for the three months ended September 30, 2008 to $8.8 million for the three months ended September 30, 2009.  The primary reason for this increase was the growth in our U.K. metro revenue, which was partially offset by the strengthening of the U.S. dollar against the British pound during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The translation rate of British pounds to U.S. dollars decreased 13.5% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Costs of revenue.  Consolidated costs of revenue for the three months ended September 30, 2009 was $33.9 million, compared to $32.1 million for the three months ended September 30, 2008, an increase of $1.8 million, or 5.6%.  Consolidated costs of revenue as a percentage of revenue was 36.7% for the three months ended September 30, 2009, compared to 39.1% for the three months ended September 30, 2008, resulting in consolidated gross profit margin of 63.3% and 60.9% for the three months ended September 30, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $30.7 million and $29.4 million for the three months ended September 30, 2009 and 2008, respectively, an increase of $1.3 million, or 4.4%.  The increase in the domestic costs of revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was attributable principally to (i) an increase of $1.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; and (ii) an increase of $1.0 million for expenses associated with third party network costs.  Additionally, both the three months ended September 30, 2009 and September 30, 2008 include a provision for equipment impairment relating to inventory of $0.4 million and the three months ended September 30, 2008 included a lease abandonment cost of $0.7 million.  The costs of revenue for our foreign operations was $3.2 million for the three months ended September 30, 2009, compared to $2.7 million for the three months ended September 30, 2008, an increase of $0.5 million, or 18.5%.  Increases in payroll, right-of-way, third party network costs, leased fiber costs and repairs and maintenance charges exceeded the benefit from the strengthening of the U.S. dollar against the British pound, decreasing the comparative translation rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended September 30, 2009 was $20.3 million, compared to $22.9 million for the three months ended September 30, 2008, a decrease of $2.6 million, or 11.4%.  SG&A as a percentage of revenue was 22.0% for the three months ended September 30, 2009, compared to 27.9% for the three months ended September 30, 2008.  In the U.S., SG&A was $18.0 million for the three months ended September 30, 2009, compared to $19.8 million for the three months ended September 30, 2008, a decrease of $1.8 million, or 9.1%.  SG&A for our U.S. operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased primarily due to a $1.9 million decrease in professional fees due to the normalization of our financial reporting.  We also had an impairment charge of $2.3 million with respect to an asset abandonment during the three months ended September 30, 2008 (see Note 2, “Basis of Presentation and Significant Accounting Policies - Asset Abandonment,” for a further discussion).  These decreases were partially offset by an increase of $0.8 million in domestic non-cash stock-based compensation expense from $1.6 million in the three months ended September 30, 2008 to $2.4 million in the three months ended September 30, 2009, an increase in domestic payroll and payroll-related expenses of $0.8 million from $9.1 million for the three months ended September 30, 2008 to $9.9 million for the three months ended September 30, 2009 and an increase in transaction-based taxes of $0.7 million.  SG&A from our foreign operations was $2.3 million for the three months ended September 30, 2009, compared to $3.1 million for the three months ended September 30, 2008, a decrease of $0.8 million, or 25.8%, as increases in payroll-related expenses were more than offset by reductions in professional fees with a further reduction caused by the strengthening of the U.S. dollar against the British pound.

Depreciation and amortization.  Consolidated depreciation and amortization was $13.5 million for the three months ended September 30, 2009, compared to $12.2 million for the three months ended September 30, 2008, an increase of $1.3 million, or 10.7%.  Consolidated depreciation and amortization as a percentage of revenue was 14.6% for the three months ended September 30, 2009, compared to 14.9% for the three months ended September 30, 2008.  This increase was primarily attributable to additions of property and equipment for the three months ended September 30, 2009 and the full period effect of depreciation on property and equipment acquired after June 30, 2008.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased by $0.5 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The decrease of $0.5 million was primarily due to the decrease in short-term interest rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, partially offset by an increase in average balances available for investment.

 Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $1.1 million for the three months ended September 30, 2008 to $1.3 million for the three months ended September 30, 2009.  This increase of $0.2 million, or 18.2%, was primarily due to interest expense incurred relating to the Secured Credit Facility, of which $34.9 million was outstanding under the Term Loan for the three month period ended September 30, 2009, compared to $24 million outstanding under the Term Loan for the three month period ended September 30, 2008.

Other expense, net. Other expense, net consists primarily of expense or income from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other expense, net was a net expense of $0.5 million for the three months ended September 30, 2009, compared to a net expense of $2.0 million for the three months ended September 30, 2008, a decrease in other expense of $1.5 million, or 75.0%.  In the U.S., other income, net was $0.2 million for the three months ended September 30, 2009, compared to $0.1 million for the three months ended September 30, 2008, an increase in other income of $0.1 million.  For our foreign operations, other expense, net was a net expense of $0.7 million for the three months ended September 30, 2009, compared to a net expense of $2.1 million for the three months ended September 30, 2008, a decrease in other expense of $1.4 million.  For the three months ended September 30, 2009, consolidated other expense, net was comprised of a loss on foreign currency of $0.5 million, a loss on the sale or disposition of property and equipment of $0.2 million offset by other gains of $0.2 million.  For the three months ended September 30, 2008, consolidated other expense, net was comprised of a loss on foreign currency of $1.9 million and a loss on sale or disposition of property and equipment of $0.1 million.

Provision for income taxes. We recorded a provision for income taxes of $0.2 million for the three months ended September 30, 2009, compared to a provision for income taxes of $1.9 million for the three months ended September 30, 2008.  The provision for income taxes during the three months ended September 30, 2009 was provided for certain capital-based state taxes.  The provision for income taxes during the three months ended September 30, 2008 was provided for estimated federal income taxes and certain capital-based state taxes.

Liquidity and Capital Resources

We had working capital of $59.5 million at September 30, 2009, compared to working capital of $11.8 million at December 31, 2008, an increase of $47.7 million.  This increase was primarily attributable to an increase in unrestricted cash of $35.4 million from $87.1 million at December 31, 2008 to $122.5 million at September 30, 2009.  The increase in unrestricted cash was primarily attributable to cash provided by operating activities, partially offset by cash used in investing activities, which are discussed more fully below.  These increases were partially offset by an increase in prepaid costs and other current assets of $3.7 million, a decrease in accounts payable and accrued expenses of $9.2 million and $7.1 million, respectively, and the increase in accounts receivable, net of $3.4 million.

Net cash provided by operating activities was $105.0 million during the nine months ended September 30, 2009, compared to $76.4 million during the nine months ended September 30, 2008, an increase of $28.6 million.  Net cash provided by operating activities during the nine months ended September 30, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $37.7 million and stock-based compensation expense of $8.3 million.  Additionally, cash provided by operating activities included the collection of $12.0 million in connection with the delivery of services to a customer in the nine months ended September 30, 2009, which is being recognized ratably as revenue over the related 60 month contract term, net of amortization of other installation payments and prepayments for services.  Net cash provided by operating activities during the nine months ended September 30, 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $37.0 million and stock-based compensation expense of $9.6 million.

Net cash used in investing activities during the nine months ended September 30, 2009 was $80.0 million, compared to $81.2 million during the nine months ended September 30, 2008, a decrease of $1.2 million.  Net cash used in investing activities during the nine months ended September 30, 2009 was attributable to the purchases of property and equipment of $80.0 million.  Net cash used in investing activities during the nine months ended September 30, 2008 was attributable to the purchases of property and equipment of $82.9 million, partially offset by the proceeds generated from sales of property and equipment of $1.7 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash generated by financing activities was $9.8 million during the nine months ended September 30, 2009, which is comprised of the proceeds from the exercise of options to purchase shares of common stock of $7.7 million and the proceeds from the exercise of warrants of $4.8 million, partially offset by the principal payment under the Secured Credit Facility of $2.2 million, the purchase of treasury stock of $0.3 million and the principal payment on our capital lease obligation of $0.2 million.  Net cash provided by financing activities was $32.4 million during the nine months ended September 30, 2008, which is comprised of the $22.3 million of net proceeds received from the funding of the $24 million Term Loan under the Secured Credit Facility, the proceeds from the exercise of warrants of $10.7 million and the release of restricted cash and cash equivalents of $1.3 million, partially offset by the purchase of shares from employees in connection with the delivery of vested restricted stock units of $1.7 million and the principal payment on our capital lease obligation of $0.2 million.

During the nine months ended September 30, 2009, we generated cash from operations that was sufficient to fund our operating expenses and expenditures for property and equipment of $80.0 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the $60 million Secured Credit Facility comprised of: (i) an $18 million Revolver; and (ii) a $42 million Term Loan (including an $18 million Delayed Draw Term Loan).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation (the “Initial Lenders”).  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender (together with the Initial Lenders, the “Lenders”) and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008.  The availability under the Revolver increased to $27 million, and the Term Loan availability increased to $63 million, $27 million of which represented the Delayed Draw Term Loan.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was initially extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The borrowings under the Secured Credit Facility mature on February 28, 2013.  The Secured Credit Facility is secured by substantially all of our domestic assets.   Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties.  Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures in 2008, 2009 and 2010, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio.  As of September 30, 2009, we had $33.8 million outstanding under the Secured Credit Facility.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the Secured Credit Facility.  Under these interest rate swap arrangements, our borrowing costs with respect to $24 million borrowed under the Term Loan is fixed at 6.65% per annum through July 31, 2011 and our borrowing costs with respect to $12 million borrowed under the Term Loan is fixed at 5.635% per annum through November 1, 2011.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.26125% at September 30, 2009).

On June 29, 2009, we and the Lenders entered into an amendment to the Secured Credit Facility, which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and provided for the reduction of these commitments by $0.8 million on each of June 30, 2009 and September 30, 2009 and a further $0.8 million reduction on December 31, 2009 in the event that all or a portion of the Delayed Draw Term Loan commitments remain undrawn on such date.  In addition, the obligation to commence making principal payments on any outstanding Delayed Draw Term Loan was extended to March 31, 2010 and our obligation to maintain a minimum balance of $20 million in cash deposits at all times was eliminated.  We paid the Lenders a $0.1 million amendment fee and paid the administrative agent a work fee.

In May 2009, we entered into a modification and extension of our lease (the “Lease Modification”) of our executive office, which was originally scheduled to expire on May 31, 2010.  The Lease Modification provides for an additional term of 10 years (expiring May 31, 2020) and fixed annual rent totaling $11.9 million over the extended term, less a rent abatement of $1.1 million.

$7.2 million of the availability under the Revolver and $7.1 million of the availability under the Delayed Draw Term Loan are with CIT Lending Services Corporation (“CIT Lending”).  On November 1, 2009, CIT Group Inc., the parent of CIT Lending, and CIT Group Funding Company of Delaware LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The impact of the bankruptcy filing has not yet been determined.  The Company may have difficulties drawing funds from CIT Lending in the future.

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

Segment Results

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$83.6	$73.8	$9.8	13.3%
Costs of revenue (excluding depreciation and amortization, shown separately below)	30.7	29.4	1.3	4.4%
Selling, general and administrative expenses	18.0	19.8	(1.8)	(9.1)%
Depreciation and amortization	11.7	10.6	1.1	10.4%
Operating income	23.2	14.0	9.2	65.7%
Other income (expense):
Interest income	—	0.5	(0.5)	(100.0)%
Interest expense	(1.3)	(1.1)	0.2	18.2%
Other income, net	0.2	0.1	0.1	100.0%
Income before income taxes	22.1	13.5	8.6	63.7%
Provision for income taxes	0.2	1.9	(1.7)	(89.5)%
Net income	$21.9	$11.6	$10.3	88.8%

United Kingdom and others:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$8.8	$8.3	$0.5	6.0%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.2	2.7	0.5	18.5%
Selling, general and administrative expenses	2.3	3.1	(0.8)	(25.8)%
Depreciation and amortization	1.8	1.6	0.2	12.5%
Operating income	1.5	0.9	0.6	66.7%
Other (expense) income:
Interest income	—	—	—	—
Other expense, net	(0.7)	(2.1)	(1.4)	(66.7)%
Income (loss) before income taxes	0.8	(1.2)	(2.0)	(166.7)%
Provision for income taxes	—	—	—	—
Net income (loss)	$0.8	$(1.2)	$(2.0)	(166.7)%

NM—not meaningful

The segment results for the three months ended September 30, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

United States:

	Nine Months Ended September 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$242.3	$205.7	$36.6	17.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	87.2	87.0	0.2	0.2%
Selling, general and administrative expenses	53.9	60.3	(6.4)	(10.6)%
Depreciation and amortization	33.0	32.1	0.9	2.8%
Operating income	68.2	26.3	41.9	159.3%
Other income (expense):
Interest income	0.3	1.3	(1.0)	(76.9)%
Interest expense	(3.6)	(2.7)	0.9	33.3%
Other income (expense), net	0.6	(0.2)	(0.8)	NM
Income before income taxes	65.5	24.7	40.8	165.2%
(Benefit from) provision for income taxes	(4.7)	3.0	(7.7)	(256.7)%
Net income	$70.2	$21.7	$48.5	223.5%

United Kingdom and others:

	Nine Months Ended September 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Revenue	$23.5	$24.4	$(0.9)	(3.7)%
Costs of revenue (excluding depreciation and amortization, shown separately below)	8.4	7.5	0.9	12.0%
Selling, general and administrative expenses	7.2	8.5	(1.3)	(15.3)%
Depreciation and amortization	4.7	4.9	(0.2)	(4.1)%
Operating income	3.2	3.5	(0.3)	(8.6)%
Other income (expense):
Interest income	—	0.1	(0.1)	(100.0)%
Other income (expense), net	1.3	(0.3)	(1.6)	NM
Income before income taxes	4.5	3.3	1.2	36.4%
Provision for income taxes	—	—	—	—
Net income	$4.5	$3.3	$1.2	36.4%

NM—not meaningful

The segment results for the nine months ended September 30, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the nine months ended September 30, 2009, our foreign activities accounted for 8.8% of consolidated revenue.  Due to the strengthening of the U.S. dollar against the British pound, the translation rate for the nine months ended September 30, 2009 decreased 20.8% compared to the translation rate used for the nine months ended September 30, 2008.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing would also increase, if not hedged, thereby increasing the costs of our investment strategy.  For example, if LIBOR was to increase by 1% for the full year, our borrowing costs, based on our indebtedness outstanding at September 30, 2009, would increase by $0.338 million (1% x $33.8 million).  However, effective August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $24 million borrowed under the Term Loan on February 29, 2008 for three years at 3.65% per annum, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008 upon the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12 million borrowed under the expanded Term Loan for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps have had the effect of increasing our current interest expense compared to the relevant LIBOR rates and reducing our risk of increases in future interest expenses from increasing LIBOR rates.

As of September 30, 2009, we had $33.8 million outstanding under the Secured Credit Facility.  Additionally, we had a capital lease obligation outstanding, which carried a fixed rate of interest, and as a result, we were not exposed to related interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Exchange Act Rule 13a-15.  Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.

Remediation

Management is in the process of remediating the material weaknesses in its entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis.  During the year ended December 31, 2008 and through September 30, 2009, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  Management has also commenced re-engineering efforts and is re-aligning departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory.  Currently, the Company operates several disparate systems that produce financial information.  The Company is evaluating methods to integrate these systems or develop processes that better control information flow.  The intention of these efforts is to develop stronger financial, operating and entity level controls, which will eliminate the material weaknesses that currently exist and provide for timely financial and tax reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results.  The risks described below and in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results.  Other than as discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The weakness of financial institutions could adversely affect us.

Commitments of $7.2 million of the availability under the Revolver and $7.1 million of the availability under the Delayed Draw Term Loan are provided by CIT Lending Services Corporation (“CIT Lending”).  On November 1, 2009, CIT Group Inc., the parent of CIT Lending, and CIT Group Funding Company of Delaware LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The impact of the bankruptcy filing has not yet been determined.  The Company may have difficulties drawing funds from CIT Lending in the future.

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

We have experienced a reduction in our net customer contract activity in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, in part we believe due to the current economic conditions and financial difficulties being experienced by our customers.  Unless we can increase our net customer contract activity in the future, we may not be able to sustain the percentage level of revenue growth we have achieved during 2008 and through September 2009.

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

ABOVENET, INC.

Date: November 5, 2009	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2009	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.