Form 10-K
period 2009-12-31
ABOVENET INC
filed 2010-03-16
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was approximately $388.9 million.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2010, was 25,050,849.

DOCUMENTS INCORPORATED BY REFERENCE:  NOT APPLICABLE

Table of Contents

ABOVENET, INC.

For The Year Ended December 31, 2009

INDEX

i

PART I

ITEM 1.  BUSINESS

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (“IP”) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate.  In addition, we also provide dark fiber services to selected customers.  Unlike most competitive local exchange carriers (“CLECs”), we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.  We have included a Glossary of Terms beginning on page 13 to explain the many technical terms that are commonly used in our industry to assist you to better understand our business.  We recommend that you refer to this Glossary as you review the description of our business.

Metro networks.  We are a facilities-based provider that operates fiber-optic networks in 15 major markets in the U.S. and one in the U.K. (London).  We refer to these networks as our metro networks.  These metro networks have significant reach and breadth.  They consist of over 1.9 million fiber miles across over 5,500 cable route miles in the U.S. and in London.  In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles.

Long haul network.  Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning over 11,000 cable route miles that connects each of our 15 U.S. metro networks.  We run advanced dense wavelength-division multiplexing (“DWDM”) equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We are also members of the Japan-US Cable Network (JUS) and Trans-Atlantic undersea telecommunications consortia (“TAT-14”) that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively.  We refer to this network as our long haul network.

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

In 2003, we changed the name of our parent company to AboveNet, Inc. and shifted our focus to taking advantage of our extensive fiber-optic assets to sell high-bandwidth solutions, primarily to enterprise customers.  As a result, we sold or disposed of businesses and assets not deemed central to this focus, including our managed web-hosting services business and data center business.

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

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 1.9 million fiber miles and over 5,500 cable route miles.  The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,400 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

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

•
High Performance Architecture – We design customer networks with direct, optimum routing between key areas and in a manner that minimizes the number of POP locations, which enables us to deliver our services at a high level of performance.  Because most of our metro lit services are delivered over dedicated fibers not shared with other customers, each customer’s private network can be optimized for its specific application.  Further, by using dedicated fiber, we can deliver our services without the need to transition between various shared or legacy networks.  As a result, our customers experience enhanced performance in terms of parameters such as latency and jitter, which can be caused by equipment interface transitions.  The use of dedicated fibers for customers also permits us to address future technology changes that may take place on a customer specific basis.

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

On-Net Buildings

Our metro networks connect to over 2,200 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,400 route miles and approximately 150,000 fiber miles (which are part of the 1.9 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 1,700 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission critical for our customers.

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

•
Central Offices, Carrier Hotels and Data Centers - Our network connects to over 200 central offices in the markets that we serve.  The network also has a presence in most significant carrier hotels and data centers within our active markets.

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

In addition to our U.S.-based facilities, we are a member of the TAT-14 consortium, which provides us with undersea capacity between the U.S. and Europe.  We are also currently a member of the JUS consortium which provides us with undersea capacity between the U.S. and Japan.  We use leased circuit capacity in continental Europe to provide connectivity among our key IP presence locations.  We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS.  In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system.  Together, these networks provide us high-bandwidth capability among our metro networks and certain key markets in Europe and Japan.

IP Network

We operate a global Tier 1 IP network with connectivity in the U.S., Europe and Japan.  In the U.S., most of our 15 metro networks have multiple IP hubs where we can provide Internet connectivity.  We peer and provide connectivity in high-bandwidth data centers and Internet exchange locations, including many of those operated by the major providers, such as Equinix.  We have extended our ability to provide IP connectivity through our metro networks by using our fiber to bring our services to a wider set of customers.  In addition to the U.S., the IP network has a presence in each of London, Amsterdam, Tokyo, Paris and Frankfurt, including the major exchanges in these markets such as LINX, AMS-IX, and JPIX.

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

Rights-of-Way

We obtain right-of-way agreements and governmental authorizations to enable us to install, operate, access and maintain our networks, which are located on both public and private property.  In some jurisdictions, a construction permit from the local municipality is all that is required for us to install and operate that portion of the network.  In other jurisdictions, a license agreement, permit or franchise may also be required.  These licenses, permits and franchises are generally for a term of limited duration.  Where necessary, we enter into right-of-way agreements for use of private property, often under multi-year agreements.  We lease underground conduit and overhead pole space and license rights-of-way from entities such as incumbent local exchange carriers (“ILECs”), utilities, railroads, state highway authorities, local governments and transit authorities.  We strive to obtain rights-of-way that afford us the opportunity to expand our networks as our business further develops.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

Services

 Initially, our primary business was to lease dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that wanted to operate their own networks, often under long term agreements.  Since 2003, we have shifted the focus of our business by leveraging our extensive fiber footprint and deploying capital to extend our fiber footprint to customers with high-bandwidth requirements within and between our metro markets.  This transformation has allowed us to serve a much larger marketplace with differentiated services principally provided over our dedicated fiber.  Unlike CLECs, we do not provide voice services, services to residential customers on a wide range of lower-bandwidth services.

In late 2008, we modified our service groupings and related revenue to more accurately reflect our focus on delivering high-bandwidth services.  The new groups are: fiber infrastructure services, metro services and WAN services.  We recasted our revenue into these groupings, as applicable, for 2007 for comparative purposes and trend analysis.

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

Our long haul services provide inter-city connectivity between our 15 U.S. metro markets at a variety of speeds ranging from 1 Gbps to 10 Gbps on our ultra long haul network.  Our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

The attractiveness of our long haul services to our customers is further enhanced by our ability to extend the service from our long haul POP to the customer’s premises through our metro networks, thereby providing an end-to-end solution.  This flexibility and reach enables us to provide our long haul services on a differentiated basis.

We operate a Tier 1 IP network that provides high quality Internet connectivity for enterprise, web-centric, Internet and cable companies.  We offer connectivity to the Internet at 100 Mbps, 1 Gbps and 10 Gbps port levels in most of our active metro markets in the U.S. and in London and in other cities in Europe.  We believe our extensive number of peering partners, global reach and uncongested network approach result in a positive experience for our customers.  In addition to selling IP connectivity at data centers and other major IP exchanges, we offer our Metro IP service where we combine our metro fiber reach to deliver Internet connectivity to customer premises.  This service offering extends our significant IP capability, without the dilutive impact of traditional, shared access methods, to the customer location over dedicated fiber that will support full port speeds.

We also offer a suite of advanced ethernet and IP VPN services that provide connectivity between multiple locations in different cities for our customers.  These services provide flexibility such as the ability to prioritize different traffic streams and the ability to converge multiple services across the same infrastructure.  These advanced VPN services, which include VPLS services, offer point-to-point and multipoint connectivity solutions based on MPLS technologies with the same high-bandwidth scalability that our IP connectivity service allows.  Unlike most of our competitors, these services can be extended from our POPs to customer locations within one of our metro markets through dedicated fiber, thereby avoiding transitions through shared or legacy networks that can reduce performance quality.

Sales and Marketing

Our sales force is based across most of our current 15 U.S. metro markets and London.  Our U.S. sales force is comprised of over 70 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements.  This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Below is our revenue based on the location of our entity providing the service.  Long-lived assets are based on the physical location of the assets.  The following tables present revenue and long-lived asset information for geographic areas (in millions):

	Years Ended December 31,
	2009	2008	2007
Revenue
United States	$328.0	$288.5	$227.8
United Kingdom	35.8	36.1	29.4
Other	0.1	—	—
Eliminations	(3.8)	(4.7)	(3.6)
Consolidated Worldwide	$360.1	$319.9	$253.6

	December 31,
	2009	2008
Long-lived assets
United States	$440.8	$374.5
United Kingdom	28.3	23.8
Other	—	0.1
Consolidated Worldwide	$469.1	$398.4

See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results,” and Note 18, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details relating to our domestic revenues by service during the three years ended December 31, 2009 and our revenue generated in the U.K. and other during the three years ended December 31, 2009.

Research and Development

We depend upon our equipment vendors for technology developments in telecommunications equipment.  We test, combine and implement these technology developments to provide the highest level of services to our customers.

Competition

The telecom industry is intensely competitive and has undergone significant consolidation over the past few years.  Although there are multiple reasons for this consolidation, among the most prominent is the need to rationalize capacity created as a result of the telecommunications investment boom which occurred in the late 1990s.  With respect to our larger competitors, Verizon and AT&T (formerly SBC) have accounted for most of the consolidation through their purchases of MCI and AT&T, respectively.  In the mid-market, Level 3 was responsible for a significant portion of the consolidation by acquiring a large number of facilities-based telecommunications providers.  At the same time, regulatory rulings have reduced the obligations of the ILECs to provide portions of their networks, referred to as unbundled network elements (“UNEs”), at historical cost prices making it more difficult for non-facilities-based operators to continue to provide services by utilizing UNEs from the ILECs.

We face competition from CLECs and other facilities-based telecommunications providers including the ILECs who currently have a large share of the local markets and are aggressively deploying their own fiber.  Like us, a number of our competitors survived the downturn of the early 2000s by going through a restructuring process that significantly improved their financial condition and efficiency of their operations.  CLECs generally offer a much broader array of services than we do and tend to compete more directly with each other and the ILECs across a larger segment of customers.

The Internet connectivity business is intensely competitive and includes many providers such as AT&T, Verizon, Level 3 and Cogent.  As a result of this competition, while Internet traffic has continued to grow at a substantial rate over the past five years, pricing has generally declined, which has negatively affected revenue growth.

Our fiber infrastructure services face competition from numerous regional fiber providers and in some cases from CLECs.

In the London market, we compete with a number of other telecommunications companies, including British Telecom, Cable & Wireless, Colt Telecom and Global Crossing.

Personnel

Our workforce levels have increased over the last three years as our business has expanded.  As of December 31, 2009, 2008 and 2007 our work force was deployed as follows:

	December 31,
	2009	2008	2007
U.S.	567	537	482
U.K.	77	76	65
Japan	1	1	1
Netherlands	1	1	1
Total	646	615	549

We consider our relations with our workforce to be good.  None of our employees is represented by a union.

Regulation

In the U.S., the Federal Communications Commission, which we refer to as the FCC, and various state regulatory bodies regulate some aspects of certain of our services.  In some local jurisdictions, we must obtain approval to operate or construct our networks.  In the U.K., we are subject to regulation by the agencies having jurisdiction over the provision of transmission services.  In addition, we are subject to numerous federal, state and local taxes, fees or surcharges on our products and services.

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

Dark fiber leasing.  The FCC considers dark fiber a “network element” and not a “telecommunications service.”  As a result, we believe that our provision of dark fiber is not subject to many of the legal requirements imposed on the sale of telecommunications services.

Telecommunications services.  For most of our telecommunications services offerings, we are not required to provide such services on a common carrier basis (i.e., the provision of services to all customers on uniform terms and conditions).  Our revenue from transmission services, whether or not provided as a common carrier, is subject to FCC Universal Service Fund assessments to the extent that these services are purchased by end users (i.e., not by wholesale providers or resellers). To the extent we provide telecommunications services on a common carrier basis, being regulated as a “telecommunications carrier” gives us certain legal benefits.  In particular, state and local governments have the obligation to manage access to the public rights-of-way in a competitively neutral nondiscriminatory manner to telecommunications carriers.  In addition, we are entitled to access existing telecommunications infrastructure by interconnecting our fiber-optic networks with the ILECs’ central offices and other facilities.  Under the 1996 Communications Act, ILECs must, among other things: (1) allow interconnection with other telecommunications carriers at any technically feasible point and provide service equal in quality to that provided to others, and (2) provide other telecommunications carriers with access to their poles, ducts, conduits and other rights-of-way on just, reasonable and non-discriminatory terms.

In most states, the FCC exercises jurisdiction over the rates that many power utilities and telecommunications carriers charge to other companies to lease space on their telephone poles or electrical towers or in their conduits in order to install fiber optic cable.  This jurisdiction derives from Section 224 of the Federal Communications Act of 1978, later expanded in the 1996 Communications Act.  The statute makes it possible for states to preempt the FCC’s jurisdiction over rates for and access to poles and conduits where the state certifies to the FCC that it regulates such rates and access.  The purpose of the law is to make it easier for cable companies and competitive telecommunications providers to build out their own networks.  We have many pole attachment agreements with ILECs and power utilities – some of these agreements reflect rates that were voluntarily negotiated, but many reflect rates established pursuant to the FCC’s regulations, which implement provisions of Section 224. In recent years, some utilities have interpreted the regulations in a way that can impose what we believe to be excessive costs on competitive carriers, including us.  To the extent utilities are successful in maintaining these interpretations of the rules they can increase our cost of doing business.  In late 2007, the FCC initiated rulemaking proceedings to examine the pole attachment rate formula, specifically, whether a single rate should apply to all attachers and whether incumbent local exchange carriers should be entitled to the same rate as other telecommunications service providers, among other matters. That proceeding remains pending.  A possible outcome of the proceeding is that our rates for access to the poles and conduit of utilities and other carriers could increase.

Internet access services, including IP connectivity services that we provide, are treated as unregulated “information services” under Title I of the 1996 Communications Act, and are not subject to regulatory fees.  The FCC has issued orders confirming that other forms of IP bandwidth services, including Digital Subscriber Line service, Cable Modem service and Broadband Over Powerline service, are defined as “information services” and so are not subject to regulatory fees.  However, the dramatic growth of Voice over Internet Protocol (“VoIP”) services has caused intense focus on the regulatory status of IP services.  The FCC recently required that providers of interconnected VoIP service must provide access to emergency 911 services, must comply with federal law enforcement and “wiretap” statutes, contribute to the federal universal service fund, and must pay certain regulatory fees.  Some of these FCC decisions are under appeal before federal courts of appeals.  While these decisions have focused on providers of interconnected VoIP service, which we do not provide, there is nevertheless substantial uncertainty concerning the regulatory status of IP-based services generally.  This general uncertainty raises the concern that the FCC may extend other traditional telecommunications regulation to VoIP and/or other IP-based services, including the IP connectivity services that we offer.  If this occurs, it could lead to an increase in the intercarrier compensation, universal service contributions and regulatory fees required to be paid by us related to such services.

Congress has charged the FCC with the task of formulating a national broadband plan by March 2010.  It is expected that the national broadband plan will propose significant measures and reforms designed to accelerate and expand the availability of broadband networks and services to end users across the nation.  The national broadband plan could address issues that are significant to us, including without limitation, regulation of last mile and middle mile transmission facilities, regulation of IP-based services and IP interconnection, funding of broadband facilities and services, and reform of universal system funding and intercarrier compensation systems.

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

Each state (and the District of Columbia) has its own statutory requirements for regulating providers of intrastate telecommunications services if they are “common carriers” or “public utilities.”  As with the federal regulatory scheme, we believe that our leasing of dark fiber facilities does not render us a common carrier or public utility such that we would be subject to this type of regulation in the provision of dark fiber in most jurisdictions in which we currently have facilities.  Our offering of transmission services (as distinct from leasing dark fiber capacity), however, is subject to regulation in each of these jurisdictions to the extent that these services are offered for intrastate use.  Under current FCC policies, any dedicated transmission service or facility that the user certifies is used more than 10% of the time for the purpose of interstate or foreign communications is subject to federal tariffs and rates, which fall under FCC jurisdiction to the exclusion of state regulation.

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

Some states may also impose a state universal service fund assessment on intrastate telecommunications services to fund state universal service projects.  The rate of assessment varies by state.  To the extent the state assessment applies to our dark fiber revenue or transmission services, we are required to pay into the state funds.

Some states have certified to the FCC that they regulate the leasing of poles and conduits owned by incumbent utilities, including telecom, electric and gas utilities. In many of these states, the pole attachment and conduit occupancy rates are calculated in a similar manner to that provided for by the FCC formulas implemented by the states, although in some cases state regulators have adjusted the FCC formula in certain respects.  In other states, although the state may have certified to the FCC that it regulates such rates, the state has not yet adopted clear rules regarding such matters.  Where there are state-adopted formulas, the rates generally are more advantageous than what we believe we could negotiate on a market basis.  The leasing of pole and conduit facilities in such states that have certified that they regulate pole and conduit rates and access is determined by a commercially negotiated contract as influenced by whatever state regulation is in place.  Such regulations may change in the future to our disadvantage and additional states may certify to the FCC that they regulate pole and conduit access rates, terms and conditions, and such states may impose regulations that are less advantageous than are the FCC’s regulations.

Local

In addition to federal and state laws, local governments exercise legal authority that can affect our business.  For example, local governments, such as the City of New York, typically manage access to public rights-of-way subject to the limitation that local governments may not prohibit persons from providing telecommunications services, may only collect fair and reasonable compensation from telecommunications providers for access to public rights-of-way, and may not treat telecommunications providers in a discriminatory manner.  Because of the general need for telecommunications providers to obtain approvals from local governments to access the public rights-of-way, local authorities can affect the timing and costs associated with our use of public rights-of-way.

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

Regulation in the United Kingdom

The telecommunications regulatory regime in the U.K. is derived from directives and other regulatory instruments of the European Union Council, Parliament and the European Commission.  In particular, in March 2002, the European Commission adopted a package of five key directives which set out a new framework for the regulation of electronic communications networks and services throughout the EU.  These directives were incorporated into U.K. national law by the Communications Act 2003 and Privacy and Electronic Communications (EC Directive) Regulations 2003.

The Communications Act 2003 introduced a number of changes to the previous regulatory and licensing framework that previously existed in the U.K., including the abolition of the requirement for operators to hold individual licenses.  However, in many ways, similar end-results are achieved under the new general authorization regime by the obligation imposed upon electronic communication providers to comply with some basic conditions, known as the General Conditions of Entitlement.  A breach of any of these conditions could lead the regulator, the Office of Communications (“OFCOM”), to impose fines and, potentially, suspend or revoke the right to provide electronic communications networks and services.

The Communications Act 2003 retained the broad structure of the ‘Code Powers,’ which were introduced as an annex to the previous legislation.  Code Powers provide enhanced legal powers for operators who wish to construct and maintain networks on both public and private land.  AboveNet Communications UK Limited, our U.K. operating subsidiary (“ACUK”), holds such Code Powers as a result of automatic entitlement arising from its previous status as a license holder.  Although Code Powers give operators the right to install networks on public highways, each operator is required to certify to OFCOM each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove these networks or restore the public roads following the insolvency of that operator.  This security is commonly referred to as “funds for liabilities.” OFCOM has indicated that it will generally require an operator to provide board-level certification of third party security for this purpose.

Following consultations in 2006, the European Commission published proposals in November 2007 to reform the regulatory framework. An agreement on the EU telecommunications reform was reached by the European Parliament and Council of Ministers on November 4, 2009. The amendments to the regulatory framework created by the reform will need to be transposed into national laws of each of the 27 EU Member States, including the U.K., by June 2011. The amendments involve the enactment of three legislative measures: a Directive that amends the Framework Directive, the Access Directive, and the Authorization Directive; a Directive that amends the Universal Services Directive and the Privacy and Data Protection Directive; and a regulation to establish the new Body of European Regulators for Electronic Communications (“BEREC”), which will help ensure fair competition and more consistency of regulation of the telecoms markets across the EU Member States. It is not possible, at this stage, to assess the impact of the reform on the U.K. telecommunications regulatory regime.

Our subsidiary, ACUK, is entitled to provide electronic communications networks and services throughout the U.K. and is therefore liable for property taxation (“Business Rates”) on the amount of fiber in use and in our control during each fiscal year. These Business Rates are levied on companies by the local government authorities for the boroughs through which the fiber passes.

Glossary of Terms

Cable route miles – the length of fiber cable installed in a network.  This does not necessarily correspond to geographical footprint.  For example, if two cables are installed along the same path, the length of both cables would count in assessing “cable route miles.”

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

IEEE – The Institute of Electrical and Electronics Engineers or IEEE (pronounced as eye-triple-e) is an international non-profit, professional organization for the advancement of technology related to electricity.  It sets numerous standards in the telecommunications industry.

ILEC – incumbent local exchange carrier, typically one of the historic regional Bell operating companies.

IP – Internet protocol, the transmission protocol used in the transmission of data over the Internet.

JUS – this is an acronym for the Japan-US Cable Network, a trans-Pacific undersea telecommunications cable system running between the U.S. and Japan.

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

TAT-14 – this is an acronym for a trans-Atlantic undersea telecommunications cable system running between the U.S. and a number of points in Europe.

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

Available Information

We file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements.  These reports, and any amendments to these reports, are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Additionally, this information is available at the SEC’s website (http://www.sec.gov).  All of our SEC filings are available, free of charge, and as soon as practicable after they are filed with, or furnished to, the SEC on our website at http://www.above.net at the About / Investors tabs.

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

Problems in the economy could negatively affect our future operating results.

The problems in the economy could adversely affect our operations, by among other things,

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

Prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we were not in compliance with our reporting obligations under the Securities Exchange Act of 1934.

We had not made any timely periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from 2002 through September 30, 2008.  Since filing our Annual Report on Form 10-K for the year ended December 31, 2008, we have made all periodic filings on a timely basis.  The filing of this Annual Report on Form 10-K or future periodic filings will not cure past violations.  As a result of our past failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC.

Our revenue includes certain fees that are not predictable.

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which are referred to as termination revenue.  Additionally, we have received settlements of our claims in various customer bankruptcy cases, which is also included in termination revenue.  Termination revenue amounted to $3.9 million, $15.4 million and $8.5 million in 2009, 2008 and 2007, respectively.  This revenue is not predictable and may not be sustainable.

In prior years, we incurred significant net losses and we cannot assure you that we will generate net income or that we will sustain positive operating cash flow in the future.

We incurred net losses from our inception through December 31, 2005.  In 2006, we generated net income, principally from the sale of our remaining data centers and in 2007, 2008 and 2009, we generated operating income and net income.  The net income reported for 2007 included the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries.  The net income reported for 2008 of $42.3 million included termination fees of $15.4 million (as described in Note 2, “Basis of Presentation and Significant Accounting Policies – Revenue Recognition,” to the consolidated financial statements included elsewhere in this report).  The net income reported for 2009 of $281.6 million included the recognition of non-cash tax benefits of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.

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

We have a large number of customers in the financial services industry.  Certain financial services companies, including some of our customers, have reported significant losses.  These problems may affect these customers’ willingness to retain existing services and to place orders for new services.  In addition, our operating results may also be adversely affected if our customers file for bankruptcy or are acquired by institutions or entities that are not interested in purchasing services from us.

We have incurred secured indebtedness.

At March 1, 2010, we had $57.33 million outstanding under our secured credit facility (the “Secured Credit Facility”), which consists of $32.76 million borrowed as term loans (the “Term Loans”) and $24.57 million borrowed as a delayed draw term loan (the “Delayed Draw Term Loan”).  Under the Secured Credit Facility, we also have an additional $26 million of availability through our revolving credit facility (the “Revolver”).  The Secured Credit Facility is secured by substantially all of our domestic assets and is to be used for general corporate purposes and for capital investment.

The Term Loans in the aggregate provide for monthly payments of interest and quarterly payments of principal of $1.08 million, which began June 30, 2009, increasing to $1.44 million commencing June 30, 2012 with the final principal payment of $18.7 million plus interest due on February 28, 2013.  Interest is currently fixed on the Term Loans through interest rate swaps.  With respect to the initial $24 million in Term Loans, interest is currently fixed at 6.65% per annum until August 2011 and with respect to the second $12 million in Term Loans, interest is currently fixed at rate of 5.635% per annum until November 2011.  After the expiration of each interest rates swap, the corresponding Term Loan will bear interest at 30 day LIBOR plus the applicable margin of 3.00%.  The borrowing under the Delayed Draw Term Loan will bear interest at 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provides for monthly payments of interest and, beginning March 31, 2010, quarterly payments of principal of $0.81 million increasing to $1.08 million starting on June 30, 2012 with the final principal payment of $14.04 million plus accrued interest due on February 28, 2013.

We may not be able to generate sufficient cash flows in the future to repay the loans due under the Secured Credit Facility.  Additionally, we may not be able to satisfy the requirements under the loan covenants in order to utilize the Revolver or repayment may be accelerated.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 9, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this report.

If our operations do not produce sufficient cash to fund our operating expenses and capital requirements, we may be required to raise additional capital through a debt or equity financing.

In 2007 and 2008, we utilized cash in excess of our cash from operating activities to fund additional investments in property and equipment thus reducing liquidity.  If our operating expenses or our investments in property and equipment increase, we may need to rely on our existing cash balance and funds available under our Secured Credit Facility to meet our cash needs.  Our future capital requirements may increase if we acquire or invest in additional businesses, assets, services or technologies, which may require us to issue additional equity or debt.  We may also face unforeseen capital requirements for new technology that we require to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities and for other unanticipated expenses associated with running our business.  We cannot assure you that we will have access to necessary capital, particularly in light of current market conditions, nor can we assure you that any such financing will be available on terms that are acceptable to us.  If we issue equity securities to raise additional funds, our existing stockholders may be diluted.  Additionally, our Secured Credit Facility imposes limitations on the amount of additional indebtedness we may incur.

We may not be able to develop and maintain systems and controls to operate our business effectively.

We have experienced severe difficulties developing and maintaining financial and other systems necessary to operate our business properly and for a period of over six years we could not file our periodic reports with the SEC.

Our history of rapid initial growth, expansion through acquisitions with attendant integration issues, significant reorganization and restructuring activities and associated significant staffing reductions, budgetary constraints and attendant limitations on investment in internal systems had contributed to the risk of internal control deficiencies.

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis.  Pursuant to our assessment of internal control over financial reporting as of December 31, 2009, as described in Item 9A, “Controls and Procedures.” our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  Our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and as of December 31, 2007 as we had material weaknesses in our internal control over financial reporting.  These weaknesses meant that there was more than a remote likelihood that we would not prevent or detect a material misstatement in our financial statements.

We may not be able to successfully implement our business strategy because we depend on factors beyond our control, which could adversely affect our results of operations.

Our future largely depends on our ability to implement our business strategy to create new business and revenue opportunities.  Our results of operations will be adversely affected if we cannot fully implement our business strategy.  Successful implementation depends on numerous factors beyond our control, including economic, competitive, regulatory and other conditions and uncertainties, the ability to obtain licenses, permits, franchises and rights-of-way on reasonable terms and conditions and the ability to hire and retain qualified management personnel.

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

Our business requires that we maintain, upgrade, repair and periodically replace our facilities and networks.  This requires and will continue to require, management time and the expenditure of capital on a regular basis.  In the event that we fail to maintain, upgrade or replace essential portions of our network or facilities, it could lead to a material degradation in the level of services that we provide to our customers which would adversely affect our business.  Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities.  In the event of such damage, we will be required to incur expenses to repair the network in order to maintain services to customers.  We could be subject to significant network repair and replacement expenses in the event a terrorist attack or natural disaster damages our network.  Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software technologies.  Our failure to maintain or properly operate this hardware and software can lead to degradations or interruptions in service.  Our failure to provide a higher level of service can result in claims from our customers for credits or damages and can damage our reputation for service, thereby limiting future sales opportunities.

Requests to relocate portions of our network can result in additional expenses.

We are periodically required to relocate portions of our network by municipalities, railroads, highway authorities and other entities that engage in construction or other activities in areas close to our network.  These relocations can be expensive and time consuming to management and can result in interruptions of service to customers.  If we are required to engage in an increased amount of relocation activities resulting from increased government spending on infrastructure or other reasons, it could adversely affect our business, financial condition and results of operations.

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

Because we were unable to produce audited financial statements on a timely basis, we delayed the filing of our federal and state income tax returns for 2003 to 2006.  In January 2008, we filed the 2003 to 2005 income tax returns and in December 2008, we filed our income tax returns for the years ended December 31, 2006 and 2007.  Our income tax returns for 2008 were timely filed.  However, we are still subject to federal and state tax audits.  We believe that we will not owe any material amount of income taxes and related penalties and/or interest in these jurisdictions due to the losses incurred by us.

Our charter documents, our Amended and Restated Stockholders’ Rights Plan and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Amended and Restated Stockholders’ Rights Plan and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock.  Our Amended and Restated Stockholders’ Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.  In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire control of us.  If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal properties currently are fiber optic networks and their component assets.  We own substantially all of the communications equipment required for operating the network and our business.  Such assets are located at leased locations in the areas that we serve.

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices.  We lease properties to locate the POPs necessary to operate our networks.  Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2020.  Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 33,000 square feet under agreements that expire over the next 16 years (as of December 31, 2009), with the majority of leases expiring over the next five years.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

Our existing properties are in good condition and are suitable for the conduct of our business.

We do not own any real property.  As of December 31, 2009, we conducted our business in the U.S. through 115 operating leases totaling approximately 490,000 rentable square feet.

ITEM 3.  LEGAL PROCEEDINGS

Our significant legal proceedings are as follows:

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

Our U.K. operating subsidiary, ACUK, was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”).  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, we were also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  We also had certain repair and maintenance obligations that we must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, we paid $3.0 million in damages pursuant to the ruling in the liability trial.  Additionally, we reimbursed GVN $1.8 million for legal fees and incurred our own legal fees of $2.4 million.  Further, we have incurred or are obligated for costs totaling $2.7 million to build additional network.  In early August 2008, we reached a settlement agreement under which we paid GVN $0.6 million and agreed to provide additional construction of duct at an estimated cost of $1.2 million and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and the chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 million at December 31, 2007, of which $0.8 million was paid in 2007 and $10.9 million was included in accrued expenses on the consolidated balance sheet at December 31, 2007, of which $8.5 million was paid in 2008, $0.7 million was paid in 2009 and $0.6 million was included in accrued expenses at December 31, 2009.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.

 In October 2008, the Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a claim in the Philadelphia County Court of Common Pleas against us for trespass with regard to portions of our network allegedly residing on SEPTA property in Pennsylvania.  SEPTA seeks unspecified damages for trespass and/or a determination that our network must be removed from SEPTA’s property.  We have responded to the claim and also filed a motion in the Bankruptcy Court seeking a determination that the claim is barred based on the discharge of claims and injunction contained in our plan of reorganization, which became effective on September 8, 2003 (“Plan of Reorganization”) or (“Plan”).  We believe that we have meritorious defenses to SEPTA’s claims.

From time to time, other legal matters in which we may be named as a defendant arise in the normal course of our business activities.  The resolution of these legal matters against us cannot be accurately predicted.  We do not anticipate that the outcome of such matters (or the other matters described above) will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information for all periods presented in this Annual Report on Form 10-K, including warrants, options to purchase common shares, restricted stock units, common stock prices, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity have been retroactively adjusted to reflect the two-for-one stock split.

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABVT” since May 12, 2009.  Our shares traded on the over-the-counter market in 2008 and in 2009 prior to our New York Stock Exchange listing.  The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the over-the-counter market as reported to NASDAQ for each quarter of 2008 through May 11, 2009 and as reported by the New York Stock Exchange from May 12, 2009 to December 31, 2009.

	High	Low
Year ended December 31, 2009
First Quarter Ended March 31, 2009	$24.00	$14.50
Second Quarter Ended June 30, 2009	$41.63	$22.00
Third Quarter Ended September 30, 2009	$50.57	$34.63
Fourth Quarter Ended December 31, 2009	$66.00	$46.41

Year ended December 31, 2008
First Quarter Ended March 31, 2008	$40.00	$29.38
Second Quarter Ended June 30, 2008	$35.88	$27.50
Third Quarter Ended September 30, 2008	$32.50	$25.50
Fourth Quarter Ended December 31, 2008	$30.00	$10.50

There were approximately 1,051 stockholders of record of AboveNet’s common stock as of March 1, 2010.

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

Description of AboveNet’s Equity Securities

 In 2003, we issued 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled, and the rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering, of which the rights to purchase 3,337,984 shares of common stock have been exercised, five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under our 2003 Plan.  See Note 12, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On August 29, 2008, the Board of Directors of the Company approved our 2008 Equity Incentive Plan, which we refer to as the 2008 Plan.  The 2008 Plan will be administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

In 2003, 1,418,918 shares of common stock were initially reserved for issuance upon the exercise of the five year warrants, exercisable at a price of $10.00 per share, which expired on September 8, 2008 in accordance with their terms.  During the term of the five year warrants, warrant holders exercised warrants to purchase 1,100,322 shares of common stock.  Additionally, warrants to purchase 318,526 shares of common stock were exercised under the net exercise provisions at the expiration of the warrants’ term, warrants to purchase 20 shares of common stock were not deliverable and were cancelled, and warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from the holder.  See Item 8, “Financial Statements and Supplementary Data,” Note 10, “Shareholders’ Equity - Stock Warrants.”

Also in 2003, 1,669,316 shares of common stock were originally reserved for issuance upon the exercise of the seven year warrants, exercisable at a price of $12.00 per share, of which warrants to purchase 26 shares of common stock were cancelled, warrants to purchase 810,760 shares of common stock had been exercised as of December 31, 2009 (including 1,816 warrants exercised pursuant to a cashless exercise, of which 476 shares were repurchased to fund the cashless exercise) and warrants to purchase 858,530 shares of common stock were available for exercise in the future.

          The following table provides the details as of December 31, 2009, regarding our issuance and repurchase of shares of common stock since 2003.

Description	Number of Shares Issued	Shares Repurchased	Shares Outstanding
Shares issued at fresh start	17,498,276	—	17,498,276
Shares issued pursuant to the rights offering	3,337,984	—	3,337,984
Shares issued pursuant to the exercise of five year warrants	1,418,848	105,094	1,313,754
Shares issued pursuant to the exercise of seven year warrants	810,760	476	810,284
Shares repurchased from executives	—	37,220	(37,220)
Shares issued pursuant to the delivery of vested restricted stock units under the 2003 Plan	1,169,432	378,438	790,994
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2003 Plan	740,626	—	740,626
Shares issued pursuant to the delivery of vested restricted stock units under the 2008 Plan	293,862	—	293,862
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2008 Plan	2,000	—	2,000
	25,271,788	521,228	24,750,560

The following table provides the details as of December 31, 2009, of the shares of common stock underlying securities reserved for issuance under our 2003 Plan and our 2008 Plan.

Description	2003 Plan	2008 Plan
Options to purchase common shares	185,976	8,000
Restricted stock units subject to vesting	—	612,372
Restricted stock units granted subject to the attainment of performance targets	—	42,000
	185,976	662,372

There are no shares available for grant under the 2003 Plan.  There are 541,766 shares available for future grant under the 2008 Plan.

As described above, there were seven year warrants to purchase 858,530 common shares available for exercise at December 31, 2009.

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

Share Repurchases

During 2008, we delivered a total of 175,250 shares pursuant to vested restricted stock units to certain employees and former employees, of which we repurchased 70,372 shares.  With respect to 81,750 of such delivered shares, we repurchased 34,154 shares to fund amounts in excess of minimum tax withholding obligations, which resulted in compensation charges aggregating $0.9 million in the year ended December 31, 2008.  Additionally, in October 2008, we purchased 37,220 shares of common stock at a price of $25.04 per share for an aggregate purchase price of $0.9 million (such price being determined based on the 10 day average closing price for the ten trading days starting on the third day following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 up to and including October 3, 2008, excluding days on which there were no trades) from employees (including certain named executive officers) who had previously been delivered shares of common stock underlying vested restricted stock units.  Each of the October 2008 purchases was pursuant to a stock purchase agreement, which also included a provision that restricted the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company became current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock became listed on a national securities exchange.

During 2009, we repurchased 18,356 shares of common stock at a per share price equal to the closing price of our common stock on the date of the relevant delivery of which 17,880 shares were repurchased to fund minimum tax withholding obligations associated with the delivery of shares pursuant to vested restricted stock units and 476 shares were deemed repurchased pursuant to a cashless exercise of stock purchase warrants.

Below is a summary of these repurchases.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 to March 31, 2008 (1)	1,222	$36.50	—	—
April 1 to June 30, 2008 (2)	48,720	$31.29	—	—
July 1 to September 30, 2008 (1)	3,812	$30.09	—	—
October 1 to October 31, 2008 (3)	37,220	$25.04	—	—
November 1 to November 30, 2008 (4)	15,648	$16.00	—	—
December 1 to December 31, 2008 (4)	970	$15.00	—	—
Total repurchased in 2008	107,592	$26.77	—	—
January 1 to March 31, 2009 (4)	9,392	$15.45	—	—
April 1 to June 30, 2009 (4)	6,284	$24.25	—	—
July 1 to September 30, 2009 (4)	1,556	$39.85	—	—
October 1 to December 31, 2009 (4)	1,124	$65.72	—	—
Total repurchased in 2009	18,356	$23.61	—	—
Total repurchased in 2008 and 2009	125,948	$26.31	—	—

(1)
Shares repurchased to fund minimum tax withholding obligation and provide recipient with funds sufficient to meet our estimates (at their highest marginal income tax rates) of the recipient’s income tax obligations.

(2)
Of this amount, 29,120 shares were repurchased to fund minimum tax withholding obligations and provide recipients with funds sufficient to meet our estimates, (at their highest marginal income tax rates), of the recipient’s income tax obligation and 19,600 shares were repurchased to fund minimum tax withholding obligations.

(3)	Shares purchased from employees who had previously been delivered shares of common stock underlying vested restricted stock units pursuant to stock purchase agreements.

(4)
Shares repurchased to fund minimum tax withholding obligations except for 476 in the July 1, 2009 to September 30, 2009 period, which were deemed repurchased pursuant to a cashless exercise of stock purchase warrants.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the Russell 2000 Index, for the period from December 31, 2004 through December 31, 2009 assuming a $100 investment on December 31, 2004.  The graph also includes the NASDAQ Telecommunications Index that we will be using in the future instead of the Russell 2000 Index.  We have selected the NASDAQ Telecommunications Index as our new index because we have determined that it has a greater focus on our industry.  The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.  Our shares are currently listed on the New York Stock Exchange and traded on the over-the-counter market for all periods presented prior to our New York Stock Exchange listing on May 12, 2009. The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
AboveNet, Inc.	$100	$89	$188	$244	$91	$407
NASDAQ (U.S.)	$100	$101	$111	$122	$72	$104
Russell 2000	$100	$103	$121	$118	$77	$96
NASDAQ Telecommunications	$100	$93	$128	$129	$74	$109

The foregoing performance graph and related information shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The table below represents selected consolidated financial data of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and the accompanying notes.

Upon emergence from bankruptcy on September 8, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (now known as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852-10), which resulted in material adjustments to the historical carrying amounts of our assets and liabilities.  Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values.  Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities.  We engaged an independent appraiser to assist in the allocation of the reorganization value, and in determining the fair market value of our property and equipment and overall enterprise value.  The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.  See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization,” and Note 2, “Basis of Presentation and Significant Accounting Policies - Fresh Start Accounting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a complete description of the fresh start accounting impacts on our Effective Date balance sheet.

(In millions, except share and per share information, for the tables set forth below)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations data:
Revenue	$360.1	$319.9	$253.6	$236.7	$219.7
Costs of revenue (including provision for equipment impairment of $1.2, $0.4 and $2.2 for the years ended December 31, 2009, 2008 and 2007, respectively)	130.7	126.0	110.3	121.9	119.2
Selling, general and administrative expenses (including provision for abandonment of $2.3 for the year ended December 31, 2008)	82.5	90.5	80.9	71.1	69.6
Depreciation and amortization	52.0	48.3	47.5	47.2	43.1
Loss on litigation	—	—	11.7	—	—
Operating income (loss)	94.9	55.1	3.2	(3.5)	(12.2)
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	10.3	—	—
Interest income	0.3	1.8	3.3	2.4	1.3
Interest expense	(4.8)	(3.9)	(2.3)	(5.8)	(5.9)
Other income (expenses), net	3.6	(2.4)	3.8	2.1	10.9
Gain (loss) on sale of data centers	—	—	—	48.2	(1.3)
Income (loss) from continuing operations before income taxes	94.0	50.6	18.3	43.4	(7.2)
(Benefit from) provision for income taxes	(187.6)	8.3	4.5	—	0.4
Income (loss) from continuing operations	281.6	42.3	13.8	43.4	(7.6)
Income (loss) from discontinued operations, net of taxes	—	—	—	3.0	(0.8)
Net income (loss)	$281.6	$42.3	$13.8	$46.4	$(8.4)
Net income (loss) per share, basic:
Income (loss) per share from continuing operations	$11.98	$1.93	$0.64	$2.04	$(0.36)
Income (loss) per share from discontinued operations	—	—	—	0.14	(0.04)
Net income (loss) per share, basic	$11.98	$1.93	$0.64	$2.18	$(0.40)
Shares used in computing basic net income (loss) per share	23,504,077	21,985,284	21,503,842	21,338,730	21,992,488
Net income (loss) per share, diluted:
Income (loss) per share from continuing operations	$11.06	$1.73	$0.57	$1.84	$(0.36)
Income (loss) per share from discontinued operations	—	—	—	0.13	(0.04)
Net income (loss) per share, diluted	$11.06	$1.73	$0.57	$1.97	$(0.40)
Shares used in computing diluted net income (loss) per share	25,468,405	24,454,150	24,368,278	23,588,558	21,992,488

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet data:
Cash and cash equivalents	$165.3	$87.1	$45.8	$70.7	$45.9
Working capital (deficit)	88.6	11.8	(26.1)	17.4	(5.8)
Property and equipment, net	469.1	398.4	347.7	299.2	305.2
Total assets	862.0	523.9	432.3	407.7	385.0
Long-term debt (*)	51.0	34.3	1.6	1.5	1.6
Total shareholders’ equity	594.2	284.3	223.7	217.9	166.9

(*)
Prior to 2008, amounts reflect our obligation under a capital lease, which was included in other long-term liabilities on the respective consolidated balance sheets.  The December 31, 2009 and 2008 amounts includes the long-term portion of the amounts outstanding under the Term Loans and the Delayed Draw Term Loan borrowed pursuant to the Secured Credit Facility totaling $49.7 million and $32.8 million, respectively, plus the long-term obligation under a capital lease of $1.3 million and $1.5 million, respectively.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Cash flow data:
Net cash provided by operating activities	$157.2	$116.1	$69.7	$51.3	$43.6
Net cash used in investing activities	(118.4)	(115.6)	(89.3)	(27.2)	(42.0)
Net cash provided by (used in) financing activities	38.9	42.6	(5.4)	(1.0)	(1.1)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Executive Summary

Overview

We provide telecommunications services primarily in 15 major metropolitan markets in the U.S. and one in the U.K. (London).  Our services include high-bandwidth fiber-optic connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the U.S. and the U.K.

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for each of the years ended December 31, 2009, 2008 and 2007, as shown in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

Industry

The demand for high-bandwidth telecommunications services continues to increase.  We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand.  Although the competitive landscape in the telecommunications industry is challenging and constantly shifting and the current economic environment could adversely affect demand, we believe that we are well positioned for continued growth in the future.

Strategy

See Item 1, “Business - Business Strategy,” for a discussion of our business strategy.

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business.  These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators.  Some of the key financial indicators we use include cash flow, monthly expense analysis, new customer installations, net new revenue booked and capital committed and expended.

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 646 as of December 31, 2009, 567 of which were employed in the U.S., 77 in the U.K., one in the Netherlands and one in Japan.

2009 Highlights

Our consolidated revenue increased by $40.2 million, or 12.6%, from $319.9 million in the year ended December 31, 2008 to $360.1 million in the year ended December 31, 2009, due principally to a $26.4 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $8.8 million and $17.3 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Other revenue (which includes contract termination revenue) was $7.2 million for the year ended December 31, 2009, compared to $20.6 million for the year ended December 31, 2008.  Revenue from our foreign operations, primarily in the U.K., increased by $1.1 million in the year ended December 31, 2009 compared to the year ended December 31, 2008.

For the year ended December 31, 2009, we generated operating income of $94.9 million, compared to operating income of $55.1 million for the year ended December 31, 2008 and net income of $281.6 million for the year ended December 31, 2009, compared to $42.3 million for the year ended December 31, 2008.  At December 31, 2009, we had $165.3 million of unrestricted cash, compared to $87.1 million of unrestricted cash at December 31, 2008, an increase in liquidity of $78.2 million.  The increase in cash at December 31, 2009 was primarily attributable to cash generated by operating activities of $157.2 million plus proceeds of $24.5 million provided by borrowings under the Company’s Secured Credit Facility and cash provided by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $18.7 million, offset by cash used to purchase property and equipment of $118.7 million.

In 2009, our cash flow generated by operating activities increased as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2011.

Our revenue increased in 2009 compared to 2008 due principally to an increase in monthly recurring revenue, partially offset by a reduction in contract termination revenue from $15.4 million in 2008 to $3.9 million in 2009.  Our operating costs during 2009, in the aggregate, were less than 2008 due principally to the year over year reduction of our general and administrative expenses associated with the normalization of our financial reporting and the write-off of our investment in a new information technology platform of $2.3 million that was recorded in the third quarter of 2008.  See Item 8, “Financial Statements and Supplementary Data,” Note 4, “Property and Equipment - Asset Abandonment.”  While revenue grew in 2009, revenue growth was slower than in 2008, largely due to the impact of increased customer terminations and downgrades in 2009.

Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowance established against the deferred tax assets.  As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized non-cash tax benefits of $183.0 million at December 31, 2009. This benefit relates to the partial release of valuation allowances previously established in the U.S. and the U.K.  This recognition of the non-cash tax benefits had the effect of increasing net income by $183.0 million for the year ended December 31, 2009.

During 2009, we experienced a shift in the composition of our customer orders as we increased the number of smaller value customer orders we sold.

2010 Outlook

While our 2010 outlook is tempered by the overall difficult economic environment, we believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base in 2010.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  Our 2010 revenue growth will be negatively effected by the full year impact of higher 2009 customer terminations and downgrades compared to 2008.  Additionally, we cannot predict the impact of 2010 customer terminations and downgrades.

In the fourth quarter of 2009, we reduced the valuation allowance with respect to certain deferred tax assets.  These deferred tax assets are expected to be used to reduce income tax payments in 2010 and future years.  Provisions for income tax expense in 2010 will be reported based upon pre-tax book income plus permanent differences at our effective state, federal and foreign income tax rates, as applicable.  These tax provisions will have the effect of reducing net income and earnings per share.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits, stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) certain taxes (other than income taxes), including property taxes and trust fund-related taxes not passed through to customers; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

2008 and 2007 Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2008 and 2007 to conform to the classifications used for the year ended December 31, 2009.

Fresh Start Accounting

Our emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003.  Although the Effective Date of the Plan of Reorganization was September 8, 2003, we accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires us to allocate the reorganization value of our assets and liabilities based upon their estimated fair values, in accordance with FASB ASC 852-10.  We developed a set of financial projections, which were utilized by an expert to assist us in estimating the fair value of our assets and liabilities.  The expert utilized various valuation methodologies, including (1) a comparison of the Company and our projected performance to that of comparable companies; (2) a review and analysis of several recent transactions of companies in similar industries to ours; and (3) a calculation of the enterprise value based upon the future cash flows of our projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of our assets and liabilities.  The reorganization value was allocated to our assets and liabilities based upon their fair values.  We engaged an independent appraiser to assist us in determining the fair market value of our property and equipment.  The determination of fair values of assets and liabilities was subject to significant estimates and assumptions.  The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment; (ii) reduction of indebtedness; (iii) reduction of vendor payables; (iv) reduction of the carrying value of deferred revenue; (v) increase of deferred rent to fair market value; (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization; (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital; and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

Revenue Recognition

We follow SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” (now known as FASB ASC 605-10), as amended by SEC SAB No. 104, “Revenue Recognition,” (also now known as FASB ASC 605-10).

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

Prior to October 1, 2009, we generally amortized revenue related to installation services on a straight-line basis over the contracted customer relationship (two to twenty years).  In the fourth quarter of 2009, we completed a study of our historic customer relationship period.  As a result, commencing October 1, 2009, we began amortizing revenue related to installation services on a straight-line basis generally over the estimated customer relationship period (generally ranging from three to twenty years).

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During 2009, 2008 and 2007, we included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $3.9 million, $15.4 million and, $8.5 million in 2009, 2008 and 2007, respectively.

Accounts Receivable Reserves

Sales Credit Reserves

During each reporting period, we make estimates for potential future sales credits to be issued in respect of current revenue, related to service interruptions and customer disputes, which are recorded as a reduction in revenue.  We analyze historical credit activity and changes in customer demand related to current billing and service interruptions when evaluating our credit reserve requirements.  We reserve for known service interruptions as incurred.  We review customer disputes and reserve against those we believe to be valid claims.  We also estimate a sales credit reserve related to unknown billing errors and disputes based on such historical credit activity.  The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimations and assumptions.

Allowance for Doubtful Accounts

During each reporting period, we make estimates for potential losses resulting from the inability of our customers to make required payments.  We analyze our reserve requirements using several factors, including the length of time a particular customer’s receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate and current industry trends.  A specific reserve requirement review is performed on customer accounts with larger balances.  A reserve analysis is also performed on accounts not subject to specific review utilizing the factors previously mentioned.  Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable.  Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables.  Revenue previously unrecognized, which is recovered through litigation, negotiations, settlements and judgments, is recognized as termination revenue in the period collected.  The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimations and assumptions.

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2009 and December 31, 2008, we had $26.9 million and $14.8 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $11.4 million, $10.7 million, and $8.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of our property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  We capitalized relocation costs amounting to $3.1 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.3 million ($0.2 million on a net book value basis) for each of the years ended December 31, 2009, 2008 and 2007, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized for the years ended December 31, 2009, 2008 and 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 million, $0.4 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 6, “Change in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Asset retirement obligations are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.2 million and $7.1 million at December 31, 2009 and 2008, respectively, of which $3.8 million and $3.9 million, respectively, was included in “Accrued expenses,” and $3.4 million and $3.2 million, respectively, was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.3 million for each of the years ended December 31, 2009 and 2008, and $0.2 million for the year ended December 31, 2007.

Derivative Financial Instruments

We utilize interest rate swaps, derivative financial instruments (“derivatives”), to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 million (original principal) portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 million (original principal) portion of the Term Loan provided by SunTrust Bank.  See Note 9, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2009 and December 31, 2008 was $1.2 million and $1.6 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (now known as FASB ASC 815-10).  FASB ASC 815-10 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under FASB ASC 815; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

We minimize our credit risk relating to counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.  We do not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815-10.  As of December 31, 2009 and December 31, 2008, our consolidated balance sheets included net interest rate swap derivative liabilities of $1.2 million and $1.6 million, respectively.

Derivatives recorded at fair value in our consolidated balance sheets as of December 31, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	December 31, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.2	$1.6

Total derivatives designated as hedging instruments	$1.2	$1.6

(*) The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of December 31, 2009.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$21.9	August 2011	3.65%	1.04%

10.9	November 2011	2.635%	0.51%

$32.8

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), for our financial assets and liabilities effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  FASB ASC 820-10 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

Our investment in overnight money market institutional funds, which amounted to $154.1 million and $81.9 million at December 31, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $1.2 million and $1.6 million in other long-term liabilities in the consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively.  We used third parties to value each of the interest rate swap agreements at December 31, 2009 and December 31, 2008, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar.  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  Our foreign exchange transaction gains (losses) are generally included in “other income (expense), net” in the consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position.  We believe that our tax return positions are appropriate and supportable under appropriate tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2009 and 2008.

Deferred Taxes

Our current and deferred income taxes, and associated valuation allowance, are impacted by events and transactions arising in the normal course of business as well as by both special and non-recurring items.  Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax on income and deductions.  Actual realization of deferred tax assets and liabilities may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

The assessment of a valuation allowance on deferred tax assets is based on the likelihood that a portion of our deferred tax assets will be realized in future periods.  The weight of all available evidence is considered in determining realizability of our deferred tax assets.  Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance.  Future utilization of the remaining net deferred tax assets would require the ability to forecast future earnings.  Based on past performance and management’s estimation of future income, we do not believe that sufficient evidence exists to release the entire valuation allowance as of December 31, 2009.

We recognized $183.0 million of non-cash tax benefits at December 31, 2009 as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  Additionally, based on our ability to fully absorb current book income with our deferred tax assets, as well as our capacity to carryback certain losses to 2008 and 2007, our current federal benefit from income taxes is $5.3 million.  Additionally, we provided $0.7 million for state income taxes in 2009.

 As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowance had the effect of increasing net income by $183.0 million for the year ended December 31, 2009.  Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  See Note 12, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), (now known as FASB ASC 718), using the modified prospective method.  SFAS No. 123(R) requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123(R) requires an estimate of future forfeitures, whereas SFAS No. 123 permitted companies to estimate forfeitures or recognize the impact of forfeitures as they occurred.  As we had recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123(R) resulted in a change in our accounting treatment, but it did not have a material impact on our consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:
	Years Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Expected volatility	—	80.00%	80.00%
Risk-free interest rate	—	2.96%	4.61%
Expected life (years)	—	5.00	5.00
Weighted average fair value of options granted	—	$19.68	$20.89

For a description of our stock-based compensation programs, see Note 12, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

There were no options to purchase shares of common stock granted in 2009.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,
	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$360.1	$319.9	$40.2	12.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for equipment impairment of $1.2 and $0.4 for the years ended December 31, 2009 and 2008, respectively)	130.7	126.0	4.7	3.7%
Selling, general and administrative expenses	82.5	90.5	(8.0)	(8.8)%
Depreciation and amortization	52.0	48.3	3.7	7.7%
Operating income	94.9	55.1	39.8	72.2%
Other income (expense):
Interest income	0.3	1.8	(1.5)	(83.3)%
Interest expense	(4.8)	(3.9)	0.9	23.1%
Other income (expense), net	3.6	(2.4)	(6.0)	(250.0)%
Income from continuing operations, before income taxes	94.0	50.6	43.4	85.8%
(Benefit from) provision for income taxes	(187.6)	8.3	(195.9)	NM
Net income	$281.6	$42.3	$239.3	NM

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the year ended December 31, 2009 was $281.6 million, compared to $42.3 million for the year ended December 31, 2008, an increase of $239.3 million.  The reasons for the increase in net income were increases in revenue of $40.2 million, a decrease in selling, general and administrative expenses of $8.0 million, a change (increase) in other income (expense), net, of $6.0 million, which were partially offset by an increase in costs of revenue of $4.7 million and an increase in depreciation and amortization of $3.7 million.  The most significant difference is the change between the net income tax benefit of $187.6 million recorded for the year ended December 31, 2009 and the net income tax provision of $8.3 million recorded for the year ended December 31, 2008.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $360.1 million for the year ended December 31, 2009, compared to $319.9 million for the year ended December 31, 2008, an increase of $40.2 million, or 12.6%.  Revenue from our U.S. operations increased by $39.1 million, or 13.6%, from $288.2 million for the year ended December 31, 2008 to $327.3 million for the year ended December 31, 2009.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  The continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $26.4 million, or 38.6%, from $68.4 million for the year ended December 31, 2008 to $94.8 million for the year ended December 31, 2009, revenue from fiber infrastructure services increased by $8.8 million, or 5.9%, from $149.5 million for the year ended December 31, 2008 to $158.3 million for the year ended December 31, 2009 and revenue from WAN services increased by $17.3 million, or 34.8%, from $49.7 million for the year ended December 31, 2008 to $67.0 million for the year ended December 31, 2009.  These increases were partially offset by a reduction in other revenue, which includes contract termination revenue, for the year ended December 31, 2009, compared to the year ended December 31, 2008.  Revenue from our foreign operations, primarily in the U.K., increased by $1.1 million, or 3.5%, from $31.7 million for the year ended December 31, 2008 to $32.8 million for the year ended December 31, 2009.  The primary reason for this increase was due to the increase in revenue in local currency from the U.K., which exceeded the decrease in the translation rate of British pounds to U.S. dollars in the year ended December 31, 2009 compared to the year ended December 31, 2008

Costs of revenue.  Consolidated costs of revenue for the year ended December 31, 2009 was $130.7 million, compared to $126.0 million for the year ended December 31, 2008, an increase of $4.7 million, or 3.7%.  Consolidated costs of revenue as a percentage of revenue was 36.3% for the year ended December 31, 2009, compared to 39.4% for the year ended December 31, 2008, resulting in consolidated gross profit margin of 63.7% and 60.6% for the years ended December 31, 2009 and 2008, respectively.  The costs of revenue for our U.S. operations was $119.3 million and $116.6 million for the years ended December 31, 2009 and 2008, respectively, an increase of $2.7 million, or 2.3%.  The increase in the domestic costs of revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008 was attributable principally to (i) an increase of $3.9 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $2.3 million in payroll-related expenses, primarily related to the increase in headcount in our network management, strategic initiatives and fiber operations; and (iii) an increase of $1.1 million for expenses associated with third party network costs.  These increases were partially offset by (i) a decrease of $2.8 million in long haul expenses from 2008 levels, which included $1.0 million incurred in 2008 with respect to temporarily needed leased capacity; (ii) a decrease of $1.4 million in amounts rebilled to customers for equipment sales (for which there was a corresponding decrease in related revenue); and (iii) a decrease of $0.4 million for repairs and maintenance charges for our cable and transmission equipment.  Additionally, the year ended December 31, 2009 includes a provision for equipment impairment relating to inventory of $1.2 million, compared to a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million for the year ended December 31, 2008.  The costs of revenue for our foreign operations was $11.4 million for the year ended December 31, 2009, compared to $9.4 million for the year ended December 31, 2008, an increase of $2.0 million, or 21.3%.  This increase was due primarily to increases in right-of-way, third party network costs, leased fiber costs and repairs and maintenance charges, which were needed to support the increases in our current and future operations.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the year ended December 31, 2009 was $82.5 million, compared to $90.5 million for the year ended December 31, 2008, a decrease of $8.0 million, or 8.8%.  SG&A as a percentage of revenue was 22.9% for the year ended December 31, 2009, compared to 28.3% for the year ended December 31, 2008.  In the U.S., SG&A was $71.2 million for the year ended December 31, 2009, compared to $79.6 million for the year ended December 31, 2008, a decrease of $8.4 million, or 10.6%.  SG&A for our U.S. operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 decreased primarily due to a $6.3 million decrease in professional fees due to the normalization of our financial reporting and a decrease of $3.0 million in domestic non-cash stock-based compensation expense from $11.8 million in the year ended December 31, 2008 to $8.8 million in the year ended December 31, 2009.  The primary reasons for the decrease in non-cash stock-based compensation expense were (i) the non-cash compensation expense associated with the acceleration of the vesting of restricted stock units relating to the termination of Mr. Doris’ employment contract; and (ii) the non-cash compensation expense of $0.7 associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination, both of which were incurred during the three months ended March 31, 2008.  See Note 13, “Employment Contract Termination,” for a further discussion of Mr. Doris’ employment contract.  We also had an impairment charge of $2.3 million with respect to an asset abandonment during the year ended December 31, 2008.  See Note 4, “Property and Equipment - Asset Abandonment,” for a further discussion.  These decreases were partially offset by an increase in domestic payroll and payroll-related expenses of $1.9 million from $37.8 million for the year ended December 31, 2008 to $39.7 million for the year ended December 31, 2009 primarily due to an increase in headcount and an increase in bonus accrual of $0.4 million, partially offset by a decrease in severance expense of $0.7 million.  In addition, transaction-based taxes increased by $1.2 million during the year ended December 31, 2009 compared to the year ended December 31, 2008.  SG&A from our foreign operations was $11.3 million for the year ended December 31, 2009, compared to $10.9 million for the year ended December 31, 2008, an increase of $0.4 million, or 3.7%.  With respect to our foreign operations, local currency increases in payroll-related expenses and a prior year adjustment for transaction taxes were far in excess of the reduction in professional fees in the year ended December 31, 2009 compared to the year ended December 31, 2008.  The net increase in local currency exceeded the reduction caused by the strengthening of the U.S. dollar against the British pound during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Depreciation and amortization.  Consolidated depreciation and amortization was $52.0 million for the year ended December 31, 2009, compared to $48.3 million for the year ended December 31, 2008, an increase of $3.7 million, or 7.7%.  Consolidated depreciation and amortization as a percentage of revenue was 14.4% for the year ended December 31, 2009, compared to 15.1% for the year ended December 31, 2008.  Depreciation and amortization increased as a result of additions to property and equipment in 2009 and the full year effect of depreciation on property and equipment acquired throughout 2008.  This increase was partially offset by the elimination of depreciation expense associated with property and equipment sold or disposed of during 2009 and 2008 and property and equipment that became fully depreciated during 2009.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $1.8 million for the year ended December 31, 2008 to $0.3 million for the year ended December 31, 2009.  The decrease of $1.5 million, or 83.3%, was primarily due to the decrease in short-term interest rates in 2009 compared to 2008, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense increased from $3.9 million for the year ended December 31, 2008 to $4.8 million for the year ended December 31, 2009.  This increase of $0.9 million, or 23.1%, was primarily due to the full year effect of interest on the $24 million portion of the Term Loan borrowed on February 29, 2008 and the $12 million portion of the Term Loan borrowed on October 1, 2008, partially offset by the quarterly scheduled repayments of principal of $1.08 million on June 30, 2009 and September 30, 2009, which reduced the balance on which interest expense is incurred.

Other income (expense), net.  Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income (expense), net was net income of $3.6 million for the year ended December 31, 2009, compared to a net expense of $2.4 million for the year ended December 31, 2008, a change of $6.0 million.  In the U.S., other income, net was $2.7 million for the year ended December 31, 2009, compared to other income, net of $2.8 million for the year ended December 31, 2008, a decrease of $0.1 million.  For our foreign operations, other income (expense), net was net income of $0.9 million for the year ended December 31, 2009, compared to a net expense of $5.2 million for the year ended December 31, 2008, a change of $6.1 million.  For the year ended December 31, 2009, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.9 million, gains on foreign currency of $1.9 million and other gains of $0.1 million, offset by a net loss on the sale or disposition of property and equipment of $1.3 million.  For the year ended December 31, 2008, consolidated other expense, net was comprised of a loss on foreign currency of $6.5 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $2.8 million, a net gain on the sale or disposition of property and equipment of $0.9 million and other gains of $0.4 million.

Benefit from income taxes.  We recognized $183.0 million of non-cash tax benefits at December 31, 2009 as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  We believe it is more likely than not that these deferred tax assets will be utilized to reduce or eliminate tax payments in future periods.  Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. for the past three years; and (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.  Additionally, based on our ability to fully absorb current book income with our deferred tax assets and our ability to carryback certain portions of these losses to 2008 and 2007, we recorded a current federal benefit from income taxes of $5.3 million.  We also provided $0.7 million for state income taxes in 2009.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated Results (dollars in millions for the table set forth below):
	Years Ended December 31,
	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$319.9	$253.6	$66.3	26.1%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively)	126.0	110.3	15.7	14.2%
Selling, general and administrative expenses	90.5	80.9	9.6	11.9%
Depreciation and amortization	48.3	47.5	0.8	1.7%
Loss on litigation	—	11.7	(11.7)	NM
Operating income	55.1	3.2	51.9	NM
Other income (expense):
Interest income	1.8	3.3	(1.5)	(45.5	) %
Interest expense	(3.9)	(2.3)	1.6	69.6%
Other (expense) income, net	(2.4)	3.8	(6.2)	NM
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	(10.3)	NM
Income from continuing operations, before income taxes	50.6	18.3	32.3	176.5%
Provision for income taxes	8.3	4.5	3.8	84.4%
Net income	$42.3	$13.8	$28.5	206.5%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Revenue.  Consolidated revenue was $319.9 million for the year ended December 31, 2008, compared to $253.6 million for the year ended December 31, 2007, an increase of $66.3 million, or 26.1%.  Revenue from our U.S. operations increased by $60.7 million, or 26.7%, from $227.5 million for the year ended December 31, 2007 to $288.2 million for the year ended December 31, 2008.  The principal reason for this increase was due to the continued growth in each of our metro, fiber infrastructure and WAN services.  U.S. revenue from metro services increased by $25.4 million, or 59.1%, from $43.0 million for the year ended December 31, 2007 to $68.4 million for the year ended December 31, 2008, revenue from fiber infrastructure services increased by $12.5 million, or 9.1%, from $137.0 million for the year ended December 31, 2007 to $149.5 million for the year ended December 31, 2008 and revenue from WAN services increased by $12.9 million, or 35.1%, from $36.8 million for the year ended December 31, 2007 to $49.7 million for the year ended December 31, 2008.  A significant portion of the growth was attributable to new contracts with existing customers.  Revenue from our foreign operations, primarily in the U.K., increased by $5.6 million, or 21.5%, from $26.1 million for the year ended December 31, 2007 to $31.7 million for the year ended December 31, 2008.  The increase was primarily due to our continued focus on increasing our existing services in the U.K.

Costs of revenue.  Consolidated costs of revenue for the year ended December 31, 2008 was $126.0 million, compared to $110.3 million for the year ended December 31, 2007, an increase of $15.7 million, or 14.2%.  Consolidated costs of revenue as a percentage of revenue was 39.4% for the year ended December 31, 2008, compared to 43.5% for the year ended December 31, 2007, resulting in consolidated gross profit margin of 60.6% for the year ended December 31, 2008, compared to 56.5% for the year ended December 31, 2007.  The costs of revenue for our U.S. operations was $116.6 million and $101.9 million for the years ended December 31, 2008 and 2007, respectively, an increase of $14.7 million, or 14.4%.  The increase in the domestic costs of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 was attributable principally to (i) an increase of $4.9 million in co-location expenses to support our IP network services and increase our presence in third party data centers; (ii) an increase of $3.6 million for repairs and maintenance charges for our cable and transmission equipment; (iii) an increase of $3.2 million in payroll related expenses, primarily related to the increase in headcount in our operations’ technical services and systems engineering groups and (iv) an increase of $2.0 million for expenses associated with third party circuits.  Additionally, the year ended December 31, 2008 includes a provision for equipment impairment relating to inventory of $0.4 million and a lease abandonment cost of $0.7 million, compared to a provision for equipment impairment of $2.2 million and a lease abandonment cost of $0.3 million for the year ended December 31, 2007.  The costs of revenue for our foreign operations was $9.4 million for the year ended December 31, 2008, compared to $8.4 million for the year ended December 31, 2007, an increase of $1.0 million, or 11.9%.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the year ended December 31, 2008 was $90.5 million, compared to $80.9 million for the year ended December 31, 2007, an increase of $9.6 million, or 11.9%.  SG&A as a percentage of revenue was 28.3% for the year ended December 31, 2008, compared to 31.9% for the year ended December 31, 2007.  In the U.S., SG&A was $79.6 million for the year ended December 31, 2008, compared to $69.3 million for the year ended December 31, 2007, an increase of $10.3 million, or 14.9%.  SG&A for our U.S. operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased primarily due to the increase of $3.8 million in non-cash stock-based compensation expense from $8.0 million in the year ended December 31, 2007 to $11.8 million in the year ended December 31, 2008.  The reasons for this increase were (i) the expense associated with restricted stock units granted under the 2008 Plan; (ii) the $0.7 million expense associated with the modification of options to purchase common stock in connection with Mr. Doris’ termination recognized in the three months ended March 31, 2008; and (iii) the compensation expense of $0.9 million associated with the repurchase of shares from recipients of restricted stock units in excess of minimum withholding requirements.  Additionally, payroll and payroll-related expenses increased by $4.6 million from $33.2 million for the year ended December 31, 2007 to $37.8 million for the year ended December 31, 2008 primarily due to an increase in the bonus accrual of $1.2 million; an increase in severance expense of $0.6 million; an increase in commission expense of $0.6 million and an increase in salaries of $2.2 million due to year over year salary increases and increases in headcount.  In 2008, we also provided for an impairment of $2.3 million with respect to an asset abandonment.  See Note 4, “Property and Equipment - Asset Abandonment,” for a further discussion.  These increases were partially offset by a reduction in transaction-based taxes of $0.5 million and a reduction in professional fees of $2.4 million.  SG&A for our foreign operations was $10.9 million for the year ended December 31, 2008, compared to $11.6 million for the year ended December 31, 2007, a decrease of $0.7 million, or 6.0%.

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

Liquidity and Capital Resources

We had working capital of $88.6 million at December 31, 2009, compared to a working capital of $11.8 million at December 31, 2008, an increase of $76.8 million.  This increase was primarily attributable to an increase in unrestricted cash of $78.2 million from $87.1 million at December 31, 2008 to $165.3 at December 31, 2009.  The increase in unrestricted cash at December 31, 2009 was primarily attributable to cash provided by operating activities of $157.2 million, the proceeds from borrowings under the Secured Credit Facility, net of financing costs, of $24.5 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $18.7 million, partially offset by the use of cash to purchase property and equipment of $118.7 million.

Net cash provided by operating activities was $157.2 million in 2009, compared to $116.1 million in 2008, an increase of $41.1 million.  Net cash provided by operating activities in 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $52.0 million, stock-based compensation expense of $9.7 million and provisions for equipment impairment and asset abandonment of $1.2 million to net income plus the changes in working capital components. Net cash provided by operating activities in 2008 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $48.3 million, stock-based compensation expense of $12.5 million and provisions for equipment impairment and asset abandonment of $2.7 million to net income plus the changes in working capital components.

Net cash used in investing activities was $118.4 million in 2009, compared to $115.6 million in 2008, an increase of $2.8 million.  Net cash used in investing activities in 2009 was attributable to the purchases of property and equipment of $118.7 million, offset by the proceeds generated from sales of property and equipment of $0.3 million.  Net cash used in investing activities in 2008 was attributable to the purchases of property and equipment of $117.2 million, offset by the proceeds generated from sales of property and equipment of $1.6 million.  The property and equipment that is purchased in each period is used primarily to connect new customers to our networks and to build our infrastructure.

Net cash provided by financing activities was $38.9 million in 2009, which is comprised of the $24.5 million of net proceeds received from the funding of the Delayed Draw Term Loan under the Secured Credit Facility, the proceeds from the exercise of options to purchase shares of common stock of $10.0 million and the proceeds from the exercise of warrants of $8.7 million, offset by the principal payment under the Secured Credit Facility of $3.2 million, the principal payment on our capital lease obligation of $0.5 million, the purchase of treasury stock of $0.4 million and the increase in restricted cash and cash equivalents of $0.2 million.  Net cash provided by financing activities was $42.6 million in 2008, which is composed of the $33.6 million of net proceeds received from the funding of the Term Loans under the Secured Credit Facility, the proceeds from the exercise of warrants of $10.7 million and the release of restricted cash and cash equivalents of $1.4 million, offset by the purchase from employees of shares underlying vested restricted stock units of $2.9 million and the principal payment on our capital lease obligation of $0.2 million.

In 2009, we generated cash from operations that was sufficient to fund our operating expenses.  We also generated $18.7 million from the exercise of stock purchase warrants and options to purchase shares of common stock and borrowed $24.5 million under our Secured Credit Facility.  During 2009, we used $118.7 million for capital expenditures.  Additionally, in 2009, we paid an aggregate of $0.4 million to repurchase shares of common stock underlying vested restricted stock units to fund minimum tax withholding obligations.  See Item 11, “Executive Compensation,” and Note 10, “Shareholders’ Equity - Stock Purchase Agreements,” and Note 12, “Stock-Based Compensation – Restricted Stock Units,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to fund a portion of our future capital projects for both our existing business and growth with our net cash from operations.

On February 29, 2008, we entered into the Secured Credit Facility comprised of: (i) an $18 million Revolver; (ii) a $24 million Term Loan: and (iii) an $18 million Delayed Draw Term Loan.  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013).  The Secured Credit Facility is secured by substantially all of our domestic assets.  We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility.  Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties.  Among other things, these covenants limit annual capital expenditures in 2008, 2009 and 2010, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio, and originally required that we maintain a minimum of $20 million in cash deposits at all times (which minimum cash deposit requirement has been removed).  In addition, the Secured Credit Facility prohibits us from paying dividends (other than in our own shares or other equity securities) and from making certain other payments, including payments to acquire our equity securities other than under specified circumstances, which include the repurchase of our equity securities from employees and directors in an aggregate amount not to exceed $15 million.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90 million effective October 1, 2008.  In connection with the joinder agreement, we paid a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees.  The availability under the Revolver increased to $27 million, the Term Loan increased to $36 million and the available Delayed Draw Term Loan increased to $27 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and subsequently extended to December 31, 2009.  On December 31, 2009, we borrowed $24.57 million under the Delayed Draw Term Loan.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the $24 million Term Loan and the $12 million Term Loan.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.23531% at December 31, 2009).

We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2011. Additionally, at December 31, 2009, we had $26 million available under the Revolver.

In addition, in the future we may consider making acquisitions of other companies or product lines to support our growth.  We may finance any such acquisition of other companies or product lines from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt and/or equity securities.  We cannot provide assurance that any such funds will be available to us on favorable terms, or at all.

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2009 measured from December 31, 2009:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Note payable (including interest)	$64.7	$10.3	$21.3	$33.1	$—
Operating Lease Obligations	98.8	13.2	23.6	19.7	42.3
Capital Lease Obligations (including interest)	1.7	—	0.5	0.5	0.7
Other Rights-of-Way, Franchise Fees and Building Access Fees	173.2	44.4	39.5	22.6	66.7
Total	$338.4	$67.9	$84.9	$75.9	$109.7

Excluded from this table are estimated capital commitments of $16.7 million at December 31, 2009, which is comprised principally of customer build-outs based upon contracts recorded in the fourth quarter of 2009 and other construction in progress.

Note payable outstanding under the Term Loans are currently hedged for three year terms, which expires August 2011 and November 2011; the above table assumes interest at the rate fixed by the hedges for the entire term of the Secured Credit Facility.  The amounts outstanding under the Delayed Draw Term Loan are not hedged and the above table assumes 30 day LIBOR at the rate effective December 29, 2009.  The table excludes unused fees, which are 0.5% on unused balances.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$327.3	$288.2	$39.1	13.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $1.2 and $0.4 for the years ended December 31, 2009 and 2008, respectively)	119.3	116.6	2.7	2.3%
Selling, general and administrative expenses	71.2	79.6	(8.4)	(10.6	) %
Depreciation and amortization	45.5	41.9	3.6	8.6%
Operating income	91.3	50.1	41.2	82.2%
Other income (expense):
Interest income	0.3	1.7	(1.4)	(82.4	) %
Interest expense	(4.8)	(3.9)	0.9	23.1%
Other income, net	2.7	2.8	(0.1)	(3.6	) %
Income before income taxes	89.5	50.7	38.8	76.5%
(Benefit from) provision for income taxes	(184.6)	8.3	(192.9)	NM
Net income	$274.1	$42.4	$231.7	NM

United Kingdom and others:

	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$32.8	$31.7	$1.1	3.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	11.4	9.4	2.0	21.3%
Selling, general and administrative expenses	11.3	10.9	0.4	3.7%
Depreciation and amortization	6.5	6.4	0.1	1.6%
Operating income	3.6	5.0	(1.4)	(28.0	) %
Other income (expense):
Interest income	—	0.1	(0.1)	NM
Other income (expense), net	0.9	(5.2)	6.1	117.3%
Income (loss) before income taxes	4.5	(0.1)	4.6	NM
(Benefit from) income taxes	(3.0)	—	(3.0)	NM
Net income (loss)	$7.5	$(0.1)	$7.6	NM

NM—not meaningful

United States:

	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$288.2	$227.5	$60.7	26.7%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $0.4 and $2.2 for the years ended December 31, 2008 and 2007, respectively)	116.6	101.9	14.7	14.4%
Selling, general and administrative expenses	79.6	69.3	10.3	14.9%
Depreciation and amortization	41.9	41.4	0.5	1.2%
Operating income	50.1	14.9	35.2	236.2%
Other income (expense):
Interest income	1.7	3.1	(1.4)	(45.2	) %
Interest expense	(3.9)	(2.3)	1.6	69.6%
Other income, net	2.8	2.7	0.1	3.7%
Income before income taxes	50.7	18.4	32.3	175.5%
Provision for income taxes	8.3	4.5	3.8	84.4%
Net income	$42.4	$13.9	$28.5	205.0%

United Kingdom and others:

	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$31.7	$26.1	$5.6	21.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	9.4	8.4	1.0	11.9%
Selling, general and administrative expenses	10.9	11.6	(0.7)	(6.0	) %
Depreciation and amortization	6.4	6.1	0.3	4.9%
Loss on litigation	—	11.7	(11.7)	NM
Operating income (loss)	5.0	(11.7)	16.7	142.7%
Other income (expense):
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	10.3	(10.3)	NM
Interest income	0.1	0.2	(0.1)	(50.0	) %
Other (expense) income, net	(5.2)	1.1	(6.3)	(572.7	) %
Loss before income taxes	(0.1)	(0.1)	—	—
Provision for income taxes	—	—	—
Net loss	$(0.1)	$(0.1)	$—	—

NM—not meaningful

The segment results for 2009, 2008 and 2007 (above) reflect the elimination of any intercompany sales or charges.

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

Recently Issued Accounting Pronouncements

During the third quarter of 2009, we adopted the FASB Accounting Standards Update No. 2009-01, “Amendments based on SFAS No. 168 - The   FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” (the “Codification”).  The Codification became the single source of authoritative GAAP in the U.S., other than rules and interpretative releases issued by the SEC.  The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative.  All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative.  The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place.  Accordingly, the adoption had no impact on our financial position, results of operations or cash flows.  All references to previous GAAP citations in our consolidated financial statements have been updated for the new references under the Codification.

In September 2006, the FASB issued SFAS No. 157, “The Fair Value Measurements,” (“SFAS No. 157”), (now known as FASB ASC 820-10), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB ASC 820-10 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of this statement as provided by FASB Staff Position No. FAS 157-2, (also now known as FASB ASC 820-10), for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (now known as FASB ASC 350), and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35).  We adopted this statement on January 1, 2008 with respect to our financial assets and liabilities, as discussed above.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (now known as FASB ASC 825).  FASB ASC 825 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  This statement, which was effective in the first quarter of fiscal 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), (now known as FASB ASC 805), to replace SFAS No. 141, “Business Combinations.”  FASB ASC 805 requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”), (now known as FASB ASC 810-10-65).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  We have analyzed the circumstances in which the use of the simplified method is allowed.  We have opted to use the simplified method for stock options it granted in 2008 because management believes that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the year ended December 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”), (now known as FASB ASC 815), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133, (also now known as FASB ASC 815), and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows.  FASB ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-5”), (now known as FASB ASC 815-40).  FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of this issue did not have a material impact on our financial position, results of operations or cash flows.

 In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”), (now known as FASB ASC 840-10).  FASB ASC 840-10 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  This issue is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of this issue did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”), (now known as FASB ASC 260-10).  FASB ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FASB ASC 260-10.  The adoption of this issue did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”), (now known as FASB ASC 825).  This statement amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (now known as FASB ASC 825-10), to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” (now known as FASB ASC 270-10-50), to require those disclosures in all interim financial results, financial position and financial statement disclosures.  This statement became effective for us for the three months ended June 30, 2009.  This statement did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"), (now known as FASB ASC 855-10), effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of FASB ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FASB ASC 855-10 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-5, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820.  ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU No. 2009-5 did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  The adoption of ASU No. 2009-13 will not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate.  ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160.  The adoption of ASU No. 2010-02 did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During 2009, our foreign activities accounted for 9.1% of consolidated revenue.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy.  For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.573 million (1% x $57.3 million) based upon the amount of the related debt outstanding at February 28, 2010.  We have chosen 30 day LIBOR as the interest rate.  Effective August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $24 million borrowed under the Term Loan on February 29, 2008 for three years at 3.65% per annum, plus the applicable margin of 3.00%.  On October 1, 2008, we borrowed an additional $12 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense with respect to the Term Loans compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates.  After the expiration of each interest rates swap, the corresponding Term Loan will bear interest at 30 day LIBOR plus the applicable margin of 3.00%.

As of December 31, 2009, we borrowed $24.57 million available under the Delayed Draw Term Loan.  The interest rate was 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  We have not entered into a swap arrangement to fix our borrowing costs under the Delayed Draw Term Loan.

As of December 31, 2009, we had $57.3 million outstanding under the Secured Credit Facility.  Additionally, we had a $1.7 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk.

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates, which affect the interest we earn on our cash and cash equivalents.  Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements and requires investments to be investment grade, primarily rated AAA or better with the objective of minimizing the potential risk of principal loss.  Highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents.  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.  Our investments in cash equivalents are primarily floating rate investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 16, 2010

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$165.3	$87.1
Restricted cash and cash equivalents	3.7	3.5
Accounts receivable, net of allowances of $2.0 and $1.3, at December 31, 2009 and 2008, respectively	20.1	19.2
Prepaid costs and other current assets	13.5	9.8
Total current assets	202.6	119.6

Property and equipment, net of accumulated depreciation and amortization of $236.5 and $207.4 at December 31, 2009 and 2008, respectively	469.1	398.4
Deferred tax assets	183.0	—
Other assets	7.3	5.9
Total assets	$862.0	$523.9

LIABILITIES:
Current liabilities:
Accounts payable	$10.7	$13.9
Accrued expenses, including income taxes payable	68.4	65.9
Deferred revenue - current portion	27.3	24.8
Note payable - current portion	7.6	3.2
Total current liabilities	114.0	107.8

Note payable	49.7	32.8
Deferred revenue	93.8	88.5
Other long-term liabilities	10.3	10.5
Total liabilities	267.8	239.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 25,271,788 issued and 24,750,560 outstanding at December 31, 2009 and 23,219,474 issued and 22,716,602 outstanding at December 31, 2008	0.3	0.2
Additional paid-in capital	308.2	279.9
Treasury stock at cost, 521,228 and 502,872 shares at December 31, 2009 and 2008, respectively	(16.7)	(16.3)
Accumulated other comprehensive loss	(9.0)	(9.3)
Retained earnings	311.4	29.8
Total shareholders’ equity	594.2	284.3
Total liabilities and shareholders’ equity	$862.0	$523.9
The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

	Years Ended December 31,
	2009	2008	2007
Revenue	$360.1	$319.9	$253.6

Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $1.2, $0.4 and $2.2 for the years ended December 31, 2009, 2008 and 2007, respectively)	130.7	126.0	110.3
Selling, general and administrative expenses	82.5	90.5	80.9
Depreciation and amortization	52.0	48.3	47.5
Loss on litigation	—	—	11.7

Operating income	94.9	55.1	3.2

Other income (expense):
Interest income	0.3	1.8	3.3
Interest expense	(4.8)	(3.9)	(2.3)
Other income (expense), net	3.6	(2.4)	3.8
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	10.3

Income before income taxes	94.0	50.6	18.3

(Benefit from) provision for income taxes	(187.6)	8.3	4.5

Net income	$281.6	$42.3	$13.8

Income per share, basic:
Basic net income per share	$11.98	$1.93	$0.64

Weighted average number of common shares	23,504,077	21,985,284	21,503,842

Income per share, diluted:
Diluted net income per share	$11.06	$1.73	$0.57

Weighted average number of common shares	25,468,405	24,454,150	24,368,278

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2007	20,946,778	$0.2	30,554	$(0.5)	$241.5	$3.0	$(26.3)	$217.9
Issuance of common stock from exercise of warrants	97,882	—	—	—	1.1	—	—	1.1
Issuance of common stock from vested restricted stock	621,438	—	—	—	—	—	—	—
Purchase of treasury stock			259,632	(9.7)	—	—	—	(9.7)
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	—	—	—	(10.3)	—	(10.3)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	8.2	—	—	8.2
Tax benefit from issuance of restricted stock	—	—	—	—	2.8	—	—	2.8
Net income	—	—	—	—	—	—	13.8	13.8
Balance at December 31, 2007	21,666,098	0.2	290,186	(10.2)	253.6	(7.4)	(12.5)	223.7
Issuance of common stock from exercise of warrants, including cashless exercise	1,379,850	—	—	—	13.9	—	—	13.9
Issuance of common stock from vested restricted stock	175,250	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	107,592	(2.9)	—	—	—	(2.9)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	105,094	(3.2)	—	—	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	—	(0.3)	—	(0.3)
Change in fair value of interest rate swap contract	—	—	—	—	—	(1.6)	—	(1.6)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	12.5	—	—	12.5
Tax effect from issuance of restricted stock	—	—	—	—	(0.1)	—	—	(0.1)
Shares cancelled at conclusion of bankruptcy case.	(1,724)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	42.3	42.3
Balance at December 31, 2008	23,219,474	0.2	502,872	(16.3)	279.9	(9.3)	29.8	284.3
Issuance of common stock from exercise of warrants	725,326	—	—	—	8.7	—	—	8.7
Issuance of common stock from vested restricted stock	584,362	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	742,626	0.1	—	—	9.9	—	—	10.0
Purchase of treasury stock	—	—	17,880	(0.4)	—	—	—	(0.4)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	476	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Change in fair value of interest rate swap contract	—	—	—	—	—	0.4	—	0.4
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	9.7	—	—	9.7
Net income	—	—	—	—	—	—	281.6	281.6
Balance at December 31, 2009	25,271,788	$0.3	521,228	$(16.7)	$308.2	$(9.0)	$311.4	$594.2

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net income	$281.6	$42.3	$13.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	52.0	48.3	47.5
Reversal of valuation allowance on deferred tax assets	(183.0)	—	—
Provisions for equipment impairment and asset abandonment	1.2	2.7	2.2
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	(10.3)
Provision for bad debts	0.9	0.7	0.5
Non-cash stock-based compensation expense	9.7	12.5	8.2
Gain on leased asset termination	—	—	(0.4)
Loss (gain) on sale or disposition of property and equipment, net	1.3	(0.9)	0.2
Other	—	—	0.1
Changes in operating working capital:
Accounts receivable	(1.2)	(5.6)	(0.8)
Prepaid costs and other current assets	(3.5)	1.8	(2.2)
Accounts payable	(3.4)	6.5	(6.7)
Accrued expenses	(4.6)	2.4	14.1
Other assets	(1.3)	(0.3)	(0.1)
Deferred revenue and other long-term liabilities	7.5	5.7	3.6
Net cash provided by operating activities	157.2	116.1	69.7
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.3	1.6	0.2
Proceeds from sale of discontinued operations	—	—	1.3
Purchases of property and equipment	(118.7)	(117.2)	(90.8)
Net cash used in investing activities	(118.4)	(115.6)	(89.3)
Cash flows provided by (used in) financing activities:
Proceeds from note payable, net of financing costs	24.5	33.6	—
Proceeds from exercise of options to purchase shares of common stock	10.0	—	—
Proceeds from exercise of warrants	8.7	10.7	1.1
Excess tax benefit realized from share-based payment arrangements	—	—	2.8
Change in restricted cash and cash equivalents	(0.2)	1.4	0.5
Principal payments – note payable	(3.2)	—	—
Purchase of treasury stock	(0.4)	(2.9)	(9.7)
Principal payments - capital lease obligation	(0.5)	(0.2)	(0.1)
Net cash provided by (used in) financing activities	38.9	42.6	(5.4)
Effect of exchange rates on cash	0.5	(1.8)	0.1
Net increase (decrease) in cash and cash equivalents	78.2	41.3	(24.9)
Cash and cash equivalents, beginning of year	87.1	45.8	70.7
Cash and cash equivalents, end of year	$165.3	$87.1	$45.8

Supplemental cash flow information:
Cash paid for interest	$2.7	$2.1	$0.1
Cash paid for income taxes	$2.8	$1.0	$1.5

Non-cash financing activity:
Non-cash exercise of five year warrants at maturity	$—	$3.2	$—
Non-cash purchase of shares into treasury	$—	$3.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2009	2008	2007
Net income	$281.6	$42.3	$13.8
Change in fair value of interest rate swap contract	0.4	(1.6)	—
Foreign currency translation adjustments	(0.1)	(0.3)	(0.1)
Reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	(10.3)
Comprehensive income	$281.9	$40.4	$3.4

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information for all periods presented, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity have been retroactively adjusted to reflect the two-for-one stock split.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s results as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

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

In 2003, the Company issued 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled, the rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering (of which rights to purchase 3,337,984 shares of common stock have been exercised), five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under the Company’s 2003 Plan.  (See Note 12, “Stock-Based Compensation.”)

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003.  Although the Effective Date of the Plan of Reorganization was September 8, 2003, the Company accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires the Company to allocate the reorganization value of its assets and liabilities based upon their estimated fair values, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (now known as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852-10).  The Company developed a set of financial projections, which were utilized by an expert to assist the Company in estimating the fair value of its assets and liabilities.  The expert utilized various valuation methodologies, including (1) a comparison of the Company and its projected performance to that of comparable companies; (2) a review and analysis of several recent transactions of companies in similar industries to the Company; and (3) a calculation of the enterprise value based upon the future cash flows of the Company’s projections.

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities.  The reorganization value was allocated by the Company to its assets and liabilities based upon their fair values.  The Company engaged an independent appraiser to assist the Company in determining the fair market value of its property and equipment.  The determination of fair values of assets and liabilities was subject to significant estimates and assumptions.  The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment; (ii) reduction of indebtedness; (iii) reduction of vendor payables; (iv) reduction of the carrying value of deferred revenue; (v) increase of deferred rent to fair market value; (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization; (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital; and (viii) elimination of the comprehensive loss and accumulated deficit accounts.

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

Revenue Recognition

The Company follows SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements,” (now known as FASB ASC 605-10), as amended by SEC SAB No. 104, “Revenue Recognition,” (also now known as FASB ASC 605-10).

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

Prior to October 1, 2009, the Company generally amortized revenue related to installation services on a straight-line basis over the contracted customer relationship (two to twenty years).  In the fourth quarter of 2009, the Company completed a study of its historic customer relationship period.  As a result, commencing October 1, 2009, the Company began amortizing revenue related to installation services on a straight-line basis generally over the estimated customer relationship period (generally ranging from three to twenty years).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During 2009, 2008 and 2007, the Company included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $3.9, $15.4, and $8.5 in 2009, 2008 and 2007, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the years ended December 31, 2009, 2008 and 2007.

Operating Leases

The Company leases office and equipment space, and maintains equipment rentals, right-of-way contracts, building access fees and network capacity under various non-cancelable operating leases.  The lease agreements, which expire at various dates through 2023, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance.  Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.  In accordance with SFAS No. 13, “Accounting for Leases,” (now known as FASB ASC 840), the Company recognizes rent expense on a straight-line basis and records a liability representing the difference between straight-line rent expense and the amount payable as an increase or decrease to a deferred liability.  Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term.  Rent-free periods and other incentives granted under certain leases are recorded as reductions to rent expense on a straight-line basis over the related lease terms.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

Accounts receivable are customer obligations for services sold to such customers under normal trade terms.  The Company’s customers are primarily communications carriers, and corporate enterprise and government customers, located primarily in the U.S. and U.K.  The Company performs periodic credit evaluations of its customers’ financial condition.  The Company provides allowances for doubtful accounts and sales credits.  Provisions for doubtful accounts are recorded in selling, general and administrative expenses, while allowances for sales credits are recorded as reductions of revenue.  The adequacy of the reserves is evaluated utilizing several factors including length of time a receivable is past due, changes in the customer’s creditworthiness, customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate.

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are a part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2009 and December 31, 2008, the Company had $26.9 and $14.8, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $11.4, $10.7, and $8.6 for the years ended December 31, 2009, 2008 and 2007, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of estimated useful life or the lease term

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  The Company capitalized relocation costs amounting to $3.1, $2.6 and $2.2 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.3 ($0.2 on a net book value basis) for each of the years ended December 31, 2009, 2008 and 2007.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized for the years ended December 31, 2009, 2008 and 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, its strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4, $0.4 and $2.2 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company also recorded a provision for equipment impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  (See Note 6, “Change in Estimate.”)

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.2 and $7.1 at December 31, 2009 and 2008, respectively, of which $3.8 and $3.9, respectively, was included in “Accrued expenses,” and $3.4 and $3.2, respectively, was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.3 for each of the years ended December 31, 2009 and 2008, and $0.2 for the year ended December 31, 2007.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $183.0 million during the fourth quarter of 2009.  See Note 8, “Income Taxes,” for a further discussion.

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under local tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2009 and 2008.  The provision for income taxes, income taxes payable and deferred income taxes are provided for in accordance with the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

The Company’s reorganization resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with FASB ASC 852-10 on the Effective Date.  Fresh start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods.  Prior to 2009, fresh start accounting required the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital.  Beginning in 2009, in accordance with SFAS141(R), “Business Combinations (Revised),” (now known as FASB ASC 805), future utilization of such benefit will reduce income tax expense.  This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the years ended December 31, 2009 and 2008.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar.  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  The Company’s foreign exchange transaction gains (losses) are generally included in “other income (expense), net” in the consolidated statements of operations.

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  (See Note 12, “Stock-Based Compensation.”)

Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards.  The Company did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies.  Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period).  The Company recognizes the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award.  Upon consummation of the Company’s Plan of Reorganization, all then outstanding stock options were cancelled.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), (now known as FASB ASC 718), using the modified prospective method.  SFAS No. 123R requires all share-based awards granted to employees to be recognized as compensation expense over the vesting period, based on fair value of the award.  The fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123R requires an estimate of future forfeitures, whereas SFAS No. 123 allowed companies to estimate forfeitures or recognize the impact of forfeitures as they occur.  As the Company recognized the impact of forfeitures as they occurred under SFAS No. 123, the adoption of SFAS No. 123R did result in different accounting treatment, but it did not have a material impact on the Company’s consolidated financial statements.

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Expected volatility	—	80.00%	80.00%
Risk-free interest rate	—	2.96%	4.61%
Expected life (years)	—	5.00	5.00
Weighted average fair value of options granted	—	$19.68	$20.89

There were no options to purchase shares of common stock granted during the year ended December 31, 2009

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for our stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period.  (See Note 12, “Stock-Based Compensation.”)

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received.  Stock warrants to purchase shares of common stock exercised totaled 725,326, 1,379,850, and 97,882 in 2009, 2008 and 2007, respectively.

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

At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  In total, five year warrants to purchase 318,526 shares of common stock were deemed exercised pursuant to the Net Exercise (including warrants to purchase 778 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 213,432, shares were issued to the warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, five year warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.

In 2009, seven year warrants to purchase 1,816 shares of common stock were exercised pursuant to the Net Exercise.  Seven year warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.  At December 31, 2009, seven year warrants to purchase 858,530 shares of common stock were outstanding.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Derivative Financial Instruments

The Company utilizes interest rate swaps, derivative financial instruments (“derivatives”), to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24 (original principal) portion of the Term Loan (as such term is defined in Note 3, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12 (original principal) portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are and will be recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2009 and December 31, 2008 was $1.2 and $1.6, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (now known as FASB ASC 815-10).  FASB ASC 815-10 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under FASB ASC 815; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

The Company minimizes its credit risk relating to counterparties of its derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of its counterparties.  The Company does not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  As of December 31, 2009 and December 31, 2008, the Company’s consolidated balance sheets included net interest rate swap derivative liabilities of $1.2 and $1.6, respectively.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of December 31, 2009 and December 31, 2008 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2009	December 31, 2008
Interest rate swap agreements (*)	$1.2	$1.6

Total derivatives designated as hedging instruments	$1.2	$1.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of December 31, 2009.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$21.9	August 2011	3.65%	1.04%

$10.9	November 2011	2.635%	0.51%

$32.8

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), for the Company’s financial assets and liabilities effective January 1, 2008.  This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. FASB ASC 820-10 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $154.1 and $81.9 at December 31, 2009 and December 31, 2008, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $1.2 and $1.6 in other long-term liabilities in the consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively.  The Company used third parties to value each of the interest rate swap agreements at December 31, 2009 and December 31, 2008, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The Company contributed $1.5 for each of the years ended December 31, 2009 and 2008, and $1.4 for the year ended December 31, 2007, net of forfeitures for its obligations under these plans.

Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), (now known as FASB ASC 605-45).  FASB ASC 605-45 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes.  Taxes within the scope of FASB ASC 605-45 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes.  In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed.  The Company adopted EITF No. 06-3 effective January 1, 2007.  The Company’s policy is to record taxes within the scope of FASB ASC 605-45 on a net basis.

2008 and 2007 Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2008 and 2007, to conform to the classifications used for the year ended December 31, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Recently Issued Accounting Pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Update No. 2009-01, “Amendments based on SFAS No. 168 - The   FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” (the “Codification”).  The Codification became the single source of authoritative GAAP in the U.S., other than rules and interpretative releases issued by the SEC.  The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative.  All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative.  The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place.  Accordingly, the adoption had no impact on the Company’s financial position, results of operations or cash flows.  All references to previous GAAP citations in the Company’s consolidated financial statements have been updated for the new references under the Codification.

In September 2006, the FASB issued SFAS No. 157, “The Fair Value Measurements,” (“SFAS No. 157”), (now known as FASB ASC 820-10), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB ASC 820-10 establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosures about fair value measurement.  In February 2008, the FASB deferred the adoption of SFAS No. 157 as provided by FASB Staff Position No. FAS 157-2, (also now known as FASB ASC 820-10), for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (now known as FASB ASC 350), and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35).  The Company adopted this statement on January 1, 2008 with respect to its financial assets and liabilities, as discussed above.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (now known as FASB ASC 825).  FASB ASC 825 gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  This statement, which was effective in the first quarter of fiscal 2009, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised),” (“SFAS No. 141(R)”), (now known as FASB ASC 805), to replace SFAS No. 141, “Business Combinations.”  FASB ASC 805 requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”), (now known as FASB ASC 810-10-65).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

 In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the year ended December 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”), (now known as FASB ASC815), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133, (also now known as FASB ASC 815) and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows.  This statement also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF No. 07-5”), (now known as FASB ASC 815-40).  FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11 (a) of SFAS No. 133.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of this issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits under Lease Agreements,” (“EITF No. 08-3”), (now known as FASB ASC 840-10).  FASB ASC 840-10 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  This issue is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of this issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities,” (“EITF No. 03-6-1”), (now known as FASB ASC 260-10).  FASB ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share date (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FASB ASC 260-10.  The adoption of this issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”), (now known as FASB ASC 825).  This statement amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (now known as FASB ASC 825-10), to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” (now known as FASB ASC 270-10-50), to require those disclosures in all interim financial results, financial position and financial statement disclosures.  This statement became effective for the Company for the three months ended June 30, 2009.  This statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"), (now known as FASB ASC 855-10), effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of FASB ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FASB ASC 855-10 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-5, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820.  ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU No. 2009-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  The adoption of ASU No. 2009-13 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate.  ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160.  The adoption of ASU No. 2010-02 did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 3:   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
Prepaid property taxes	$2.4	$2.3
State and federal income tax deposits	2.4	0.6
Prepaid right-of-way charges	2.1	1.8
Prepaid insurance	1.7	1.3
Reimbursable relocation	1.6	0.4
Prepaid maintenance	1.4	1.0
Prepaid rent	0.4	0.7
Prepaid telecom	0.3	0.5
Other receivables	0.6	0.7
Other prepaids	0.6	0.5
Total	$13.5	$9.8

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Leasehold improvements	$3.8	$1.5
Furniture, fixtures and equipment	28.4	24.5
Network infrastructure assets, including transmission and IP equipment	673.4	579.8
Total property and equipment	705.6	605.8
Accumulated depreciation and amortization	(236.5)	(207.4)
Property and equipment, net	$469.1	$398.4

Included in network infrastructure assets was certain transmission and IP equipment held in inventory for future use, which had an original cost (adjusted for provisions for equipment impairment of $0.4 at both December 31, 2009 and 2008) of $39.3 and $44.6, accumulated depreciation of $25.7 and $34.6 and net carrying values of $13.6 and $10.0 at December 31, 2009 and 2008, respectively.

In addition, at December 31, 2009 and 2008, the Company had assets held for sale or disposition with net book values totaling $0.2 and $1.1, respectively, (adjusted for provisions for equipment impairment of $0.3 at both December 31, 2009 and 2008), which were included in property and equipment in the accompanying consolidated balance sheets.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008, and 2007 was approximately $52.0, $48.3 and $47.5, respectively.

Included in costs of revenue for the years ended December 31, 2009, 2008 and 2007 are provisions for equipment impairment of $1.2, $0.4 and $2.2, respectively, with respect to certain assets removed from the network and either sold or disposed or made available for sale or disposition.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3.  In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems.  Accordingly, the Company recorded an impairment charge of $2.3 with respect to the abandonment, which is reflected in selling, general and administrative expenses, in the year ended December 31, 2008.  Additionally, the Company accrued maintenance fees of $0.3 for the year ended December 31, 2008, which have not been paid or settled as of December 31, 2009.

NOTE 5: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest did not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company were subordinated to distributions to the preferred members of their original investment plus a preferred return.  Based upon amounts contributed, the Company’s nominal ownership interest was approximately 15.4% of equity.  MediaX was a start-up company with no operating history.  Distributions on the Company’s investment were subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control.  These factors indicated that the fair value of the Company’s investment in MediaX was not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $1.7 and $1.3 in the years ended December 31, 2009 and 2008, respectively, which represents the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  In December 2009, all of the ownership interests in MediaX, including the ownership interest held by us, were purchased by Hibernia Group ehf (“Hibernia”).  Pursuant to the purchase agreement, the Company is entitled to an earnout payment in the event that MediaX achieves certain financial performance results.  The Company will continue to contribute services in accordance with the original contract.  The Company will record distributions from its investment in MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.6 and $0.5 during the years ended December 31, 2009 and 2008, respectively.  There were no services provided during the year ended December 31, 2007.

NOTE 6: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which are classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change was not material.  Effective October 1, 2009, the Company changed the estimated useful lives for certain HVAC and power equipment from 20 years to 12 to 15 years and certain components of infrastructure (risers) from 20 years to 5 years.  The effect of these changes on our operating results and future operating results is not material.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:
	December 31,
	2009	2008
Accrued transaction taxes	$19.2	$19.9
Accrued capital expenditures	14.4	7.7
Accrued payroll, bonuses and employee benefits	12.4	11.6
Accrued property tax	5.9	5.2
Accrued conduit, right-of-way and occupancy expenses	4.6	3.0
Asset retirement obligations	3.8	3.9
Accrued telecommunication costs	2.4	2.0
Current income taxes payable	1.2	6.9
Accrued repairs and maintenance	0.9	0.9
Current portion of deferred fair market value rent liability	0.8	1.2
Accrued litigation costs	0.6	1.2
Accrued accounting and auditing fees	0.4	0.5
Accrued other professional fees, including directors’ fees	0.4	0.4
Accrued utilities	0.3	0.2
Accrued interest	0.2	0.2
Capital lease obligation	0.1	0.1
Other	0.8	1.0
Total	$68.4	$65.9

NOTE 8:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The (benefit from) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Current
Federal	$(5.3)	$5.7	$3.3
State	0.7	2.6	1.2
Foreign	—	—	—
	(4.6)	8.3	4.5
Deferred
Federal	(157.5)	—	—
State	(22.5)	—	—
Foreign	(3.0)	—	—
	(183.0)	—	—
Total (benefit from) provision for income taxes	$(187.6)	$8.3	$4.5

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities.  The following is a summary of the significant items giving rise to the components of the Company’s deferred tax assets and liabilities.

	December 31,
	2009	2008
Deferred tax assets:
Property and equipment	$214.8	$436.0
Net operating loss (“NOL”) carryforwards	89.8	348.1
Accruals and reserves	13.0	8.8
Rent	0.8	1.2
Deferred compensation	1.3	9.3
AMT credit	1.3	—
Other	13.3	8.0
Total deferred tax assets	334.3	811.4
Valuation allowance	(65.9)	(718.1)
Net deferred tax assets	268.4	93.3
Deferred tax liability: deferred revenue	(85.4)	(93.3)
Total net deferred tax assets	$183.0	$—

With respect to 2009, the above table reflects the reduction of deferred tax assets totaling $429.0, a significant portion of which was domestic NOLs, which were limited under Section 382 of the United States Internal Revenue Code and have no realizable value.

Based on the Company’s ability to fully absorb current book income with the utilization of its deferred tax assets, the Company’s current provision for income taxes for the 2009, 2008 and 2007 years was principally related to the U.S. alternative minimum tax.  For the year ended December 31, 2009, the Company recorded a current net tax benefit for income taxes of $4.6, which was composed of a $5.3 federal benefit from income taxes, offset by a $0.7 provision for state income taxes, representing the carryback of certain tax losses generated in 2009.  Additionally, in the fourth quarter of 2009, the Company recognized $183.0 of non-cash tax benefits at December 31, 2009 as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these assets to reduce or eliminate tax payments in future periods.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

	Years Ended December 31,
	2009		2008		2007
Income before income taxes:
Domestic	$89.5		$50.7		$18.4
Foreign	4.5		(0.1)		(0.1)
Total	$94.0		$50.6		$18.3
Rate Reconciliation:
Tax at statutory rate	35.0%		35.0%		35.0%
State income tax, net of federal benefit	0.5%		4.0%		4.1%
Valuation allowance	(233.0)%		(21.3)%		(15.8)%
Permanent items	(2.1)%		(1.3	) %	1.3%
Tax (benefit) provision	(199.6	) %	16.4%		24.6%

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”).  This income was not taxable for U.S. income tax purposes because the CODI resulted from the Company’s reorganization under the Bankruptcy Code.  However, for U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses, (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt.  The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s NOL’s, capital losses, and tax credit carryforwards, remaining after applying these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, were subject to an overall annual limitation through December 31, 2008.

As of December 31, 2009, the Company has domestic NOL carryforwards of $195.0 and foreign NOL carryforwards of $40.8.  Certain of these NOL carryforwards begin to expire in 2024.  The Company’s use of $162.1 of its domestic NOL carryforward is limited to $8.1 per annum and $32.9 is unlimited.  These NOL carryforwards may be subject to future limitation by Section 382 of the United States Internal Revenue Code.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2001 to 2008.  The statute of limitations for these years will begin to expire in 2011.

NOTE 9: LONG-TERM DEBT

Secured

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18 revolving credit facility (the “Revolver”) and a $42 term loan facility (the “Term Loan”).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24, which was advanced at closing and up to $18 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.23531% at December 31, 2009).  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.  On February 29, 2008, the Company received proceeds of $24, before the deduction of debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest plus the margin (8.25% at February 29, 2008) and converted to LIBOR plus 3.25% per annum (6.26%) on March 5, 2008.

In addition, the Company’s ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants limit annual capital expenditures in 2008, 2009 and 2010, provide that the Company’s net total funded debt ratio cannot at any time exceed a specified amount and require that the Company maintain a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibits the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.  The Company is in compliance with all of its debt covenants as of December 31, 2009.

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

On June 29, 2009, the Company and the Lenders entered into an amendment to the Credit Agreement (“Amendment No. 2 to Credit Agreement”), which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and provided for the reduction of these commitments by $0.81 million on each of June 30, 2009 and September 30, 2009 and a further $0.81 million reduction on December 31, 2009.  In addition, the obligation to commence making principal payments on any outstanding Delayed Draw Term Loan was extended to March 31, 2010 and the Company’s obligation to maintain a minimum balance of $20 million in cash deposits at all times was eliminated.

On December 23, 2009, the Company provided notice to the Lenders of their intention to borrow the $24.57 million available under the Delayed Draw Term Loan effective December 31, 2009.  The borrowings under the Delayed Draw Term Loan bear interest at 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provides for monthly payments of interest and, beginning March 31, 2010, quarterly payments of principal of $0.81 million increasing to $1.08 million starting on June 30, 2012 with the balance of $14.04 million plus accrued interest due on February 28, 2013.

The outstanding amounts of $57.3 under the Term Loan of the Secured Credit Facility at December 31, 2009 are scheduled to be repaid as follows:

Year	Amount
2010	$7.6
2011	7.6
2012	9.4
2013	32.7
57.3
Less: current portion of note payable	(7.6)
$49.7

Additionally, the Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2009, was renewed and extended until May 1, 2010.  At December 31, 2009, the Company had $26 available under the Revolver.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible rights-of-use, which is included as network infrastructure assets in property and equipment, net.

At December 31, 2009, future minimum payments under the capital lease are as follows:

Year	Amount
2010	$—
2011	0.2
2012	0.3
2013	0.2
2014	0.3
Thereafter	0.7
Total minimum lease payments	1.7
Less: amount representing interest	(0.4)
Obligation under capital lease	1.3
Less: current portion	—
Total long-term obligation	$1.3

The long-term portion is reported within “Other long-term liabilities.”

NOTE 10:  SHAREHOLDERS’ EQUITY

Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 (as amended, the “Amended and Restated Rights Agreement”).  The Rights (as defined below) under the Amended and Restated Rights Agreement will expire on August 3, 2010 if the Amended and Restated Rights Agreement is not ratified by the Company’s stockholders by such date and, if ratified, will continue to remain in effect until August 7, 2012 unless sooner terminated by the Company’s Board of Directors.  The Amended and Restated Rights Agreement was amended to remove an exception to the definition of “Acquiring Person” for an Excluded Stockholder.  “Excluded Stockholder” was defined to mean JGD Management Corp., York Capital Management, L.P. and certain of their affiliated funds and managed accounts holding Company securities (the “York Group”) and their respective affiliates and associates; provided, however, that, except as otherwise provided in the definition of “Acquiring Person” in the Amended and Restated Rights Agreement, none of the members of the York Group or their affiliates or associates would be an Excluded Stockholder if any such party, individually or collectively, became the beneficial owner of 20% or more of the outstanding Common Shares without the prior written consent of the Company.  The following description of the Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009, and the Amendment to Amended and Restated Rights Agreement, dated as of January 26, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010.

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

At any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the final expiration date, the Company may redeem all, but not less than all, of the outstanding Rights at a price of $0.005 per Right (the “Redemption Price”).  The Rights may also be redeemed at certain other times as described in the Amended and Restated Rights Agreement.  Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information in all periods presented, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the 2003 Plan and the 2008 Plan, weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity have been retroactively adjusted to reflect the two-for-one stock split.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of five year warrants to purchase 1,418,918 shares of common stock at $10.00 per share and seven year warrants to purchase 1,669,316 shares of common stock at $12.00 per share.  (See Note 1, “Background and Organization.”)

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Five year Stock Warrants	Seven year Stock Warrants		Weighted Average Warrant Exercise Price
Balance as of January 1, 2007	1,405,494	1,656,190		$11.08
Exercised	(52,814)	(45,068)		$10.92
Balance as of December 31, 2007	1,352,680	1,611,122		$11.08
Exercised	(1,034,084)	(27,240)		$10.05
Deemed exercised under the Net Exercise provisions of the Warrant Agreements	(318,526)*	—		$10.00
Cancelled in connection with conclusion of the bankruptcy case	(20)	(24)		$11.09
Cancelled in accordance with instructions from the warrant holders	(50)	—		$10.00
Balance as of December 31, 2008	—	1,583,858		$12.00
Exercised	—	(723,510)		$12.00
Deemed exercised under the Net Exercise provisions of the Warrant Agreements	—	(1,816	) **	$12.00
Cancelled	—	(2)		$12.00
Balance as of December 31, 2009	—	858,530		$12.00

* Under the Net Exercise provisions, 105,094 shares were returned to treasury to settle the aggregate exercise price of the related shares.

** Under the Net Exercise provision, 476 shares were returned to treasury to settle the aggregate exercise price of the related shares.

Under the terms of the Warrant Agreements described in Note 2, “Basis of Presentation and Significant Accounting Policies - Stock Warrants” if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders are reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, are paid in cash.  Prior to the expiration date of the five year warrants, five year warrants to purchase 778 shares of common stock were exercised on a Net Exercise basis, resulting in the issuance of 520 common shares being issued and 258 common shares being returned to treasury.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for Net Exercise.  Five year warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.  Additionally, five year warrants to purchase 317,748 shares of common stock were deemed exercised on a Net Exercise basis, of which 212,912 shares were issued to the warrant holders, 104,836 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock Purchase Agreements

In October 2008, the Company purchased from employees, who had previously received distributions of common stock pursuant to vested restricted stock units, 37,220 shares of common stock at a price of $25.035 per share or for an aggregate purchase price of $0.9, such price being determined based on the average trading price set by the Board of Directors after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Each of these purchases was pursuant to a stock purchase agreement, which also included a provision that restricts the employee from selling or otherwise transferring any shares of common stock or other securities of the Company until the earlier of (a) six months after the date on which the Company becomes current with respect to its Securities Exchange Act filing obligations; and (b) such time as the Company’s common stock becomes listed on a national securities exchange.

NOTE 11:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 23,504,077, 21,985,284 and 21,503,842 for the years ended December 31, 2009, 2008, and 2007, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 25,468,405, 24,454,150, and 24,368,278 for the years ended December 31, 2009, 2008, and 2007, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the years ended December 31, 2009 and 2007, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the year ended December 31, 2008, potentially dilutive securities to acquire 23,800 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.

NOTE 12: STOCK-BASED COMPENSATION

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

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who are selected to participate.  At December 31, 2009, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased), 740,626 shares had been issued pursuant to options exercised to purchase common shares, 185,976 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 33,878 common shares were cancelled.

Under the 2008 Plan, the Company was authorized to issue share-based awards of up to 1,500,000 common shares in accordance with its terms.  As of December 31, 2009, 2,000 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 293,862 common shares were issued pursuant to the delivery of vested restricted stock units, 8,000 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 654,372 were reserved pursuant to outstanding restricted stock units and 541,766 common shares were reserved for future grants.

 ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock Options

Pursuant to the 2008 Plan, during the year ended December 31, 2008, the Company awarded options to purchase 10,000 shares of common stock, which have a ten year life from the date of grant vested on the first anniversary of the date of grant and have per share exercise prices of $30.00.

During the year ended December 31, 2007, the Company awarded options to purchase 42,650 shares of common stock, which have a ten year life from the date of grant vested on the first anniversary of the date of grant and have per share exercise prices of $28.00 (26,950 options) and $36.50 (15,700 options).

There were no options to purchase shares of common stock granted in the year ended December 31, 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.2, $1.2 and $1.7, for the years ended December 31, 2009, 2008 and 2007, respectively, with respect to stock options granted, which had an effect of decreasing net income by $0.01 per basic common share and by $0.01 per diluted common share for the year ended December 31, 2009, by $0.06 per basic common share and by $0.05 per diluted common share for the year ended December 31, 2008, and by $0.08 per basic common share and by $0.07 per diluted common share for the year ended December 31, 2007.

All such options are subject to forfeiture as specified in the respective award agreement.

Information regarding options to purchase common stock granted, exercised and outstanding for the years ended December 31, 2009, 2008 and 2007 is summarized below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
Balance as of January 1, 2007	955,034	$13.21		$8.32
Granted	42,650	$31.13		$20.88
Forfeited	(53,790)	$18.05		$11.72
Balance as of December 31, 2007	943,894	$13.74		$8.70
Granted	10,000	$30.00		$19.68
Forfeited	(11,792)	$19.73		$12.76
Balance as of December 31, 2008	942,102	$13.84		$8.76
Exercised	(742,626)	$13.52		$8.62
Forfeited	(5,500)	$18.46		$12.09
Balance as of December 31, 2009	193,976	$14.93	$9.7	$9.66
Vested as of December 31, 2009	193,976	$14.93		$9.66
Exercisable as of December 31, 2009	193,976	$14.93	$9.7	$9.66

The grant date fair value of vested options to purchase common stock was as follows at December 31:

	Number of Options to Purchase Common Stock Vested	Total Grant Date Fair Value of Vested Options
2009	193,976	$1.9
2008	932,102	$8.1
2007	868,956	$7.1

The aggregate grant date fair value of options to purchase shares of common stock that vested during the years ended December 31, 2009, 2008 and 2007 was $0.2 (10,000 shares), $1.0 (72,008 shares), and $1.4 (124,118 shares), respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Information regarding the fair value of unvested options to purchase common stock is as follows:

	Number Outstanding	Weighted Average Fair Value Per Share
Unvested options, January 1, 2009	10,000	$19.68
Vested	(10,000)	$19.68
Unvested options, December 31, 2009	—	$—

At December 31, 2009, all options to purchase shares of common stock were vested and, accordingly, the Company had no unearned stock-based compensation expense associated with options to purchase shares of common stock.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  The Company has adopted this method and determined the APIC Pool to be $2.8.  The Company reduced the APIC Pool by $0.1 in 2008 to reflect the tax effect of the delivery of common shares underlying restricted stock units in 2008.  There were 742,626 options exercised to purchase common shares in the year ended December 31, 2009.  There were no options to purchase common shares exercised in the years ended December 31, 2008 and 2007.

 The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2009:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Exercisable Options
$10.48	101,499	3.7	$10.48	101,499	3.7	$10.48
$12.50	35,306	5.7	$12.50	35,306	5.7	$12.50
$15.00 - $19.99	17,571	4.6	$16.82	17,571	4.6	$16.82
$20.00 - $24.99	11,725	5.3	$22.47	11,725	5.3	$22.47
$25.00 - $29.99	11,325	6.9	$27.90	11,325	6.9	$27.90
$30.00	8,000	8.7	$30.00	8,000	8.7	$30.00
$36.50	8,550	7.6	$36.50	8,550	7.6	$36.50
Total	193,976	5.4	$14.93	193,976	5.4	$14.93

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Restricted Stock Units

On December 3, 2009, pursuant to the 2008 Plan, the Company awarded 182,700 restricted stock units (i.e., an agreement to provide common shares in the future) to certain employees and the independent members of the Board of Directors.  The fair value of the grant was $53.90 per share, the closing price of the Company’s common stock on that day.  5,900 of these restricted stock units vest on November 16, 2010, 12,000 vest equally on each of November 16, 2010 and November 16, 2011 and 164,800 of these restricted stock units (including 3,000 restricted stock units to each of the five independent members of the Board of Directors) vest 40% on November 16, 2010 and 60% on November 16, 2011.

On September 8, 2008, pursuant to the 2008 Plan, the Company granted to certain employees an aggregate 648,200 restricted stock units, 380,000 of which vested 30% on the first anniversary of the date of grant, 10% of which are scheduled to vest on the second anniversary of the date of grant and 60% of which are scheduled to vest on the third anniversary of the date of grant, 172,000 of which vested or are scheduled to vest ratably on each of the first, second and third anniversaries of the date of grant and 96,200 of which were scheduled to vest (2,666 of such restricted stock unit were forfeited) on the first anniversary of the date of grant.  The fair value of these grants was $30.00 per share, the closing price of the Company’s stock on the day of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, was granted an additional 42,000 restricted stock units, which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for the fiscal years 2009, 2010 and 2011, which had not been established as of December 31, 2009 with respect to the 2010 and 2011 grants.  The Company also granted 70,000 restricted stock units in the fourth quarter of 2008, which vested 30% on November 16, 2009, and are scheduled to vest 10% on November 15, 2010 and 60% on November 15, 2011.  The fair value of this grant was $19.50 per share, the closing price of the Company’s stock on the day of grant.  Additionally, in the fourth quarter of 2008, the Company granted 8,000 restricted stock units, which vested on November 16, 2009.
On May 2, 2008, the Company awarded 18,000 restricted stock units to employees under the 2003 Plan.  The underlying shares had a fair value of $35.00 per share, which was the closing price of our stock on the date of grant and the stock units vested on the first anniversary of the date of grant.

Additionally, in 2008, in connection with the delivery of 81,750 shares pursuant to vested restricted stock units (of the 175,250 shares described above), the Company repurchased 34,154 shares to fund estimated income tax obligations, which exceeded the Company’s minimum tax withholding obligations.  Accordingly, the Company recorded a compensation charge of $0.9 in the year ended December 31, 2008 in accordance with the provisions of SFAS No. 123(R).  No such amounts were recorded in the year ended December 31, 2007.

During the year ended December 31, 2007, the Company awarded restricted stock units to employees of the Company under the 2003 Plan.  210,000 of the restricted stock units granted on August 7, 2007, which vested on the one year anniversary of the date of grant, and 113,000 of the restricted stock units granted on October 17, 2007 were scheduled to vest ratably on each of the first and second anniversaries of the date of grant.  The underlying shares had fair value of $41.25 and $41.50 per share with respect to the August 7, 2007 and October 17, 2007 grants, which represented the closing price of the stock on the respective grant dates.

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period.  The Company recognized non-cash stock-based compensation expense amounting to $9.5, $11.3 and $6.5 for the years ended December 31, 2009, 2008 and 2007 respectively, with respect to restricted stock units awarded, which had the effect of decreasing net income by $0.40 per basic common share and by $0.37 per diluted common share for the year ended December 31, 2009, $0.51 per basic common share and by $0.46 per diluted common share for the year ended December 31, 2008, and $0.30 per basic common share and $0.27 per diluted common share for the year ended December 31, 2007.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2007	775,188	$13.31
Granted	323,000	$41.34
Issued	(621,438)	$12..03
Forfeited	(17,000)	$22.25
Balance as of December 31, 2007	459,750	$34.42
Granted	744,200	$28.99
Issued	(175,250)	$25.07
Forfeited	(12,000)	$41.50
Balance as of December 31, 2008	1,016,700	$31.65
Granted	182,700	$53.90
Issued	(584,362)	$34.35
Forfeited	(2,666)	$30.00
Balance as of December 31, 2009	612,372	$36.29

The above table excludes restricted stock units granted to Mr. LaPerch, the President and Chief Executive Officer of the Company, which may vest up to an additional 14,000 restricted stock units in each of 2010, 2011 and 2012 based upon the achievement of certain performance targets in 2009, 2010 and 2011.

At December 31, 2009, the Company had $21.0 of unearned stock-based compensation expense associated with the vesting of the outstanding restricted stock unit awards, which is expected to be recognized in 2010 and 2011 (excluding the 28,000 restricted stock units granted to Mr. LaPerch described above).

NOTE 13:   EMPLOYMENT CONTRACT TERMINATION

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 14: OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Years Ended December 31,
	2009	2008	2007
Gain on settlement or reversal of liabilities (*)	$2.9	$2.8	$2.2
Gain on legal settlement	—	—	0.6
Recovery of occupancy taxes previously paid	—	—	0.5
Gain (loss) on foreign currency	1.9	(6.5)	0.3
(Loss) gain on sale or disposition of property and equipment	(1.3)	0.9	(0.5)
Gain on leased asset termination	—	—	0.3
Other	0.1	0.4	0.4
Total	$3.6	$(2.4)	$3.8

(*)	Represents the reversal of certain transaction tax liabilities resulting primarily from the expiration of statute of limitations and in 2007, settlements with certain taxing authorities.

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

2010	$57.6
2011	35.9
2012	27.2
2013	22.6
2014	19.7
Thereafter	109.0
Total	$272.0

The expenses incurred for the above described obligations for the years ended December 31, 2009, 2008 and 2007 operations were $33.2, $30.3, and $30.5, respectively, which is net of sublease receipts of $2.2, $2.4 and $1.9 for the years ended December 31, 2009, 2008 and 2007, respectively.  The rental expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations.  The Company recorded $1.2, $1.5 and $1.6 in the years ended December 31, 2009, 2008 and 2007, respectively, as reductions to rent expense in continuing operations.  At December 31, 2009 and 2008, the deferred fair value rent liability was $2.1 and $2.9, respectively, of which $0.8 and $1.2, respectively, are included in accrued expenses and $1.3 and $1.7, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2009, the Company had commitments for customer build-outs and infrastructure totaling $16.7.

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

Internal Revenue Service

In September 2008, the Company was notified by the Internal Revenue Service (the “IRS”) that it was reclassifying certain individuals, classified by the Company as independent contractors, to employees and, accordingly, assessing certain payroll taxes and penalties totaling $0.3.  The Company disputed this position citing relief provided by IRC Section 530 and IRC Section 3509.  On January 13, 2009, the IRS made a settlement offer to the Company, which the Company executed on March 10, 2009 and the IRS countersigned on May 11, 2009.  Under the terms of the proposed settlement agreement, the Company agreed to pay $0.015 to the IRS to fully discharge any federal employment tax liability it may owe for 2005.  The IRS agreed not to dispute the classification of “such workers” for federal employment tax purposes for any period from January 1, 2005 to March 31, 2009.  Beginning April 1, 2009, the Company agreed to treat “Consultants,” as described in the settlement agreement, who perform equivalent duties as employees of the Company as employees.  Finally, the Company agreed to extend the statute of limitations with respect to federal employment tax payments for the period covered by the settlement agreement (January 1, 2005 to March 31, 2009) to April 1, 2012.

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8 was paid in 2007 and $10.9 was included in accrued expenses on the consolidated balance sheet at December 31, 2007, of which $8.5 was paid in 2008, $0.7 was paid in 2009 and $0.6 was included in accrued expenses at December 31, 2009.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.

SBC Telecom, Inc. (“SBC”)

The Company was a party to a fiber lease agreement with SBC, a subsidiary of AT&T, entered into in May 2000.  The Company believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003 the issue was litigated before the Bankruptcy Court.  In November 2003, the Bankruptcy Court agreed with the Company’s interpretation of the agreement, which decision SBC did not appeal.  Subsequently, SBC also alleged that the Company was in breach of its obligations under such agreement and that therefore the Company was unable to assume the agreement upon its emergence from bankruptcy.  The Company disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC.  In 2006, the Company appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied the Company’s appeal.  In March 2007, the Company filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that the Company was in default of the agreement with SBC.  During the term of the agreement, SBC has paid the Company at the higher rate per fiber mile to reflect the reduced volume of services SBC believes it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, the Company billed and recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $2.3 and $2.0, for the years ended December 31, 2008 and 2007, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008 ($3.2 at December 31, 2007), was recorded as termination revenue for the year ended December 31, 2008.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 17:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to the telecommunications company in the amount of $0.35 in the year ended December 31, 2009 and $0.3 in both 2008 and 2007.  No related accounts receivable were outstanding at each of December 31, 2009 and 2008.  All activity between the parties was conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

Below is our revenue based on the location of our entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2009	2008	2007
Revenue
United States	$328.0	$288.5	$227.8
United Kingdom	35.8	36.1	29.4
Other	0.1	—	—
Eliminations	(3.8)	(4.7)	(3.6)
Consolidated Worldwide	$360.1	$319.9	$253.6

	December 31,
	2009	2008
Long-lived assets
United States	$440.8	$374.5
United Kingdom	28.3	23.8
Other	—	0.1
Consolidated Worldwide	$469.1	$398.4

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table present the unaudited quarterly results for the year ended December 31, 2009.

	2009 Quarter Ended
	March 31	June 30		September 30	December 31
Revenue	$85.4	$88.0		$92.4	$94.3
Costs of revenue	29.4	32.3	(1)	33.9 (2)	35.1	(3)
Selling, general and administrative expenses	20.7	20.1		20.3	21.4
Depreciation and amortization	11.9	12.3		13.5	14.3
Operating income	23.4	23.3		24.7	23.5
Other income (expense):
Interest income	0.2	0.1		—	—
Interest expense	(1.2)	(1.1)		(1.3)	(1.2)
Other income (expense), net	(0.1)	2.5		(0.5)	1.7
Income before income taxes	22.3	24.8		22.9	24.0
(Benefit from) provision for income taxes	(5.1)	0.2		0.2	(182.9	)(4)
Net income	$27.4	$24.6		$22.7	$206.9

Basic net income per share	$1.19	$1.07		$0.96	$8.43
Weighted average number of common shares	22,922,284	23,026,298		23,500,655	24,549,240

Diluted net income per share	$1.11	$0.97		$0.88	$7.96
Weighted average number of common shares	24,613,712	25,227,006		25,612,176	25,994,937

Fluctuations in revenue reported by period were impacted by contract termination revenue recognized by quarter as follows:

Quarter ended March 31, 2009	$1.9
Quarter ended June 30, 2009	$0.8
Quarter ended September 30, 2009	$0.3
Quarter ended December 31, 2009	$0.9

(1)	Includes provision for equipment impairment of $0.5.

(2)	Includes provision for equipment impairment of $0.4.

(3)	Includes provision for equipment impairment of $0.3.

(4)
Includes the recognition of $183.0 of non-cash tax benefits resulting from the reduction of certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED) (Cont’d)

The following table present the unaudited quarterly results for the year ended December 31, 2008.

	2008 Quarter Ended
	March 31		June 30		September 30		December 31
Revenue	$70.9		$77.1		$82.1		$89.8
Costs of revenue	30.8		31.6		32.1	(3) (4)	31.5
Selling, general and administrative expenses	24.8	(1)	21.1	(2)	22.9	(5)	21.7
Depreciation and amortization	12.6		12.2		12.2		11.3 (6)
Operating income	2.7		12.2		14.9		25.3
Other income (expense):
Interest income	0.5		0.4		0.5		0.4
Interest expense	(0.7)		(0.9)		(1.1)		(1.2)
Other income (expense), net	1.5		—		(2.0)		(1.9)
Income before income taxes	4.0		11.7		12.3		22.6
Provision for income taxes	0.6		0.5		1.9		5.3
Net income	$3.4		$11.2		$10.4		$17.3

Basic net income per share	$0.16		$0.52		$0.47		$0.76
Weighted average number of common shares	21,445,950		21,482,624		22,068,514		22,937,434

Diluted net income per share	$0.14		$0.46		$0.42		$0.71
Weighted average number of common shares	24,476,996		24,290,390		24,465,230		24,604,984

Fluctuations in revenue reported by period were impacted by contract termination revenue recognized by quarter as follows:
Quarter ended March 31, 2008	$0.3
Quarter ended June 30, 2008	$2.0
Quarter ended September 30, 2008	$4.4
Quarter ended December 31, 2008	$8.7

(1)
Included in selling, general and administrative expenses in the three months ended March 31, 2008 was non-cash compensation expense of $0.7 associated with the modification of a certain stock option agreement, non-cash compensation of $0.5 associated with the acceleration of the vesting of options granted to Mr. Doris and $0.7 of severance related expenses associated with the modification and termination of his employment agreement.  (See Note 13, “Employment Contract Termination.”)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation

During 2009, management remediated the material weaknesses in its entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes. The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008. The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis through December 31, 2009. During the years ended December 31, 2009 and 2008, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system. Management also completed re-engineering efforts and is re-aligning departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory. Currently, the Company operates several systems that produce financial information. The Company is evaluating methods to integrate processes and systems for better information flow.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm, BDO Seidman, LLP, has audited the effectiveness of our internal control over financial reporting, and has issued an attestation report below that reflects an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

As discussed above, the Company continued to develop and refine its controls at the entity level, controls over financial close and financial statement reporting, income taxes, property and equipment and inventory processes.  The operating effectiveness and design of the controls were tested throughout the year by the Company’s management and in the fourth quarter of 2009, by the Company’s independent registered public accountants as part of their integrated audit of the consolidated financial statements.  Both the Company’s management and the independent registered public accountants concluded that the controls were now effectively operating.  As such, the material weaknesses described above had been remediated.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AboveNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 16, 2010

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of the persons who are our directors, their ages and respective business backgrounds, including directorships of other public companies, as well as the specific experiences, qualifications, attributes and skills that have led the Board to determine that such Board members should serve on the Board of Directors:

Jeffrey A. Brodsky

Mr. Brodsky, 51, has been a member of the Company’s Board of Directors since September 2003 and has been Chairman of the Audit Committee since that date. He became non-executive Chairman of the Board in December 2005. He is currently leading Quest Turnaround Advisors, L.L.C. (“Quest”) in its role as Plan Administrator of Adelphia Communications Corporation and is also Chairman, President and Chief Executive Officer of PTV, Inc. Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Purchase, NY in 2000 and has been a Managing Director there since that time. Mr. Brodsky holds a Bachelor’s degree from New York University College of Business and Public Administration, and a Master’s degree from its Graduate School of Business. He is a Certified Public Accountant. Mr. Brodsky is currently a Director of PTV, Inc., TVMAX, Inc., Motor Coach Industries International, Inc. and Euramax International, Inc. Mr. Brodsky’s significant experience in the areas of accounting and finance and general business matters as well as his past experience with us are important to the Board’s ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Michael J. Embler

Mr. Embler, 45, has been a member of the Board of Directors since September 2003 and is a member of the Governance and Nominating Committee. From 2005 until May 2009, Mr. Embler served as the Senior Vice President and Chief Investment Officer at Franklin Mutual Advisers, LLC (“FMA”), a firm he joined in 2001 as Vice President. Funds managed by FMA collectively are the Company’s largest stockholder. From 1992 to 2001, Mr. Embler served in various management positions with Nomura Holding America, Inc., most recently as Managing Director. Mr. Embler currently serves as a director of CIT Group Inc., a publicly-traded company. Mr. Embler has previously served as a Director of Kindred Healthcare, Inc. from 2001 to 2008 and Grand Union Company, both publicly-traded companies, and several private companies. Mr. Embler holds a Bachelor’s degree from the State University of New York at Albany and a Master of Business Administration from George Washington University. Mr. Embler’s significant experience with respect to finance, investing and general business matters as well as his past experience with us are important to the Board’s ability to review our financial statements and our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Postma

Mr. Postma, 59, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee and the Strategy Committee. Mr. Postma has been the Co-Chairman and Chief Executive Officer of US Signal Company LLC, since the time he co-founded it in 2000. He also currently serves as Chairman of Turnkey Network Solutions LLC, Littlefield Group, Inc., R.T. London, Inc., P&V Capital Holdings, LLC, and RVP Development Corporation. Since November 2009, Mr. Postma has served as the Chairman of Macatawa Bank Corporation. Mr. Postma has also served as Co-Chairman and Chief Executive Officer of US Xchange, LLC, and has previously served on the Board of Directors and Audit Committee of Choice One Communications, Inc. (NASDAQ). From 1983 to 1996, Mr. Postma served as General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc., and US Signal. Prior to this, Mr. Postma was a Partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell and Cummiskey, P.L.C., where he spent 15 years. Mr. Postma is a graduate of Calvin College and the University of Michigan Law School. Mr. Postma’s significant experience with respect to law, telecommunications and general business matters as well as his past experience with us are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Shorten, Jr.

Mr. Shorten, 42, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee, and serves as the Chairman of the Governance and Nominating Committee and the Strategy Committee. Mr. Shorten owns and operates Power Play Solar, LLC, a development company providing solar solutions in the U.S. He is also the Managing Director of Silvermine Capital Resources, LLC, a firm that he founded in 2001 to originate, structure and manage private investment transactions for hedge funds. Mr. Shorten is also a member of the Board of Directors of Enterprise Informatics, Inc. (where he currently also serves as President during the wind-down of the company’s activities), Infinia Corporation and Movie Gallery, Inc. and previously served as a member of the Board of Directors of First Avenue Networks, Inc. from December 2001 through August 2006, and Mpower Holding Corporation from July 2002 to February 2006. From 2000 to 2001, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources. From 1997 to 2000, he was with Destia Communications and its acquirer, Viatel, Inc., where Mr. Shorten was appointed Senior Vice President, Data Services. Mr. Shorten received a Juris Doctorate degree, with honors, from Rutgers Law School and holds a Bachelor of Arts degree from Colgate University. Mr. Shorten’s significant experience with respect to law, telecommunications and general business matters as well as his past experience with us are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Stuart Subotnick

Mr. Subotnick, 67, has been a member of the Board of Directors since 1997 and is Chairman of the Compensation Committee and a member of the Strategy Committee. Since 1986, Mr. Subotnick has been a General Partner, Executive Vice President of Metromedia Company, a management and investment company. Mr. Subotnick started with Metromedia Inc., a predecessor of Metromedia Company, as a tax attorney in 1967, and spent two decades in various management roles, becoming Chief Financial Officer in 1981 and Senior Vice President of Finance and Administration in 1983. Since 1981, Mr. Subotnick has been responsible for negotiating all of the major Metromedia corporate transactions, including the sale of certain of Metromedia divisions. Mr. Subotnick is also the lead Director of Carnival Corporation and is a Director of both the Shubert Organization and Conair Corporation. He served as a member of the Board of Directors of Metromedia International Group, Inc. from the mid-1990s until 2007. He is Chairman of the Board of Trustees of Brooklyn Law School and a member of the Board of Baruch College (CUNY). Mr. Subotnick also serves as a Vice Chair of the New York Racing Association. Mr. Subotnick earned a Bachelor of Business Administration degree from Baruch College, a Master of Law degree from Brooklyn Law School and a Juris Doctorate degree from New York University. Mr. Subotnick’s significant experience with respect to finance, investing and general business matters, as well as his past experience with us are important to the Board’s ability to review our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

William G. LaPerch

Mr. LaPerch, 54, has been the President and Chief Executive Officer and a member of the Board of Directors of the Company since March 2004. From 1999 to March 2004, Mr. LaPerch served in various executive positions relating to the Company’s operations. From 1989 to 1999, Mr. LaPerch served as Vice President of Network Services for MCI where he managed that company’s local, long distance, data and Internet networks. Previously, Mr. LaPerch held executive positions at NYNEX. Mr. LaPerch is a graduate of the United States Military Academy at West Point, where he earned a Bachelor of Science degree in Engineering. Mr. LaPerch also received a Master of Business Administration from Columbia University. Mr. LaPerch’s experience and his role as our President and CEO enable him to play an important role as a member of the Board of Directors.

There are no family relationships among any of our directors or the executive officers.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 1, 2010. Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	54	President and Chief Executive Officer, and Director
Joseph P. Ciavarella	54	Senior Vice President and Chief Financial Officer
Robert Sokota	46	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Rajiv Datta	39	Senior Vice President and Chief Technology Officer
John Jacquay	57	Senior Vice President, Sales and Marketing
Douglas Jendras	42	Senior Vice President, Operations

Information about Mr. LaPerch is set forth above in this Item 10 under “Directors.” The background information of our other executive officers is set forth below.

Robert Sokota

Mr. Sokota, 46, is currently the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations.  He became the Senior Vice President, General Counsel and Secretary in January 2001 and the Chief Administrative Officer in 2004.  He originally joined the Company in January 2000 as Vice President, Legal.  Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc.  He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994.  Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

Rajiv Datta

Mr. Datta, 39, joined the Company in 1998 and has served in a number of significant technical and engineering positions for the Company becoming Vice President in 2002.  Mr. Datta was promoted to Senior Vice President and Chief Technology Officer in May 2004, a role in which he oversees all aspects of Engineering, IT and Product Development activities across our metro, long haul and IP networks.  Prior to joining the Company, Mr. Datta held various engineering and development positions at Alcatel Telecommunications Cable in North Carolina and at Alcatel’s Optical Fiber Competency Center near Paris, France.  Mr. Datta holds a Bachelor of Science degree and a Master of Science degree in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

John Jacquay

Mr. Jacquay, 57, joined the Company in 2004 as Senior Vice President, Sales and Marketing.  From February 2002 to June 2004, Mr. Jacquay was the President of National Sales at XO Communications.  Prior to joining XO Communications, Mr. Jacquay was Chairman and Chief Executive Officer of Pagoo, a Silicon Valley VOIP start-up.  From 1985 to 1996, Mr. Jacquay was in charge of various regional and national sales organizations of MCI Telecommunications.  From 1974 to 1985, Mr. Jacquay held various leadership positions in finance and sales with GTE Corp.  Mr. Jacquay holds undergraduate degrees in Finance and Accounting, as well as an MSBA in Economics from Indiana University and is a Certified Public Accountant.

Douglas Jendras

Mr. Jendras, 42, joined the Company in January 2000, became the Vice President, Operations in July 2000 and was promoted to the position of Senior Vice President, Operations in May 2004.  Mr. Jendras held various management positions at MCI Telecommunications where he worked in operations and business development from July 1991 to October 1999.  He earned his Bachelor’s degree from the State University of New York at Albany and his Master of Business Administration in Financial Management from Pace University.

Joseph P. Ciavarella

Mr. Ciavarella, 54, was appointed as Acting Chief Financial Officer, effective March 4, 2008 and Senior Vice President and Chief Financial Officer effective October 27, 2008.  Mr. Ciavarella had been an independent consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006.  From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President - Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company.  Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of Painewebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division).  He began his career at Touche Ross & Company (Deloitte & Touche, LLP).  Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

Director and Executive Officer Involvement in Legal Proceedings

Messrs. LaPerch and Sokota served as President, Enterprise Services and Senior Vice President and General Counsel, respectively, for Metromedia Fiber Network, Inc. at the time that it filed for bankruptcy protection in May 2002.

Corporate Governance

In December 2005, the Board of Directors documented the governance practices to be followed by the Company by adopting Corporate Governance Guidelines to promote the functioning of the Board and its committees and set forth a common set of expectations as to how the Board should perform its functions.  The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection, board meetings and involvement of senior management, and board committees and director compensation.  The Corporate Governance Guidelines can be found through the “Investors - Corporate Governance” section of our website at www.above.net and a printed copy will be provided to any shareholder upon request.

The Board of Directors and the committees of the Board of Directors met numerous times during 2009.  The Board of Directors held 13 meetings in 2009.  The Company’s independent directors held regularly scheduled executive sessions at which only independent directors were present.  Meetings of the Board of Directors and executive sessions of the Board are led by the Chairman of the Board, Jeffrey A. Brodsky.  We believe each of our members of the Board of Directors is qualified to serve on the Board of Directors based on their experience and ability to bring different perspectives to the Company’s business as set forth above.

In 2009, the Company had a standing Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategy Committee.  The Audit Committee met eight times in 2009.  The Compensation Committee met three times in 2009.  The Governance and Nominating Committee met once in 2009.  The Strategy Committee did not meet in 2009.  Each director attended 75% or more of the meetings of the Board of Directors and the committees on which he served.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the “About - Board of Directors - Highlights” section of our website at www.above.net.  A printed copy of the charter of any of our Board committees will be provided to any shareholder upon request.  The committees of the Board of Directors are described in more detail below.

The Company has adopted a Code of Conduct that applies to all of our employees, including our executive officers and directors.  Our Code of Conduct, which satisfies the SEC requirements for a code of ethics, can be found through the “About – Overview” section of our website at www.above.net.  A printed copy of the Code of Conduct will be provided to any shareholder upon request.  If a waiver of our Code of Conduct is granted to any of our executive officers or directors, we will promptly disclose the amendment or waiver on our website as required by SEC and New York Stock Exchange rules.

Board Leadership Structure and Role in Risk Oversight

We maintain a Board leadership structure that separates the positions of Chairman of the Board of Directors from Chief Executive Officer.  By having separate individuals serve as Chairman of the Board of Directors and Chief Executive Officer, we believe that we provide for additional independence of and oversight by the Board of Directors and enable our Chief Executive Officer to focus his time and attention on the Company’s operations and strategic direction.

The Board of Directors has general risk oversight responsibilities.  The Audit Committee of the Board of Directors oversees risk issues with respect to our financial reporting and accounting.  Our internal audit department, which monitors our compliance with financial reporting and accounting risk controls, reports to the Audit Committee.  The Board believes that its structure enables it to effectively oversee risk management.

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

Report of the Audit Committee

Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for auditing those statements.  In connection with the preparation of the December 31, 2009 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent registered public accountants the matters required to be discussed under standards of the Public Company Accounting Oversight Board (“PCAOB”), including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written report, disclosures and the letter from the independent registered public accountants required by the PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and the Audit Committee has reviewed, evaluated and discussed with that firm the written report and its independence from the Company.  The Audit Committee also has discussed with management of the Company and the independent registered public accountants such other matters and received such assurances from them as the Audit Committee deemed appropriate.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved,  the inclusion of our audited financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the SEC.

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

The Governance and Nominating Committee recommends to the Board for selection candidates to the Board to serve as nominees for election as directors at the annual meeting of stockholders.  The Board is responsible for filling vacancies on the Board that may occur between annual meetings of stockholders.  As part of its process, the Governance and Nominating Committee will consider nominees proposed by stockholders of the Company.  In considering possible candidates for election as a director, the Governance and Nominating Committee is guided by the following principles: (a) each director should be an individual of the highest character and integrity; (b) each director should have substantial experience which is of particular relevance to the Company, and the Board should encompass a broad range of knowledge and expertise; (c) each director should have sufficient time available to devote to the affairs of the Company; (d) each director should represent the best interests of the stockholders as a whole rather than special interest groups; (e) the size of the Board should facilitate substantive discussions in which each director can participate meaningfully; (f) a majority of the Board should consist of directors who are neither officers nor employees of the Company or its subsidiaries (and have not been officers or employees within the previous three years), do not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who are otherwise “independent” under the rules of the New York Stock Exchange as in effect from time to time; and (g) such other factors as the Governance and Nominating Committee determines appropriate.  In considering possible candidates for election as a director, the Governance and Nominating Committee considers diversity of business backgrounds to ensure that the Company is provided with different perspectives from various professional backgrounds including directors with experience in accounting, finance, law and telecommunications.

Since our emergence from bankruptcy protection in 2003, the Governance and Nominating Committee has not nominated any new members to the Board of Directors.  Upon the appointment of Mr. LaPerch to the position of Chief Executive Officer in March 2004, the Board determined to appoint him to the Board (taking the position of the prior Chief Executive Officer John Gerdelman who resigned in December 2003).  Upon the resignation of Dennis O’Connell from the Board in May 2006, the Board of Directors determined that it was not necessary at that time to appoint another director to replace Mr. O’Connell.  In May 2009, the Board of Directors reduced the number of Board positions from seven to six.

The Governance and Nominating Committee will consider director candidates recommended by stockholders.  The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether or not the candidate was recommended by a stockholder.  Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Governance and Nominating Committee at the following address: AboveNet, Inc., c/o Secretary at 360 Hamilton Avenue, White Plains, NY 10601 at least 120 days prior to the anniversary date of the mailing of the Company’s proxy statement for the last annual meeting of stockholders.  Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year.  Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Strategy Committee

The Strategy Committee, which consists of Messrs. Shorten (Chairman), Postma and Subotnick, was formed in September 2007.  The purpose of this Committee is to provide assistance and advice to management on a number of issues including Company strategy, financing and organization.

Communications with the Board of Directors

Stockholders and other interested persons may send communications to the Board of Directors, including to any of our non-management directors, our Chairman or any committee of the Board by writing to them at AboveNet, Inc., c/o Secretary at 360 Hamilton Avenue, White Plains, NY 10601 or by sending an e-mail to shareholdercommunications@above.net.  The Secretary will distribute all stockholder communications to the intended recipients.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2009, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely except that (i) Forms 4 for Messrs. Brodsky, Embler, Postma, Shorten and Subotnick were not filed timely with respect to certain restricted stock unit grants on December 3, 2009; (ii) a Form 4 for Mr. LaPerch was not filed timely with respect to the exercise of options to purchase 1,600 shares of our common stock on November 10, 2009; and (iii) Forms 4 for the York Group were not filed timely with respect to certain shares in 2009.

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

Executive Compensation Component Summary

The major components of compensation for the executive officers listed in the Summary Compensation Table below (Messrs. LaPerch, Sokota, Jacquay, Datta, Jendras and Ciavarella), who are referred to herein as the named executive officers, are base salary, annual incentive bonuses and equity compensation.  We believe that the compensation provided to our named executive officers is reasonable and not excessive.

In setting 2009 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our shareholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	a significant portion of the overall 2009 compensation was represented by variable, performance-based pay.

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

The Compensation Committee has the authority to retain outside compensation consultants to assist it in setting our compensation policies. In May 2008, the Compensation Committee retained Strategic Apex Group, LLC to provide advice with respect to certain compensation changes made in 2008. Other than providing such services to the Compensation Committee in 2008, Strategic Apex Group, LLC has not been retained to provide any other services to us.

Setting Named Executive Officer Compensation

In September 2008, the Company entered into new employment agreements with Mr. LaPerch, President and Chief Executive Officer, Mr. Sokota, Senior Vice-President, General Counsel, Secretary and Chief Administrative Officer, Mr. Datta, Senior Vice-President and Chief Technology Officer, Mr. Jacquay, Senior Vice-President, Sales and Marketing and Mr. Jendras, Senior Vice-President of Operations (the “September 2008 Employment Agreements”). In October 2008, the Company entered into a contract with Mr. Ciavarella on substantially the same terms as the September 2008 Employment Agreements with the other Senior Vice Presidents, except that he was paid $50,000 at the inception of the contract and had a different bonus target for 2008 (the “October 2008 Employment Agreement,” and together with the September 2008 Employment Agreements, the “2008 Employment Agreements”). Each of the 2008 Employment Agreements is for a term which ends November 16, 2011 with automatic extensions for an additional one-year period unless cancelled by the executive or the Company in writing at least 120 days prior to the end of the term. Each of the 2008 Employment Agreements provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract, and provides for incentive cash bonus targets. Additionally, each executive officer will generally be entitled to the same benefits offered to the Company’s other executives. Each of the 2008 Employment Agreements provides for payment of severance and the provision of other benefits in connection with certain termination events, as provided below, and includes confidentiality, non-compete and assignment of intellectual property covenants by each of the executive officers.

The annual base salary for each of the named executive officers set forth in the September 2008 Employment Agreements, other than the Chief Executive Officer, was recommended by the Chief Executive Officer to the Compensation Committee, after the Compensation Committee’s compensation consultant completed a study of the Company’s compensation levels and plans, which amounts were approved by the Compensation Committee. The Chief Executive Officer also recommended the 2009 annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee. The Compensation Committee sets the annual base salary and incentive cash bonus for the Chief Executive Officer.

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

•
upon “disability” (as defined therein) or death, the named executive officer or his beneficiaries will be entitled to any accrued but unpaid base salary, earned but unpaid bonus, pro rated bonus for the year of termination (assuming 100% of the target is achieved), and accrued paid time off; or

•
for cause by the Company or without good reason by the named executive officer, the named executive officer will be entitled to any accrued but unpaid base salary, accrued paid time off and any accrued benefits under the Company’s health and welfare plans.

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

Base salaries for the named executive officers were initially set in the 2008 Employment Agreements, and were increased effective March 15, 2010, with the exception of Mr. LaPerch’s and Mr. Sokota’s base salaries, which will remain at $550,000 and $315,000, respectively.  The new base salaries are reflected below:

Name	Base Salary
Joseph P. Ciavarella	$321,000
John Jacquay	$310,000
Rajiv Datta	$302,000
Douglas Jendras	$290,000

Incentive Cash Bonus Program

The 2009 annual incentive cash bonus program for most U.S.-based employees was designed to incentivize employees towards the common goal of maximizing our earnings before interest, taxes, depreciation and amortization (“EBITDA”).  A bonus pool calculation for U.S.-based employees was approved for various target levels of achieved adjusted U.S. EBITDA.  Each adjusted U.S. EBITDA target level provided for a bonus percentage for each employment level tier.  The bonus pool was determined by multiplying the applicable bonus percentages by the 2009 earnings of the eligible employees in each employee tier.  An additional discretionary amount was also provided for achieving certain adjusted U.S. EBITDA targets.  To calculate adjusted U.S. EBITDA, we added back to EBITDA certain non-recurring, non-operational and non-cash items, including share-based compensation expenses.  These adjustments totaled $8.8 million in 2009.  The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our achieving adjusted U.S. EBITDA of $141.2 million, surpassing the adjusted U.S. EBITDA target in 2009 of $123.2 million.  We believe that the achievement of the annual adjusted U.S. EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

The 2008 Employment Agreements provide for a bonus target equal to 35% of the named executive officer’s base salary (or in the case of Mr. Jacquay, an annual cash bonus target of $250,000) in the event that the Company meets the targets set by the Compensation Committee.  For 2009, the target set by the Compensation Committee was the achievement of $123.2 million in adjusted U.S. EBITDA.  Amounts paid in excess of the amounts payable pursuant to the 2008 Employment Agreements are at the discretion of the Compensation Committee.  All such amounts are included in the Summary Compensation Table below.  Management makes the determination of bonus payments for the Company’s employees who are not named executive officers.  Employees eligible to participate in our sales compensation plan were generally not eligible to participate in the incentive cash bonus program except to the extent that an employee served in both a sales and non-sales role.

In accordance with the Compensation Committee’s determination, incentive cash bonuses for 2009 for employees will be paid on March 15, 2010.  Payments to the named executive officers are scheduled as follows:

Name	Bonus
William G. LaPerch	$350,000
Joseph P. Ciavarella	$215,000
Robert Sokota	$215,000
John Jacquay	$350,000
Rajiv Datta	$225,000
Douglas Jendras	$215,000

In setting annual incentive bonus amounts for the named executive officers, the Compensation Committee considered a number of factors including the extent to which the named executive officer (a) contributed to the achievement of our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals.  Pursuant to the 2008 Employment Agreements, target bonuses for Messrs. LaPerch, Ciavarella, Sokota, Datta and Jendras are set at 35% of base salary, and Mr. Jacquay’s target bonus is set at $250,000.

Our U.K.-based employees receive quarterly incentive cash bonuses based upon the achievement of quarterly adjusted U.K. EBITDA targets and other quantitative and qualitative factors.  Incentive cash bonuses paid in the U.K. are approved by our senior management.

On March 1, 2010, the Compensation Committee approved our 2010 Bonus Plan (the “2010 Bonus Plan”).  The 2010 Bonus Plan provides for the creation of an employee bonus pool for most U.S.-based employees based on the achievement in 2010 of certain adjusted U.S. EBITDA (domestic net earnings reduced for certain excess contract termination revenue and before interest, taxes, depreciation and amortization, adjusted for certain non-recurring, non-operational and non-cash items) targets established by the Compensation Committee.  A base bonus pool has been set for achievement of $151.6 million in adjusted U.S. EBITDA (the “Base Bonus Target”).  While the Base Bonus Target also serves as the bonus target for the named executive officers under the 2008 Employment Agreements, the Compensation Committee retains the right to pay such officers additional discretionary amounts.  The base bonus pool will be increased in the event that we achieve adjusted U.S. EBITDA in excess of the Base Bonus Target and will be reduced in the event that we achieve adjusted U.S. EBITDA less than the Base Bonus Target in amounts set forth in the 2010 Bonus Plan.  Bonus payments to employees from the bonus pool are generally discretionary except that in accordance with their employment agreements, each of the named executive officers is entitled to a bonus in the amount specified above upon the achievement of the Base Bonus Target.  If the Base Bonus Target is not achieved, no bonus payments are required to be made to such executives.  We believe that there is a reasonable possibility that we will achieve the Base Bonus Target in 2010.

Equity Compensation

We believe that the provision of equity compensation to our employees, whether by granting stock options or restricted stock units (i.e., an agreement to provide stock in the future) to employees helps to align the interests of our employees with those of our stockholders and to focus the employees on increasing value for our stockholders.

2003 Plan

Pursuant to the 2003 Plan, we granted certain restricted stock units and stock options to the employees and member of the Board of Directors of the Company through May 2008.  Such grants included a grant of 40,000 restricted stock units to William LaPerch and 20,000 stock units to each of Rajiv Datta, John Jacquay, Douglas Jendras and Robert Sokota made on August 7, 2007, which restricted stock units vested on August 7, 2008 and the underlying shares were delivered on August 17, 2009.

2008 Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

On September 8, 2008, Mr. LaPerch was granted 100,000 restricted stock units, which vest 30,000 on the first anniversary of the date of grant, 10,000 on the second anniversary of the date of grant and 60,000 on the third anniversary of the date of grant.  Mr. LaPerch was also granted an additional 42,000 restricted stock units, which vest ratably in each of 2010, 2011 and 2012 based on the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.  The Compensation Committee established a number of quantitative and qualitative goals for Mr. LaPerch for 2009 to earn the initial 14,000 restricted stock units scheduled to vest and be delivered in March 2010.  On March 1, 2010, the Compensation Committee determined that Mr. LaPerch has earned the 14,000 restricted stock units and, the underlying shares will be delivered to him on March 15, 2010.  On March 9, 2010, the Compensation Committee set a number of quantitative and qualitative goals for Mr. LaPerch in 2010 against which his performance will be measured in determining whether he earns the 14,000 restricted stock units scheduled to vest in 2011.  We believe there is a reasonable possibility that Mr. LaPerch will meet some or all of these goals for 2010.  No goals have been set for the 14,000 restricted stock units scheduled to vest in 2012.  Each of Messrs. Sokota, Jacquay, Datta, and Jendras was granted 70,000 restricted stock units, 21,000 of which vested on the first anniversary of the date of grant.  7,000 restricted stock units will vest on the second anniversary of the date of grant and 42,000 on the third anniversary of the date of grant.

On October 27, 2008, in connection with executing his October 2008 Employment Agreement, Mr. Ciavarella was granted 70,000 restricted stock units, 21,000 of which vested on November 16, 2009.  7,000 restricted stock units will vest on November 15, 2010 and 42,000 on November 15, 2011.

Upon the occurrence of a termination of the named executive officers’ employment by the Company without cause or by the named executive officer for good reason or in the event of a change in control, or certain other events, all unvested restricted stock units granted to the named executive officers will vest.

On September 8, 2008, Messrs. Brodsky, Embler, Postma, Shorten and Subotnick were each granted 1,000 restricted stock units and options to purchase 2,000 shares of common stock.  All such grants vested on the first anniversary of the date of grant.

On December 3, 2009, we granted to each outside director 3,000 restricted stock units, 40%, of which will vest and the underlying shares will be delivered on November 16, 2010, and 60%, of which will vest and the underlying shares will be delivered on November 16, 2011.  The fair value of the each restricted stock unit is $59.30 per share, which was the closing price of our stock on the date of grant.

Benefits

We offer our named executive officers the same health and welfare benefit and disability plans that we offer to all our employees except that named executive officers are each provided with term life insurance providing for a death benefit of $1,000,000 and a term accidental death and dismemberment insurance (“AD&D”) benefit of $1,000,000 whereas most other employees receive group term and AD&D in smaller amounts as a multiple of base salary.  We believe that this benefit provided to the named executive officers is reasonable and assists in retaining the named executive officers.

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees.  We provide very limited perquisites to the named executive officers, less than $10,000 in total in 2009.  The only perquisite consisted of the payment for travel expenses of the spouse of Mr. LaPerch to attend a customer sponsored reception in California in March 2009 and a gross up to fund the taxes on such payment.  We believed that the participation of Mr. LaPerch’s spouse was important for Mr. LaPerch’s participation at this customer event.

Severance

Severance amounts for named executive officers under the 2008 Employment Agreements are discussed below under “Potential Payments Upon Termination or Change-in-Control.”  In the event of a termination without cause by the Company or termination for good reason by the named executive officer, the named executive officer would have been entitled to one year’s base salary, a bonus relating to the portion of the year worked, any accrued but unpaid bonus from the prior year, salary through the date of termination, one year’s benefits and full vesting of unvested stock units.

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

Post-Employment Restrictions

Pursuant to the 2008 Employment Agreements, Messrs. LaPerch, Sokota, Jacquay, Ciavarella, Datta and Jendras have agreed that they will not compete with us for six months following termination of their employment and will not solicit any employees or customers of ours in competition with us for one year following termination of their employment.

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

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers.  The compensation paid to each of our senior executive officers in 2009 exceeded the $1 million threshold under Section 162(m) and in the aggregate $5.1 million in deductions will be disallowed under Section 162(m).  However, due to the built-in loss associated with depreciation deductions, the disallowance of such deductions will not impact our overall tax position.

Compensation Committee Report*

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.  Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2010 annual meeting of stockholders and in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers during the years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

William G. LaPerch,	2009	$550,000	$157,500	$280,000	(3)	$—	$192,500	$—	$19,575	(4)	$1,199,575
President and	2008	516,667	275,000	3,000,000		—	—	—	21,961	(5)	3,813,628
Chief Executive Officer	2007	500,000	225,000	1,650,000		—	—	—	19,717	(6)	2,394,717

Joseph P. Ciavarella	2009	315,000	104,750	—		—	110,250	—	19,402	(7)	549,402
Senior Vice President	2008	58,557	175,000	1,365,000		—	—	—	577,371	(8)	2,175,928
and Chief Financial Officer	2007	—	—	—		—	—	—	—		—

Robert Sokota,
Senior Vice President,	2009	315,000	104,750	—		—	110,250	—	17,341	(9)	547,341
General Counsel,	2008	315,000	225,000	2,100,000		—	—	—	17,207	(10)	2,657,207
Chief Administrative Officer and Secretary	2007	315,000	175,000	825,000		—	—	—	17,023	(11)	1,332,023

John Jacquay	2009	300,000	100,000	—		—	250,000	—	13,538	(12)	663,538
Senior Vice President,	2008	293,333	125,000	2,100,000		—	225,000	—	17,305	(13)	2,760,638
Sales & Marketing	2007	290,000	150,000	825,000		—	225,000	—	18,137	(14)	1,508,137

Rajiv Datta	2009	290,000	123,500	—		—	101,500	—	17,820	(15)	532,820
Senior Vice President	2008	284,767	225,000	2,100,000		—	—	—	17,758	(16)	2,627,525
Chief Technology Officer	2007	277,875	175,000	825,000		—	—	—	16,912	(17)	1,294,787

Douglas Jendras	2009	280,000	117,000	—		—	98,000	—	17,837	(18)	512,837
Senior Vice President,	2008	268,763	225,000	2,100,000		—	—	—	19,632	(19)	2,613,395
Operations	2007	260,662	175,000	825,000		—	—	—	16,831	(20)	1,277,493

(1)
The amounts reflected in the ‘Non-Equity Incentive Plan Compensation’ column represent the contractual amounts earned by the named executive officers based upon the terms of the 2008 Employment Agreements and achievement of 100% of the Company’s 2009 bonus target. The amounts reflected in the ‘Bonus’ column for 2009 represent discretionary amounts approved by the Compensation Committee. In 2008 and 2007, all bonuses paid to the names executive officers were discretionary except for $225,000 per year paid to Mr. Jacquay, pursuant to his employment contract, based upon the achievement of applicable Company bonus targets.

(2)
The amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to the named executive officers computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made in the valuation of the restricted stock unit awards. In 2009, the SEC changed the method by which stock-based compensation is to be reported for our named executive officers and directors. The amounts reflected for 2007 and 2008 have been modified to conform to this change.

(3)
Represents the fair value of the 2009 tranche (14,000) of 42,000 performance-based restricted stock units granted to Mr. LaPerch on September 8, 2008, which were subject to the attainment of certain performance metrics established March 11, 2009 with respect to fiscal 2009. On March 1, 2010, the Compensation Committee determined that Mr. LaPerch met these performance metrics. Such amount excludes the fair value of the balance of the grant for which performance metrics were established on March 9, 2010 for fiscal 2010 and for which performance metrics have not been established for fiscal 2011.

(4)	Includes health and welfare benefits of $13,317, life insurance premiums of $2,766, disability premiums of $742, and 401(k) match of $2,750.

(5)	Includes health and welfare benefits of $12,755, life insurance premiums of $2,474, disability premiums of $948, 401(k) match of $2,750 and other of $3,034.

(6)	Includes health and welfare benefits of $12,539, life insurance premiums of $2,891, disability premiums of $1,014, 401(k) match of $2,250 and other of $1,023.

(7)	Includes health and welfare benefits of $13,348, life insurance premiums of $2,562, disability premiums of $742, and 401(k) match of $2,750.

(8)
Includes consulting fees of $574,524, health and welfare benefits of $2,155, life insurance premiums of $567 and disability premiums of $125. In 2007, Mr. Ciavarella received $244,693 for his services as a financial consultant but was not a named executive officer during that year.

(9)	Includes health and welfare benefits of $13,102, life insurance premiums of $1,309, disability premiums of $180, and 401(k) match of $2,750.

(10)	Includes health and welfare benefits of $12,518, life insurance premiums of $1,366, disability premiums of $270, 401(k) match of $2,750 and other of $303.

(11)	Includes health and welfare benefits of $12,295 life insurance premiums of $1,185, disability premiums of $300, 401(k) match of $2,250 and other of $993.

(12)	Includes health and welfare benefits of $9,399, life insurance premiums of $3,397, and disability premiums of $742.

(13)	Includes health and welfare benefits of $10,474, life insurance premiums of $3,946, disability premiums of $935, and other of $1,950.

(14)	Includes health and welfare benefits of $12,539, life insurance premiums of $3,448, disability premiums of $997, and other of $1,153.

(15)	Includes health and welfare benefits of $13,347, life insurance premiums of $993, disability premiums of $730, and 401(k) match of $2,750.

(16)	Includes health and welfare benefits of $12,763, life insurance premiums of $1,020, disability premiums of $922, 401(k) match of $2,750 and other of $303.

(17)	Includes health and welfare benefits of $12,546, life insurance premiums of $1,015, disability premiums of $951, 401(k) match of $2,250 and other of $150.

(18)	Includes health and welfare benefits of $13,275, life insurance premiums of $1,096, disability premiums of $716, and 401(k) match of $2,750.

(19)	Includes health and welfare benefits of $13,237, life insurance premiums of $1,156, disability premiums of $894, 401(k) match of $2,688 and other of $1,657.

(20)	Includes health and welfare benefits of $12,450, life insurance premiums of $1,049, disability premiums of $932, 401(k) match of $2,250 and other of $150.

Grants of Plan-Based Awards

We did not make any grants of restricted stock units or our equity-based compensation under our 2008 Plan to our named executive officers during the year ended December 31, 2009.  We made three year grants to our named executive officers in 2008, which were designed to compensate them for contributions over the three year vesting period and to provide incentives to these individuals and to encourage continued service.

The following table presents information concerning non-equity incentive plan awards granted to each of our named executive officers during the year ended December 31, 2009.

2009 Grants of Plan-Based Awards
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Target ($) (*)

William G. LaPerch	$ 192,500

Joseph P. Ciavarella	$ 110,250

Robert Sokota	$ 110,250

John Jacquay	$ 250,000

Rajiv Datta	$ 101,500

Douglas Jendras	$ 98,000

(*)
The amounts reported were paid to the named executive officers based on the terms of the 2008 Employment Agreements and the Company's achievement of the 2009 bonus target.  The 2008 Employment Agreements did not provide for thresholds or maximum payments.  Accordingly, only target amounts are listed.  See "Incentive Cash Bonus Program," above for further information on these payments.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2009.  With respect to Mr. LaPerch, this table includes 42,000 restricted stock units granted to him, which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.  All of the options to purchase common shares and restricted stock units described below were granted pursuant to either the 2003 Plan or the 2008 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options or Undelivered Restricted Stock Units (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William G. LaPerch	—	—	—	—	—	112,000	(2)	$7,284,480	—	$—

Joseph P. Ciavarella	—	—	—	—	—	49,000	(3)	$3,186,960	—	—

Robert Sokota	—	—	—	—	—	49,000	(4)	$3,186,960	—	—

John Jacquay	—	—	—	—	—	49,000	(4)	$3,186,960	—	—

Rajiv Datta	1,275	—	—	—	—	49,000	(4)	$3,186,960	—	—

Douglas Jendras	—	—	—	—	—	49,000	(4)	$3,186,960	—	—

(1)	The corresponding market values are based on the closing price ($65.04) of our common stock on December 31, 2009.

(2)
Represents the unvested restricted stock units associated with an original grant of 100,000 restricted stock units on September 8, 2008. 30% vested on November 16, 2009, 10% are scheduled to vest on November 15, 2010 and 60% are scheduled to vest on November 15, 2011 and 42,000 restricted stock units which vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for fiscal years 2009, 2010 and 2011. On March 1, 2010, the Compensation Committee approved the vesting of 14,000 of Mr. LaPerch’s performance stock units. The underlying shares will be delivered on March 15, 2010.

(3)
Represent the unvested restricted stock units associated with an original grant of 70,000 restricted stock units on October 27, 2008. 30% vested on November 16, 2009, 10% are scheduled to vest on November 15, 2010 and 60% are scheduled to vest on November 15, 2011.

(4)
Represents the unvested restricted stock units associated with an original grant of 70,000 restricted stock units on September 8, 2008. 30% vested on November 16, 2009, 10% are scheduled to vest on November 15, 2010 and 60% are schedule to vest on November 15, 2011.

Option Exercises and Stock Vested In Fiscal 2009

The following table provides information for the named executive officers with respect to the delivery of shares underlying restricted stock units in 2009 and stock option exercises during 2009, including the number of shares acquired upon exercise and the value realized, before payment of any applicable withholding tax and broker commissions:

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Delivery	Value Realized on Delivery

William G. LaPerch	40,000	$ 1,026,790	70,000	$ 3,566,300

Joseph P. Ciavarella	—	$ —	21,000	$ 1,195,110

Robert Sokota	33,000	$ 1,317,843	41,000	$ 2,124,610

John Jacquay	64,000	$ 1,791,534	41,000	$ 2,124,610

Rajiv Datta	26,885	$ 944,575	41,000	$ 2,124,610

Douglas Jendras	28,160	$ 1,060,902	41,000	$ 2,124,610

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on delivery is calculated based on the closing price of the underlying stock on the New York Stock Exchange on the delivery date.

Pension Benefits - Fiscal 2009

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change-in-Control

The below tables reflect payments to be made upon termination or change in control based upon the September 2008 Employment Agreements and the October 2008 Employment Agreement.  Such amounts exclude potential payments pursuant to stock options and restricted stock units vested prior to December 31, 2009.

William G. LaPerch

The following table shows the potential payments upon termination or a change-in-control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/09 ($)		For Cause Termination on 12/31/09 ($)		Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$742,500	(1)	$742,500	(1)	$192,500		$192,500
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		7,284,480		7,284,480		7,284,480		7,284,480
Benefits and Perquisites	43,364	(4)	43,364	(4)	43,364	(4)	57,423	(3)	57,423	(3)	43,364	(4)	43,364	(4)
Life Insurance	—		—		—		2,766	(5)	2,766	(5)	—		1,000,000	(6)
Total	$43,364		$43,364		$43,364		$8,087,169		$8,087,169		$7,520,344		$8,520,344
(1)
Represents one year of severance at Mr. LaPerch’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2009 bonus at the bonus rate (35% of base salary or $192,500) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of both the September 8, 2008 stock unit agreement and the performance-based stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share ($65.04 x 112,000 shares = $7,284,480 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Joseph P. Ciavarella

The following table shows the potential payments upon termination or a change-in-control of the Company for Joseph P. Ciavarella the Company’s Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/09 ($)		For Cause Termination on 12/31/09 ($)		Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$425,250	(1)	$425,250	(1)	$110,250		$110,250
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		3,186,960		3,186,960		3,186,960		3,186,960
Benefits and Perquisites	20,595	(4)	20,595	(4)	20,595	(4)	34,685	(3)	34,685	(3)	20,595	(4)	20,595	(4)
Life Insurance	—		—		—		2,562	(5)	2,562	(5)	—		1,000,000	(6)
Total	$20,595		$20,595		$20,595		$3,649,457		$3,649,457		$3,317,805		$4,317,805

(1)
Represents one year of severance at Mr. Ciavarella’s annual base salary pursuant to his October 2008 Employment Agreement, plus his 2009 bonus at the bonus rate (35% of base salary or $110,250) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Ciavarella’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share ($65.04 x 49,000 shares = $3,186,960 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Ciavarella’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Robert Sokota

The following table shows the potential payments upon termination or a change-in-control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/09 ($)		For Cause Termination on 12/31/09 ($)		Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$425,250	(1)	$425,250	(1)	$110,250		$110,250
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		3,186,960		3,186,960		3,186,960		3,186,960
Benefits and Perquisites	8,481	(4)	8,481	(4)	8,481	(4)	21,763	(3)	21,763	(3)	8,481	(4)	8,481	(4)
Life Insurance	—		—		—		1,309	(5)	1,309	(5)	—		1,000,000	(6)
Total	$8,481		$8,481		$8,481		$3,635,282		$3,635,282		$3,305,691		$4,305,691

(1)
Represents one year of severance at Mr. Sokota’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2009 bonus at the bonus rate (35% of base salary or $110,250) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share (65.04 x 49,000 shares = $3,186,960 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

John Jacquay

The following table shows the potential payments upon termination or a change-in-control of the Company for John Jacquay, the Company’s Senior Vice President, Sales and Marketing, as if such termination had taken place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/09 ($)		For Cause Termination on 12/31/09 ($)		Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$550,000	(1)	$550,000	(1)	$250,000		$250,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		3,186,960		3,186,960		3,186,960		3,186,960
Benefits and Perquisites	9,230	(4)	9,230	(4)	9,230	(4)	19,371	(3)	19,371	(3)	9,230	(4)	9,230	(4)
Life Insurance	—		—		—		3,397	(5)	3,397	(5)	—		1,000,000	(6)
Total	$9,230		$9,230		$9,230		$3,759,728		$3,759,728		$3,446,190		$4,446,190

(1)
Represents one year of severance at Mr. Jacquay’s annual base salary pursuant to the September 2008 Employment Agreements, plus his 2009 bonus at the annual cash bonus target of $250,000 assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share ($65.04 x 49,000 shares = $3,186,960 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Jacquay’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

 Rajiv Datta

The following table shows the potential payments upon termination or a change-in-control of the Company for Rajiv Datta, the Company’s Senior Vice President and Chief Technology Officer, as if such termination had taken place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/09 ($)		For Cause Termination on 12/31/09 ($)		Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$391,500	(1)	$391,500	(1)	$101,500		$101,500
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		3,186,960		3,186,960		3,186,960		3,186,960
Benefits and Perquisites	10,038	(4)	10,038	(4)	10,038	(4)	24,115	(3)	24,115	(3)	10,038	(4)	10,038	(4)
Life Insurance	—		—		—		993	(5)	993	(5)	—		1,000,000	(6)
Total	$10,038		$10,038		$10,038		$3,603,568		$3,603,568		$3,298,498		$4,298,498

(1)
Represents one year of severance at Mr. Datta’s annual base salary pursuant to the September 2008 Employment Agreement, plus his 2009 bonus at the bonus rate (35% of base salary or $101,500) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share ($65.04 x 49,000 shares = $3,186,960 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Douglas Jendras

The following table shows the potential payments upon termination or a change-in-control of the Company for Douglas Jendras, the Company’s Senior Vice President, Operations, as if such termination had taken place on December 31, 2009.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/09 ($)	For Cause Termination on 12/31/09 ($)	Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)	Death on 12/31/09 ($)
Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$378,000	(1)	$378,000	(1)	$98,000	$98,000
Stock Options	—	—	—	—		—		—	—
Restricted Stock (2)	—	—	—	3,186,960		3,186,960		3,186,960	3,186,960
Benefits and Perquisites	—	—	—	13,991	(3)	13,991	(3)	—	—
Life Insurance	—	—	—	1,096	(4)	1,096	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$3,580,047		$3,580,047		$3,284,960	$4,284,960

(1)
Represents one year of severance at Mr. Jendras’ annual base salary pursuant to the September 2008 Employment Agreement, plus his 2009 bonus at the bonus rate (35% of base salary or $98,000) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jendras’ unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2009 closing market price of our common stock of $65.04 per share ($65.04 x 49,000 shares = $3,186,960 at 100% vesting).

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

Non-employee members of the Board are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears.  In addition, the Chairman of the Board receives an additional annual retainer of $30,000 and the Chairman of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears.  Non-employee members of the Board are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour.  Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour.  The Chairman of the Strategy Committee is entitled to an annual retainer of $80,000 payable quarterly in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Until his departure from FMA on April 30, 2009, Mr. Embler contributed all of his director’s fees received to the funds managed by FMA holding Company securities.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey A. Brodsky	$132,500	(3)	$161,700	$—	$—	$—	$—	$294,200
Michael J. Embler	82,500	(4)	161,700	—	—	—	—	244,200
Richard Postma	96,000		161,700	—	—	—	—	257,700
Richard Shorten, Jr.	175,500	(5)	161,700	—	—	—	—	337,200
Stuart Subotnick	86,000		161,700	—	—	—	—	247,700
	$572,500		$808,500	$—	$—	$—	$—	$1,381,000

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.

(2)
The amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to the directors on December 3, 2009, computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made in the valuation of the restricted stock unit awards. Excludes the compensation associated with 14,000 restricted stock units granted August 7, 2007, which vested on August 7, 2008 and were delivered on August 17, 2009 and 1,000 restricted stock units, which were granted September 8, 2008, which vested on September 8, 2009 and were delivered November 16, 2009 and 2,000 options to purchase shares of common stock, which were granted September 8, 2008 and vested on September 8, 2009.

(3)	Includes $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.

(4)
In accordance with FMA’s internal policy, prior to the termination of Mr. Embler’s employment with FMA, Mr. Embler was required to distribute to the funds managed by FMA that held our securities all cash and non-cash compensation paid to Mr. Embler in connection with his service as a director when such cash and non-cash compensation (including any cash proceeds from non-cash compensation) became available. Of the amount reflected in the table, $26,000 was paid to these funds and $56,500 was retained by Mr. Embler.

(5)	Includes $80,000 for services performed as Chairman of the Strategy Committee.

The above table excludes reimbursements for Board-related expenses totaling $4,073.

Compensation Committee Interlocks and Insider Participation

During 2009, except as discussed below, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten), (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements.  During 2009, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

In 2009, we invoiced US Signal, LLC, a company principally owned by Mr. Postma, for certain fiber services sold to US Signal, LLC totaling $347,760.  See Item 12, “Certain Relationships and Related Transactions, and Director Independence,” for further detail.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2010, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known by us to own beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group.  Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.  Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601.  As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.  In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of February 28, 2010.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	4,899,970	(2)	19.4%
JGD Management Corp. and affiliated person c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	2,606,680	(3)	10.4%
JWK Enterprises, LLC c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	2,440,608	(4)	9.7%
FMR LLC 82 Devonshire Street Boston, MA 02109	2,300,493	(5)	9.2%
Fiber LLC 2300 Carillow Point Kirkland, WA 98033	2,321,638	(6)	9.3%
Jeffrey A. Brodsky	23,000	(7)	*
Richard Shorten, Jr.	12,000	(8)	*
Richard Postma	9,400	(9)	*
Stuart Subotnick	8,000	(10)	*
Michael Embler	5,068	(11)	*
William G. LaPerch	89,650	(12)	*
Robert Sokota	59,682	(14)	*
Rajiv Datta	43,553	(16)	*
Joseph P. Ciavarella	4,000	(13)	*
John Jacquay	—	(15)	*
Douglas Jendras	—	(15)	*
All directors and executive officers as a group (eleven persons)	254,353	(17)	1.0%
* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 25,050,849 shares of common stock outstanding as of February 28, 2010, and with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock, within 60 days of February 28, 2010.

(2)
Based on information contained in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on January 21, 2010 by Franklin Mutual Advisors, LLC (“FMA”). Includes 4,703,150 shares of common stock and seven year warrants to purchase 189,532 shares of common stock at $12 per share.  FMA has sole voting and investment discretion over these securities pursuant to investment management contracts.  FMA disclaims beneficial ownership of the shares owned by its investment management clients.  Also includes options to purchase 7,288 shares of common stock granted to Mr. Embler, which he holds as a nominee of FMA and disclaims any beneficial ownership.

(3)
Based on information contained in the Schedule 13G (Amendment No. 8) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on January 11, 2010.  Includes (i) 271,865 shares of common stock and warrants to purchase 20,000 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 236,241  shares of common stock and warrants to purchase 5,850 shares of common stock directly owned by York Select, L.P. (“York Select”); (iii) 371,206 shares of common stock and warrants to purchase 5,622 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (iv) 270,477  shares of common stock and warrants to purchase 44,320 shares of common stock directly owned by York Select Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Select Master”); (v) 62,444 shares of common stock and warrants to purchase 11,124 shares of common stock directly owned by York Global Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Global Value”); (vi) 454,814 shares of common stock directly owned by York Investment Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Investment”); (vii) 1,083 shares of common stock directly owned by York Long Enhanced Fund, L.P. (“York Long Enhanced”); (viii) 759,560 shares of common stock and warrants to purchase 12,060 shares of common stock directly owned by York Credit Opportunities Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Credit Opportunities Master”) and (ix) 76,138 shares of common stock and warrants to purchase 3,876 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Select, York Credit Opportunities, York Select Master, York Global Value, York Investment, York Long Enhanced and York Credit Opportunities Master have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(4)	Includes 2,388,364 shares of common stock and seven year warrants to purchase 52,244 shares of common stock at $12 per share.

(5)
Based on information contained in the Schedule 13G filed by FMR LLC on behalf of itself and Edward C. Johnson 3d with the Securities and Exchange Commission on February 16, 2010. FMR LLC has sole power to vote or direct the vote of 103,830 shares and sole power to dispose or to direct the disposition of 2,300,493 shares.

(6)
Based on information contained in a Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on November 24, 2009 by Fiber LLC, Craig McCaw, Eagle River Holdings, LLC and Eagle River, Inc.

(7)
Includes 15,000 shares of common stock and fully vested and exercisable options to purchase 8,000 shares of common stock.  Excludes 3,000 shares underlying restricted stock units granted on December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(8)
Includes 10,000 shares of common stock, and fully vested and exercisable options to purchase 2,000 shares of common stock.  Excludes 3,000 shares underlying restricted stock units granted on December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(9)	Excludes 3,000 shares underlying restricted stock units granted on December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(10)
Includes fully vested and exercisable options to purchase 8,000 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(11)
Includes 4,356 shares of common stock and fully vested and exercisable options to purchase the 712 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted on December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(12)
Includes 14,000 restricted stock units that are scheduled to vest on March 15, 2010 pursuant to the September 8, 2008 performance-based grant. Excludes 70,000 restricted stock units granted September 8, 2008, 10,000 of which are scheduled to vest on the second anniversary of the date of grant and 60,000 are scheduled to vest on the third anniversary of the date of grant.  Also excludes 28,000 restricted stock units that vest in 2011 and 2012 based upon the achievement of certain performance targets in 2010 and 2011 that have been established for 2010 but not for 2011.

(13)
Includes 4,000 shares of common stock. Excludes 49,000 restricted stock units granted October 27, 2008, 7,000 of which are scheduled to vest on November 15, 2010 and 42,000 are scheduled to vest on November 15, 2011.

(14)
Excludes 49,000 restricted stock units granted September 8, 2008, 7,000 of which are scheduled to vest on the second anniversary of the date of grant and 42,000 are scheduled to vest on the third anniversary of the date of grant.

(15)
Excludes 49,000 restricted stock units granted on September 8, 2008, 7,000 of which are scheduled to vest on the second anniversary of the date of grant and 42,000 are scheduled to vest on the third anniversary of the date of grant.

(16)
Includes 42,278 shares of common stock, and fully vested and exercisable option to purchase 1,275 shares of common stock.  Excludes 3,000 shares underlying restricted stock units granted on December 3, 2009, which vest 40% on November 16, 2010 and 60% on November 16, 2011.

(17)
Includes 220,366 shares of common stock, 14,000 restricted stock units that are scheduled to vest on March 15, 2010 pursuant to the September 8, 2008 performance-based grant and fully vested and exercisable options to purchase 19,987 shares of common stock.  Excludes 266,000 restricted stock units granted on September 8, 2008, of which 38,000 are scheduled to vest on the second anniversary of the date of grant and 228,000 are scheduled to vest on the third anniversary of the date of grant.  Also excludes 15,000 restricted stock units granted on December 3, 2009, 40% of which are scheduled to vest on November 16, 2010 and 60% are scheduled to vest on November 16, 2011.

 Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

  The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2009.

Plan category	Number of Securities to be Issued Upon Exercise / Delivery of Outstanding Options and Restricted Stock Units		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	—		$ —	—
2003 Plan not approved by security holders	185,976		$ 14.28	—	(2)
2008 Plan not approved by security holders (3)	662,372	(4)	$ 30.00	541,766
Total	848,348		$ 14.93	541,766

(1)	Only applicable to outstanding options to purchase common stock.
(2)	No unused shares (shares that were not committed pursuant to restricted stock units or outstanding options to purchase common shares) in this plan will be issued in the future.
(3)	During 2009, 293,862 shares underlying vested restricted stock units and 2,000 shares underlying options to purchase shares of common stock were issued to recipients.
(4)	Includes 8,000 outstanding options to purchase shares of common stock.

The table above does not include warrants granted to creditors as part of settled bankruptcy claims, which is as follows:

	Weighted Average Exercise Price	Total Warrants Originally Issued	Warrants Cancelled as of December 31, 2009	Warrants Exercised as of December 31, 2009	Unexercised Warrants Outstanding at December 31, 2009
Seven year stock purchase warrants	$12.00	1,669,316	26	810,760	858,530

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), as described in Note 10, “Shareholders’ Equity – Stock Warrants,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, if the market price of our common stock, as defined in the respective Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, we are required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders are reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, are paid in cash.  Prior to the expiration of the five year warrants, five year warrants to purchase 778 shares of common stock were exercised on a Net Exercise basis, resulting in 520 common shares being issued and 258 common shares being returned to treasury.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for the Net Exercise.  Five year warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.  The remaining unexercised five year warrants to purchase 317,748 shares of common stock were deemed exercised on a Net Exercise basis, of which 212,912 shares were issued to the warrant holders, 104,836 shares were returned to treasury and $4,295 was paid to recipients for fractional shares.

Equity Incentive Plans

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan will be administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.  For a description of the material features of the Company’s 2003 Plan and further discussion on the 2008 Plan, see Item 8, “Financial Statements and Supplementary Data,” Note 12, “Stock-Based Compensation,” and Item 11, “Executive Compensation-Compensation Discussion and Analysis - 2008 Plan.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

The New York Stock Exchange listing standards require that a majority of the members of a listed company’s directors must qualify as “independent,” as affirmatively determined by the Board.

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accountants, the Board of Directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable New York Stock Exchange listing standards: Jeffrey A. Brodsky, Michael Embler, Richard Postma, Richard Shorten and Stuart Subotnick.  In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.  William LaPerch is not an independent director by virtue of his employment with the Company.

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

In determining the independence of Mr. Embler, the Board took into account that in December 2009, Mr. Embler was appointed to the board of directors of CIT Group, Inc., the parent company of CIT Lending Services Corporation, one of our lenders under the Secured Credit Facility.

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer.  We invoiced US Signal for fiber services totaling $104,150 in 2005, $111,360 in 2006, $274,557 in 2007, $329,964 in 2008 and $347,760 in 2009.  Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers.  Mr. Postma had no involvement in the negotiation of these fiber services agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by BDO Seidman, LLP including amounts billed by its affiliate, BDO Stoy Hayward LLP, through February 28, 2010 for each of the years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$1,215,972	$1,907,017
Audit Related Fees	40,775	—
Tax Fees	30,000	30,000
Total	$1,286,747	$1,937,017

The table below represents fees incurred by service year (when the service was provided) for each relevant audit period.  We recognize audit fees in our operating results as the services are provided.  The information for 2009 is for services rendered through February 28, 2010.

	Year Incurred
	2010	2009	2008		Total
Audit Fees 2006	$—	$—	$1,688,584		$1,688,584
Audit Fees 2007	—	—	1,404,266		1,404,266
Audit Fees 2008	—	1,037,017	870,000		1,907,017
Audit Fees 2009	663,507	552,465	—		1,215,972
Tax Fees	—	30,000	618,189	*	648,189
Audit Related Fees	—	40,775	—		40,775
Total	$663,507	$1,660,257	$4,581,039		$6,904,803

*       Substantially, all of the work was performed for the year ended December 31, 2006.

Audit Fees.  In June 2009, BDO was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2009.  In November 2008, BDO was engaged to audit the Company’s financial statements for the year ended December 31, 2008.  The Audit Fees for the years ended December 31, 2009 and 2008, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit Related Fees.  Audit Related Fees are typically for due diligence related to mergers and acquisitions.  There were no such fees for the year ended December 31, 2008.

Tax Fees.  Tax Fees for the years ended December 31, 2009 and 2008 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to mergers and acquisitions.

Auditor Independence.  The Audit Committee has considered the non-audit services provided by BDO Seidman, LLP and determined that the provision of such services had no effect on BDO Seidman, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures.  The Audit Committee must review and pre-approve all audits and, except as provided below, non-audit services provided by BDO Seidman, LLP, our independent registered public accounting firm.  In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO Seidman’s independence.  The Audit Committee will only pre-approve services that it believes will not impair BDO Seidman’s independence.  The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit related services.  All services are subsequently communicated to the Audit Committee for 2009 and 2008.  All services were pre-approved in 2008 and 2009 pursuant to this process.

PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report on Form 10-K:

1.       Financial Statements

For a list of the financial statements of the Company included in this Annual Report on Form 10-K, please see Index to Consolidated Financial Statements appearing at the beginning of Item 8, “Financial Statements and Supplementary Data.”

2.       Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

The audits referred to in our report dated March 16, 2010, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement Schedule II – Valuation and Qualifying Accounts listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

New York, NY
March 16, 2010

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)
	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
2009
Reserve for uncollectible accounts and sales credits	$1.3	$0.9	$—	$(0.2)	$2.0
Deferred tax valuation allowance	$718.1	$—	$—	$(652.2)	$65.9
2008
Reserve for uncollectible accounts and sales credits	$0.7	$0.7	$—	$(0.1)	$1.3
Deferred tax valuation allowance	$800.9	$—	$—	$(82.8)	$718.1
2007
Reserve for uncollectible accounts and sales credits	$1.2	$0.5	$—	$(1.0)	$0.7
Deferred tax valuation allowance	$809.6	$—	$—	$(8.7)	$800.9

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3.	Exhibits

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABOVENET, INC.

Date: March 16, 2010	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ William G. LaPerch
William G. LaPerch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2010	By:	/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Director

Date: March 16, 2010	By:	/s/ Michael J. Embler
Michael J. Embler
Director

Date: March 16, 2010	By:	/s/ Richard Postma
Richard Postma
Director

Date: March 16, 2010	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: March 16, 2010	By:	/s/ Stuart Subotnick
Stuart Subotnick
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

4.9
Amendment No. 1 to the Standstill Agreement dated as of April 25, 2008, by and among AboveNet, Inc., John W. Kluge, that certain Fourteenth Restatement of Trust Agreement, dated May 30, 1984, between John W. Kluge, as Grantor, and John W. Kluge and JP Morgan Chase Bank, N.A. of New York, as original trustees, dated April 4, 2008, Stuart Subotnick and JWK Enterprises LLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

4.10
Amended and Restated Rights Agreement, dated as of August 3, 2009, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.11		Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.12
Amendment to Amended and Restated Rights Agreement, signed as of January 27, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2010).

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

10.42
Security and Pledge Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., and Societe Generale, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

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
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.52	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.53	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.54	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.55	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.56	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.57	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.58	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.59	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.60	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.61	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.62	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.63	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.64	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.65	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.66	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.67
Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.68
Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.69	*
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.70
Consulting Agreement, dated as of February 15, 2007, between AboveNet Communications, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.71	*
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.72
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.73
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.74
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.75
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.76	*	Summary of 2009 Bonus Plan, dated February 12, 2009 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 16, 2009).

10.77
Amendment No. 2, dated as of June 29, 2009, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.78	*	Summary of 2010 Bonus Plan dated March 1, 2010 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2010).

16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated August 18, 2006 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 23, 2006).

21.1		Subsidiaries.

23.1		Consent of BDO Seidman, LLP.

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Acting Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit.