Form 10-Q
period 2010-03-31
ABOVENET INC
filed 2010-05-10
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2010, was 25,129,717.

Table of Contents

 ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of March 31, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited)
	Three month periods ended March 31, 2010 and 2009	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Three month period ended March 31, 2010	3

	Consolidated Statements of Cash Flows (Unaudited)
	Three month periods ended March 31, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three month periods ended March 31, 2010 and 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	56

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58

Signatures		59

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$166.7	$165.3
Restricted cash and cash equivalents	3.7	3.7
Accounts receivable, net of allowances of $1.8 and $2.0, at March 31, 2010 and December 31, 2009, respectively	20.6	20.1
Prepaid costs and other current assets	14.0	13.5
Total current assets	205.0	202.6

Property and equipment, net of accumulated depreciation and amortization of $249.6 and $236.5 at March 31, 2010 and December 31, 2009, respectively	476.9	469.1
Deferred tax assets	173.5	183.0
Other assets	6.9	7.3
Total assets	$862.3	$862.0

LIABILITIES:
Current liabilities:
Accounts payable	$6.6	$10.7
Accrued expenses	60.7	68.4
Deferred revenue - current portion	26.3	27.3
Note payable - current portion	7.6	7.6
Total current liabilities	101.2	114.0

Note payable	47.9	49.7
Deferred revenue	92.3	93.8
Other long-term liabilities	10.3	10.3
Total liabilities	251.7	267.8

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 25,710,998 issued and 25,122,617 outstanding at March 31, 2010 and 25,271,788 issued and 24,750,560 outstanding at December 31, 2009	0.3	0.3
Additional paid-in capital	315.4	308.2
Treasury stock at cost, 588,381 and 521,228 shares at March 31, 2010 and December 31, 2009, respectively	(20.9)	(16.7)
Accumulated other comprehensive loss	(9.2)	(9.0)
Retained earnings	325.0	311.4
Total shareholders’ equity	610.6	594.2
Total liabilities and shareholders’ equity	$862.3	$862.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$97.2	$85.4

Costs of revenue (excluding depreciation and amortization, shown separately below)	33.1	29.4
Selling, general and administrative expenses	23.6	20.7
Depreciation and amortization	15.5	11.9

Operating income	25.0	23.4

Other income (expense):
Interest income	—	0.2
Interest expense	(1.2)	(1.2)
Other expense, net	(0.6)	(0.1)

Income before income taxes	23.2	22.3

Provision for (benefit from) income taxes	9.6	(5.1)

Net income	$13.6	$27.4

Income per share, basic:
Basic net income per share	$0.55	$1.19

Weighted average number of common shares	24,944,514	22,922,284

Income per share, diluted:
Diluted net income per share	$0.52	$1.11

Weighted average number of common shares	26,218,755	24,613,712

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2010	25,271,788	$0.3	521,228	$(16.7)	$308.2	$(9.0)	$311.4	$594.2
Issuance of common stock from exercise of warrants	419,426	—	—	—	5.0	—	—	5.0
Issuance of common stock from vested restricted stock	14,000	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	5,784	—	—	—	0.1	—	—	0.1
Purchase of treasury stock	—	—	5,459	(0.3)	—	—	—	(0.3)
Purchase of treasury stock in cashless exercise of stock warrants .	—	—	61,694	(3.9)	—	—	—	(3.9)
Foreign currency translation adjustments	—	—	—	—	—	(0.2)	—	(0.2)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	2.1	—	—	2.1
Net income	—	—	—	—	—	—	13.6	13.6
Balance at March 31, 2010	25,710,998	$0.3	588,381	$(20.9)	$315.4	$(9.2)	$325.0	$610.6

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by operating activities:
Net income	$13.6	$27.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15.5	11.9
Provision for bad debts	0.1	0.1
Non-cash stock-based compensation expense	2.1	2.9
(Gain) loss on sale or disposition of property and equipment, net	(0.1)	0.2
Change in deferred tax assets	9.5	—
Changes in operating working capital:
Accounts receivable	(0.9)	0.9
Prepaid costs and other current assets	(0.6)	(2.4)
Accounts payable	(3.9)	(5.2)
Accrued expenses	(3.7)	(10.6)
Other assets	0.2	—
Deferred revenue and other long-term liabilities	(1.8)	10.6
Net cash provided by operating activities	30.0	35.8
Cash flows used in investing activities:
Purchases of property and equipment	(27.4)	(21.2)
Proceeds from sales of property and equipment	0.2	—
Net cash used in investing activities	(27.2)	(21.2)
Cash flows used in financing activities:
Proceeds from exercise of warrants	1.2	—
Proceeds from exercise of options to purchase shares of common stock	0.1	—
Principal payment - note payable	(1.9)	—
Principal payment - capital lease obligation	—	(0.2)
Purchase of treasury stock	(0.3)	(0.1)
Net cash used in financing activities	(0.9)	(0.3)
Effect of exchange rates on cash	(0.5)	(0.1)
Net increase in cash and cash equivalents	1.4	14.2
Cash and cash equivalents, beginning of period	165.3	87.1
Cash and cash equivalents, end of period	$166.7	$101.3

Supplemental cash flow information:
Cash paid for interest	$0.8	$0.7
Cash paid for income taxes	$0.3	$2.0

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$3.9	$—
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$3.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net income	$13.6	$27.4
Foreign currency translation adjustments	(0.2)	0.5
Comprehensive income	$13.4	$27.9

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information for all periods presented, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted to reflect the two-for-one stock split.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On September 8, 2003, the Company authorized 10,000,000 shares of preferred stock (with a $0.01 par value) and 30,000,000 shares of common stock (with a $0.01 par value).  The holders of common stock are entitled to one vote for each issued and outstanding share, and will be entitled to receive dividends, subject to the rights of the holders of preferred stock when and if declared by the Board of Directors.  Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors.  During 2006, the Company reserved for issuance, from the 10,000,000 shares authorized of preferred stock described above, 500,000 shares of $0.01 par value junior preferred stock in connection with the adoption of the Amended and Restated Rights Agreement (as defined in Note 8, “Shareholders’ Equity,” below).  In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and holders of preferred stock.

In 2003, the Company issued 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled, the rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering (of which rights to purchase 3,337,984 shares of common stock have been exercised), five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under the Company’s 2003 Plan.  See Note 7, “Stock-Based Compensation.”

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  During the three months ended March 31, 2010 and 2009, the Company included the receipts of bankruptcy claim settlements from former customers as contract termination revenue.  Contract termination revenue is reported together with other service revenue, and amounted to $1.0 and $1.9 in the three months ended March 31, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three months ended March 31, 2010 and 2009.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress and are a part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets. At March 31, 2010 and December 31, 2009, the Company had $32.9 and $26.9, respectively, of construction in progress. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $3.0 and $2.7 for the three months ended March 31, 2010 and 2009, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  The Company capitalized relocation costs amounting to $0.2 and $0.7 for the three months ended March 31, 2010 and 2009, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.02 and $0.10 ($0.01 and $0.07 on a net book value basis) for each of the three months ended March 31, 2010 and 2009, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized for the three months ended March 31, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, its strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 for the year ended December 31, 2009.  The Company also recorded a provision for equipment impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 3, “Change in Estimate.”  There were no provisions for impairment recorded in the three months ended March 31, 2010 and 2009.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.2 each at March 31, 2010 and December 31, 2009, of which $3.8 was included in “Accrued expenses,” and $3.4 was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.08 for the three months ended March 31, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $183.0 during the fourth quarter of 2009.  See Note 5, “Income Taxes,” for a further discussion.

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2010 and 2009.  The provision for income taxes, income taxes payable and deferred income taxes are provided for in accordance with the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

The Company’s reorganization resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with FASB ASC 852-10 on the Effective Date.  Fresh start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods.  Prior to 2009, fresh start accounting required the reversal of these allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital.  Beginning in 2009, in accordance with SFAS141(R), “Business Combinations (Revised),” (now known as FASB ASC 805), future utilization of such benefit will reduce income tax expense.  This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes have been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (all or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the domestic liability.

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three months ended March 31, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Foreign Currency Translation and Transactions

The Company’s functional currency is the U.S. dollar.  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  The Company’s foreign exchange transaction gains (losses) are generally included in “other expense, net” in the consolidated statements of operations.

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  (See Note 7, “Stock-Based Compensation.”)

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

There were no options to purchase shares of common stock granted during the three months ended March 31, 2010 and 2009.

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the Company’s stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period.  See Note 7, “Stock-Based Compensation.”

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received.  419,426 and 400 stock warrants to purchase shares of common stock were exercised during the three months ended March 31, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of the Company’s common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, is greater than the warrant exercise price, the Company is required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elects, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.

During the three months ended March 31, 2010, seven year warrants to purchase 323,084 shares of common stock were exercised pursuant to the Net Exercise provisions described above, of which 261,390 were issued and 61,694 were deemed repurchased.  There were no Net Exercises during the three months ended March 31, 2009.  Additionally, seven year warrants to purchase 96,342 shares of common stock were exercised.  At March 31, 2010, seven year warrants to purchase 439,104 shares of common stock were outstanding.

Derivative Financial Instruments

The Company utilizes derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 (original principal) portion of the Term Loan (as such term is defined in Note 4, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at each of March 31, 2010 and December 31, 2009 was $1.2 for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At each of March 31, 2010 and December 31, 2009, the Company’s consolidated balance sheet included net interest rate swap derivative liabilities of $1.2.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2010	December 31, 2009
Interest rate swap agreements (*)	$1.2	$1.2

Total derivatives designated as hedging instruments	$1.2	$1.2

(*)The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of March 31, 2010.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$21.1	2011	3.65%	0.92%

10.6	2011	2.635%	0.46%

$31.7

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

The Company’s investment in overnight money market institutional funds, which amounted to $152.7 and $154.1 at March 31, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $1.2 in other long-term liabilities in the consolidated balance sheet at each of March 31, 2010 and December 31, 2009.  The Company used third parties to value each of the interest rate swap agreements at March 31, 2010 and December 31, 2009, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

401(k) and Other Post-Retirement Benefits

The Company has a Profit Sharing and 401(k) Plan (the “Plan”) for its employees in the U.S., which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of the Internal Revenue Code and permits the employer to provide discretionary contributions.  All full-time U.S. employees are eligible to participate in the Plan at the beginning of the month following three months of service.  Eligible employees may make contributions subject to the limitations defined by the Internal Revenue Code.  The Company matches 50% of a U.S. employee’s contributions, up to the amount set forth in the Plan.  Matched amounts vest based upon an employee’s length of service.  The Company’s subsidiaries in the U.K. have a different plan under which contributions are made up to a maximum of 8% when U.K. employee contributions reach 5% of salary.  Under the U.K. plan, contributions are made at two levels.  When a U.K. employee contributes 3% or more but less than 5% of their salary to the plan, the Company’s contribution is fixed at 5% of the salary.  When a U.K. employee contributes over 5% of their salary to the plan, the Company’s contribution is fixed at 8% of the salary (regardless of the percentage of the contribution in excess of 5%).

The Company contributed $0.5 for each of the three months ended March 31, 2010 and 2009, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2009 to conform to the classifications used for the three months ended March 31, 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

 In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the three months ended March 31, 2010 and 2009.

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

In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate.  ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160.  The adoption of ASU No. 2010-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3: CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which are classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to twenty years.  The effect of this change was not material.  Effective October 1, 2009, the Company changed the estimated useful lives for certain HVAC and power equipment from 20 years to 12 to 15 years and certain components of infrastructure (risers) from 20 years to 5 years.  Effective January 1, 2010, the Company changed the estimated useful lives for its IP equipment from 7 years to 5 years.  Additionally, the Company changed the estimated useful lives for certain capitalized labor from 20 years to 7 years.  The effect of these changes on the Company’s future operating results will not be material.

NOTE 4:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24.0, which was advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.22875% at March 31, 2010).  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds of $24.0, before the deduction of debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest, plus the margin (8.25% at February 29, 2008) and converted to LIBOR, plus 3.25% per annum (6.26%) on March 5, 2008.

In addition, the Company’s ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants limit annual capital expenditures in 2008, 2009 and 2010, provide that the Company’s net total funded debt ratio cannot at any time exceed a specified amount and require that the Company maintain a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibits the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.0.  The Company is in compliance with all of its debt covenants as of March 31, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90.0 effective October 1, 2008.  In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  The availability under the Revolver increased to $27.0, the Term Loan increased to $36.0 and the available Delayed Draw Term Loan increased to $27.0.  The additional amount of the Term Loan of $12.0 was advanced on October 1, 2008.

The Term Loan provides for monthly payments of interest and quarterly installments of principal of $1.08, which commenced June 30, 2009, increasing to $1.44 on June 30, 2012 with the balance of $18.72, plus accrued unpaid interest, due on February 28, 2013.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24.0 (original principal) Term Loan outstanding for three years at 3.65%, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008 upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On November 14, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the additional $12.0 (original principal) under the Term Loan borrowed on October 1, 2008 for three years at 2.635% per annum, plus the applicable margin of 3.00%.

On June 29, 2009, the Company and the Lenders entered into an amendment to the Credit Agreement (“Amendment No. 2 to Credit Agreement”), which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and provided for the reduction of these commitments by $0.81 on each of June 30, 2009, September 30, 2009 and December 31, 2009.  In addition, the Company’s obligation to maintain a minimum balance of $20.0 in cash deposits at all times was eliminated.

On December 31, 2009, the Company borrowed $24.57 under the Delayed Draw Term Loan.  The borrowings under the Delayed Draw Term Loan bear interest at 30 day LIBOR (0.22875% at March 31, 2010) plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provides for monthly payments of interest and, beginning March 31, 2010, quarterly payments of principal of $0.81 increasing to $1.08 starting on June 30, 2012 with the balance of $14.04 plus accrued interest due on February 28, 2013.

On March 4, 2010, the Company and the Lenders entered into an amendment to the Credit Agreement to clarify the principal repayment schedule for the Delayed Draw Term Loan.

The Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended until May 1, 2011.  At March 31, 2010, the Company had $26.0 available under the Revolver.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for (benefit from) income taxes for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Federal	$8.0	$(5.3)
State	1.3	0.2
Foreign	0.3	—
Total provision for (benefit from) income taxes	$9.6	$(5.1)

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings.  The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur.  In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

For the three months ended March 31, 2010 and 2009, the effective income tax rates were 41.4% and (22.9)%, respectively.

The Company believes it is more likely than not that it will utilize these assets to reduce or eliminate tax payments in future periods.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

NOTE 6:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 24,944,514 and 22,922,284 for the three months ended March 31, 2010 and 2009, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,218,755 and 24,613,712 for the three months ended March 31, 2010 and 2009, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended March 31, 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the three months ended March 31, 2009, potentially dilutive securities to acquire 98,050 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 7:   STOCK-BASED COMPENSATION

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

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who are selected to participate.  At March 31, 2010, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 746,410 shares had been issued pursuant to options exercised to purchase common shares, 179,992 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 34,078 common shares were cancelled.

As of March 31, 2010, 2,000 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 307,862 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 8,000 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 640,372 were reserved pursuant to outstanding restricted stock units and 541,766 common shares were reserved for future grants.

Stock Options

There were no options to purchase shares of common stock granted during the three months ended March 31, 2010 and 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.1 for the three months ended March 31, 2009 with respect to stock options granted, which did not have a measurable effect on net income for the three months ended March 31, 2009.  The Company did not recognize stock-based compensation expense for the three months ended March 31, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

The Company did not award any restricted stock units during the three months ended March 31, 2010 and 2009.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $2.1 and $2.8 for the three months ended March 31, 2010 and 2009, respectively, which had the effect of decreasing net income by $0.05 per basic and diluted common share for the three months ended March 31, 2010 and by $0.13 per basic common share and by $0.12 per diluted common share for the three months ended March 31, 2009.  Additionally, during the three months ended March 31, 2010, the Company delivered 14,000 shares of common stock to its Chief Executive Officer, William LaPerch, pursuant to vested performance-based restricted stock units granted to him in September 2008.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, the Company purchased an aggregate of 5,459 shares of common stock from Mr. LaPerch at $54.73 per share, the closing price of the Company’s common stock on the date of delivery, in order to satisfy minimum tax withholding obligations.

NOTE 8:   SHAREHOLDERS’ EQUITY

Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 and subsequently amended as of January 26, 2010 (as amended, the “Amended and Restated Rights Agreement”).  The Rights (as defined below) under the Amended and Restated Rights Agreement will expire on August 3, 2010 if the Amended and Restated Rights Agreement is not ratified by the Company’s stockholders by such date and, if ratified, will continue to remain in effect until August 7, 2012 unless sooner terminated by the Company’s Board of Directors.  The following description of the Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009, and the Amendment to Amended and Restated Rights Agreement, dated as of January 26, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

The Rights are not exercisable until the Distribution Date.  Each Right, upon becoming exercisable, will entitle the holder to purchase from the Company a specified fraction of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) at the then effective purchase price.  The Rights will expire on August 7, 2012, unless earlier redeemed or exchanged, subject to shareholder ratification by August 3, 2010.

The number of outstanding Rights and the number of Preferred Shares issuable upon exercise of the Rights are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.  The purchase price payable and the number of preferred shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Amended and Restated Rights Agreement.  As a result of the Company’s stock split discussed below, appropriate adjustments under the Amended and Restated Rights Agreement have been made.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will have the right to receive upon exercise, in lieu of Preferred Shares, that number of Common Shares having a market value of two times the then effective exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue preferred shares, cash, debt, stock or a combination thereof in exchange for the Rights).

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, in lieu of Preferred Shares, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the then effective exercise price per Right.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Shares, the Company may exchange the Rights (other than Rights owned by such Acquiring Person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

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

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information in all periods presented, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the 2003 Plan and the 2008 Plan, weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted to reflect the two-for-one stock split.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 9:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss.

Global Voice Networks Limited (“GVN”)

 AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8, $8.5 and $0.7 was paid in 2007, 2008 and 2009, respectively, and $0.6 was included in accrued expenses at December 31, 2009.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had a remaining balance of $0.4 for this loss on litigation included in accrued expenses at March 31, 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In July 2008, the Company and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement with SBC was terminated and the Company and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by the Company as revenue, which aggregated $3.5 at July 10, 2008 ($3.2 at December 31, 2007), was recorded as contract termination revenue for the year ended December 31, 2008.

SEC Investigation

The SEC initiated a formal investigation of MFN (the pre-bankruptcy emergence predecessor to the Company) in June 2002.  On December 15, 2006, the Company received a “Wells” notice from the SEC staff in connection with such investigation indicating that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company alleging that the Company violated various provisions of the federal securities laws.  In response to the Wells notice, the Company provided the SEC with a written submission setting forth reasons why the Company believed that a civil injunctive action should not be authorized by the SEC.  On March 19, 2007, the Company received a notice from the SEC staff stating that the investigation of MFN has been terminated and that no enforcement action has been recommended to the SEC.  Such notice was provided to the Company under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter.  All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the SEC.”

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

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended March 31, 2010 and 2009.  No amounts were outstanding at each of March 31, 2010 and December 31, 2009.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased $0.03 in services in 2009 and $0.13 in services in 2008 from such construction firm.  All activity between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended March 31,
	2010	2009
Revenue
United States	$88.4	$78.6
United Kingdom	10.1	7.6
Eliminations	(1.3)	(0.8)
Consolidated Worldwide	$97.2	$85.4

	As of
	March 31, 2010	December 31, 2009
Long-lived assets
United States	$450.2	$440.8
United Kingdom	26.7	28.3
Other	—	—
Consolidated Worldwide	$476.9	$469.1

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 12: OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three Months Ended March 31,
	2010	2009
Gain on settlement or reversal of liabilities	$0.4	$0.7
Loss on foreign currency	(1.1)	(0.6)
Gain (loss) on disposition of property and equipment	0.1	(0.2)
Total	$(0.6)	$(0.1)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (“IP”) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate.  In addition, we also provide dark fiber services to selected customers.  Unlike competitive local exchange carriers (“CLECs”), we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.  We also resell equipment and provide certain other services to customers, which are sold at our cost plus a margin.

Metro networks.  We are a facilities-based provider that operates fiber-optic networks in 15 major markets in the U.S. and one in the U.K. (London).  We refer to these networks as our metro networks.  These metro networks have significant reach and breadth.  They consist of over 1.9 million fiber miles across over 5,400 cable route miles in the U.S. and in London.  In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles.

Long haul network.  Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning over 11,000 cable route miles that connects each of our 15 U.S. metro networks.  We run advanced dense wavelength-division multiplexing (“DWDM”) equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We are also members of the Japan-US Cable Network (“JUS”) and Trans-Atlantic undersea telecommunications consortia (“TAT-14”) that provide connectivity between the U.S. and Japan and the U.S. and Europe, respectively.  We refer to this network as our long haul network.

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

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 1.9 million fiber miles and over 5,400 cable route miles.  The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,600 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

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

On-Net Buildings

Our metro networks connect to over 2,300 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,200 route miles and approximately 140,000 fiber miles (which are part of the 1.9 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 1,800 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission critical for our customers.

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

Services

  Initially, our primary business was to lease dark fiber to telecommunications carriers, enterprises, Internet and web-centric businesses and other customers that wanted to operate their own networks, often under long term agreements.  Since 2003, we have shifted the focus of our business by leveraging our extensive fiber footprint and deploying capital to extend our fiber footprint to customers with high-bandwidth requirements within and between our metro markets.  This transformation has allowed us to serve a much larger marketplace with differentiated services principally provided over our dedicated fiber.  Unlike CLECs, we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.

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

Sales and Marketing

Our sales force is based across most of our current 15 U.S. metro markets and London.  Our U.S. sales force is comprised of approximately 80 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements.  This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

Our sales strategy includes:

•	Positioning ourselves as a premier provider of private fiber optic transport solutions and Internet connectivity services.
•	Focusing on Fortune 1000 enterprises as well as content rich data companies (i.e. media, health care and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization. Below is a description of these components. We are reporting operating income for the three months ended March 31, 2010 and 2009, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 656 as of March 31, 2010, 579 of which were employed in the U.S., 75 in the U.K., one in the Netherlands and one in Japan.

First Quarter 2010 Highlights

Our consolidated revenue increased by $11.8 million, or 13.8%, from $85.4 million for the three months ended March 31, 2009 to $97.2 million for the three months ended March 31, 2010, due principally to a $5.6 million increase in our domestic metro services. Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $2.9 million and $2.4 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other revenue (which includes contract termination revenue) was $1.5 million for the three months ended March 31, 2010, compared to $2.8 million for the three months ended March 31, 2009. Revenue from our foreign operations, primarily in the U.K., increased by $2.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

For the three months ended March 31, 2010, we generated operating income of $25.0 million, compared to operating income of $23.4 million for the three months ended March 31, 2009 and net income of $13.6 million for the three months ended March 31, 2010, compared to $27.4 million for the three months ended March 31, 2009. At March 31, 2010, we had $166.7 million of unrestricted cash, compared to $165.3 million of unrestricted cash at December 31, 2009, an increase in liquidity of $1.4 million. The increase in cash at March 31, 2010 was primarily attributable to cash generated by operating activities of $30.0 million and cash provided by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $1.3 million, offset by cash used to purchase property and equipment of $27.4 million. See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

In the first quarter of 2010, our cash flow generated by operating activities increased as a result of the improvement in operating results described above. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2011. See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Outlook

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries, benefits and stock-based compensation expense for employees not directly attributable to the operation of our networks; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) certain taxes (other than income taxes), including property taxes and trust fund-related taxes not passed through to customers; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred. Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. During the three months ended March 31, 2010 and 2009, we included the receipts of bankruptcy claim settlements from former customers as contract termination revenue. Contract termination revenue is reported together with other service revenue, and amounted to $1.0 million and $1.9 million in the three months ended March 31, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date. Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets. At March 31, 2010 and December 31, 2009, we had $32.9 million and $26.9 million, respectively, of construction in progress. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects. These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations. The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $3.0 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. We capitalized relocation costs amounting to $0.2 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.02 million and $0.10 million ($0.01 million and $0.07 million on a net book value basis) for each of the three months ended March 31, 2010 and 2009, respectively. To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized. Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three months ended March 31, 2010 and 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets. We consider various factors to determine if an impairment test is necessary. The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning. Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations. We also consider the removal of assets from the network as a triggering event for performing an impairment test. Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it. We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008. With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 million for the year ended December 31, 2009. The Company also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party. See Note 3, “Change in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no provisions for impairment recorded in the three months ended March 31, 2010 and 2009.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $7.2 million each at March 31, 2010 and December 31, 2009, respectively, of which $3.8 million was included in “Accrued expenses,” and $3.4 million was included in “Other long-term liabilities” at such dates. Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.08 million for the three months ended March 31, 2010 and 2009, respectively.

Derivative Financial Instruments

We utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk. We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 million (original principal) portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) portion of the Term Loan provided by SunTrust Bank. See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815). FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. By policy, we have not historically entered into derivatives for trading purposes or for speculation. Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective. Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss. Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges, if any, is recognized in current period earnings. The unrealized net loss recorded in accumulated other comprehensive loss at each of March 31, 2010 and December 31, 2009 was $1.2 million for the interest rate swaps. The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded in our consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815. At each of March 31, 2010 and December 31, 2009, our consolidated balance sheet included net interest rate swap derivative liabilities of $1.2 million.

Derivatives recorded at fair value in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	March 31, 2010	December 31, 2009
Interest rate swap agreements (*)	$1.2	$1.2

Total derivatives designated as hedging instruments	$1.2	$1.2

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of March 31, 2010.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$21.1	2011	3.65%	0.92%

10.6	2011	2.635%	0.46%

$31.7

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

Our investment in overnight money market institutional funds, which amounted to $152.7 million and $154.1 million at March 31, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk. We recorded the mark-to-market value of the interest rate swap contracts of $1.2 million in other long-term liabilities in the consolidated balance sheet at each of March 31, 2010 and December 31, 2009. We used third parties to value each of the interest rate swap agreements at March 31, 2010 and December 31, 2009, as well as our own market analysis to determine fair value. The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income. Our foreign exchange transaction gains (losses) are generally included in “other expense, net” in the consolidated statements of operations.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax position. We believe that our tax return positions are appropriate and supportable under appropriate tax law. We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2010 and 2009.

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

Stock-Based Compensation

On September 8, 2003, we adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. See Note 7, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a description of our stock-based compensation programs, see Note 7, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

There were no options to purchase shares of common stock granted during the three months ended March 31, 2010 and 2009.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended March 31,
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$97.2	$85.4	$11.8	13.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	33.1	29.4	3.7	12.6%
Selling, general and administrative expenses	23.6	20.7	2.9	14.0%
Depreciation and amortization	15.5	11.9	3.6	30.3%
Operating income	25.0	23.4	1.6	6.8%
Other income (expense):
Interest income	—	0.2	(0.2)	(100.0	) %
Interest expense	(1.2)	(1.2)	—	—
Other expense, net	(0.6)	(0.1)	0.5	NM
Income from continuing operations, before income taxes	23.2	22.3	0.9	4.0%
Provision for (benefit from) income taxes	9.6	(5.1)	14.7	NM
Net income	$13.6	$27.4	$(13.8)	(50.4	) %

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended March 31, 2010 was $13.6 million, compared to $27.4 million for the three months ended March 31, 2009, a decrease of $13.8 million.  The reasons for the decrease in net income were the change from a net benefit from income taxes of $5.1 million to a provision for income taxes of $9.6 million totaling $14.7 million, an increase in costs of revenue of $3.7 million, an increase in selling, general and administrative expenses of $2.9 million, an increase in depreciation and amortization of $3.6 million, a decrease in interest income of $0.2 million and a change (increase) in other expense, net, of $0.5 million, which was partially offset by an increase in revenue of $11.8 million.  These changes are discussed more fully below.

Revenue. Consolidated revenue was $97.2 million for the three months ended March 31, 2010, compared to $85.4 million for the three months ended March 31, 2009, an increase of $11.8 million, or 13.8%. Revenue from our U.S. operations increased by $9.6 million, or 12.2%, from $78.5 million for the three months ended March 31, 2009 to $88.1 million for the three months ended March 31, 2010. The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services. This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases. U.S. revenue from metro services increased by $5.6 million, or 26.2%, from $21.4 million for the three months ended March 31, 2009 to $27.0 million for the three months ended March 31, 2010, U.S. revenue from fiber infrastructure services increased by $2.9 million, or 7.6%, from $38.3 million for the three months ended March 31, 2009 to $41.2 million for the three months ended March 31, 2010 and U.S. revenue from WAN services increased by $2.4 million, or 15.0%, from $16.0 million for the three months ended March 31, 2009 to $18.4 million for the three months ended March 31, 2010. These increases were partially offset by a reduction in other revenue, which includes contract termination revenue, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Revenue from our foreign operations, primarily in the U.K., increased by $2.2 million, or 31.9%, from $6.9 million for the three months ended March 31, 2009 to $9.1 million for the three months ended March 31, 2010.  The primary reasons for this increase was due to an increase in revenue volume at the local currency level and an 8.6% increase in the translation rate due to the strengthening of the British pound to the U.S. dollar in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Costs of revenue. Consolidated costs of revenue for the three months ended March 31, 2010 was $33.1 million, compared to $29.4 million for the three months ended March 31, 2009, an increase of $3.7 million, or 12.6%. Consolidated costs of revenue as a percentage of revenue was 34.1% for the three months ended March 31, 2010, compared to 34.4% for the three months ended March 31, 2009, resulting in consolidated gross profit margin of 65.9% and 65.6% for the three months ended March 31, 2010 and 2009, respectively. The costs of revenue for our U.S. operations was $29.9 million and $27.2 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $2.7 million, or 9.9%. The increase in the domestic costs of revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was attributable principally to (i) an increase of $1.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $0.6 million for expenses associated with third party network costs; (iii) an increase of $0.4 million in long haul expenses from 2009 levels; and (iv) an increase of $0.2 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue). The costs of revenue for our foreign operations was $3.2 million for the three months ended March 31, 2010, compared to $2.2 million for the three months ended March 31, 2009, an increase of $1.0 million, or 45.5%. This increase was due primarily to increases in third party network costs, co-location expenses, leased fiber costs and repairs and maintenance charges, which were needed to support the increases in our current and future operations combined with the increase in the translation rate during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Selling, General and Administrative Expenses (“SG&A”). Consolidated SG&A for the three months ended March 31, 2010 was $23.6 million, compared to $20.7 million for the three months ended March 31, 2009, an increase of $2.9 million, or 14.0%. SG&A as a percentage of revenue was 24.3% for the three months ended March 31, 2010, compared to 24.2% for the three months ended March 31, 2009. In the U.S., SG&A was $21.1 million for the three months ended March 31, 2010, compared to $18.4 million for the three months ended March 31, 2009, an increase of $2.7 million, or 14.7%. SG&A for our U.S. operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 increased primarily due to a $2.2 million increase in domestic payroll and payroll-related expenses from $10.0 million for the three months ended March 31, 2009 to $12.2 million for the three months ended March 31, 2010, which is attributable to an increase in headcount and an increase in sales commissions including a sales incentive program in the 2010 period. In addition, transaction-based taxes increased by $0.4 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. SG&A from our foreign operations was $2.5 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009, an increase of $0.2 million, or 8.7%. Increases in payroll-related expenses and the year over year increase in the translation rate were the reasons for the increases.

Depreciation and amortization. Consolidated depreciation and amortization was $15.5 million for the three months ended March 31, 2010, compared to $11.9 million for the three months ended March 31, 2009, an increase of $3.6 million, or 30.3%. Consolidated depreciation and amortization as a percentage of revenue was 15.9% for the three months ended March 31, 2010, compared to 13.9% for the three months ended March 31, 2009. This increase was primarily attributable to (i) additions of property and equipment for the three months ended March 31, 2010 and the full period effect of depreciation on property and equipment acquired during 2009; and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010.

Interest income. Interest income, substantially all of which was earned in the U.S., decreased by $0.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to the decrease in short-term interest rates during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, partially offset by an increase in average balances available for investment.

 Interest expense. Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations. Interest expense was $1.2 million for each of the three month periods ended March 31, 2010 and 2009.

Other expense, net. Other expense, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective. Consolidated other expense, net was a net expense of $0.6 million for the three months ended March 31, 2010, compared to a net expense of $0.1 million for the three months ended March 31, 2009, a change of $0.5 million. In the U.S., other income, net was $0.5 million for the three months ended March 31, 2010, compared to other income, net of $0.6 million for the three months ended March 31, 2009, a decrease of $0.1 million. For our foreign operations, other expense, net was a net expense of $1.1 million for the three months ended March 31, 2010, compared to a net expense of $0.7 million for the three months ended March 31, 2009, a change of $0.4 million. For the three months ended March 31, 2010, consolidated other expense, net was comprised of a net loss on foreign currency of $1.1 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.4 million and a net gain on the sale or disposition of property and equipment of $0.1 million. For the three months ended March 31, 2009, consolidated other expense, net was comprised of a net loss on foreign currency of $0.6 million and a net loss on the sale or disposition of property and equipment of $0.2 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.7 million

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $9.6 million for the three months ended March 31, 2010, compared to a net benefit from income taxes of $5.1 million for the three months ended March 31, 2009. The provision for income taxes for the three months ended March 31, 2010 was calculated at our effective tax rate based upon our pre-tax book income adjusted for permanent differences in both the U.S. and the U.K. totaling $9.5 million, plus a provision for certain capital-based state taxes of $0.1 million. The benefit recorded for the three months ended March 31, 2009 was based upon the anticipated 2009 loss for federal income tax purposes. In addition, this benefit represents the receivable established for the refunds of federal income tax payments paid with respect to the tax filings for the years ended December 31, 2007 and 2008 and the reversal of the federal income taxes accrued at December 31, 2008, net of the provision for alternative minimum taxes and certain capital-based state taxes.

Liquidity and Capital Resources

We had working capital of $103.8 million at March 31, 2010, compared to a working capital of $88.6 million at December 31, 2009, an increase of $15.2 million. This increase was primarily attributable to an increase in unrestricted cash of $1.4 million from $165.3 million at December 31, 2009 to $166.7 at March 31, 2010, a decrease in accrued expenses of $7.7 million and a decrease in accounts payable of $4.1 million. The increase in unrestricted cash at March 31, 2010 was primarily attributable to cash provided by operating activities of $30.0 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $1.3 million, partially offset by the use of cash to purchase property and equipment of $27.4 million and the scheduled debt payment of $1.9 million.

Net cash provided by operating activities was $30.0 million during the three months ended March 31, 2010, compared to $35.8 million during the three months ended March 31, 2009, a decrease of $5.8 million. Net cash provided by operating activities during the three months ended March 31, 2010 represents net income plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $15.5 million, the change in deferred tax assets of $9.5 million, stock-based compensation expense of $2.1 million plus the changes in working capital components. Net cash provided by operating activities during the three months ended March 31, 2009 represents net income plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $11.9 million and stock-based compensation expense of $2.9 million plus the changes in working capital components. The year over year decrease in net cash provided by operating activities is due to the decrease in net income adjusted for non-cash activities and the difference in the changes in working capital components, the most significant one of which was deferred revenue, a significant source of cash from operating activities in the 2009 period.

Net cash used in investing activities was $27.2 million during the three months ended March 31, 2010, compared to $21.2 million during the three months ended March 31, 2009, an increase of $6.0 million. Net cash used in investing activities during the three months ended March 31, 2010 was attributable to the purchases of property and equipment of $27.4 million, offset by the proceeds generated from sales of property and equipment of $0.2 million. Net cash used in investing activities during the three months ended March 31, 2009 was attributable to the purchases of property and equipment of $21.2 million.

Net cash used in financing activities was $0.9 million during the three months ended March 31, 2010, which is comprised of the principal payment under the Secured Credit Facility of $1.9 million and the purchase of treasury stock of $0.3 million, offset by the proceeds from the exercise of warrants of $1.2 million and the proceeds from the exercise of options to purchase shares of common stock of $0.1 million. Net cash used in financing activities was $0.3 million during the three months ended March 31, 2009, which is comprised of the purchase of treasury stock of $0.1 million and the principal payment on our capital lease obligation of $0.2 million.

During the three months ended March 31, 2010, we generated cash from operating activities that was sufficient to fund our operating expenses and expenditures for property and equipment of $27.4 million. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to fund a portion of our future capital projects for both our existing business and growth with our net cash from operations.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the Secured Credit Facility comprised of: (i) an $18.0 million Revolver; (ii) a $24.0 million Term Loan: and (iii) an $18.0 million Delayed Draw Term Loan. The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation. The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013). The Secured Credit Facility is secured by substantially all of our domestic assets. We paid $0.9 million for upfront fees to the lenders and $0.3 million to our financial advisors that assisted us in obtaining the Secured Credit Facility. Our ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. Among other things, these covenants limit annual capital expenditures in 2008, 2009 and 2010, provide that our net total funded debt ratio cannot at any time exceed a specified amount and require that we maintain a minimum consolidated fixed charges coverage ratio, and originally required that we maintain a minimum of $20.0 million in cash deposits at all times (which minimum cash deposit requirement has been removed). In addition, the Secured Credit Facility prohibits us from paying dividends (other than in our own shares or other equity securities) and from making certain other payments, including payments to acquire our equity securities other than under specified circumstances, which include the repurchase of our equity securities from employees and directors in an aggregate amount not to exceed $15.0 million. On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90.0 million effective October 1, 2008. In connection with the joinder agreement, we paid a $0.45 million fee at closing and an aggregate of $0.25 million of advisory fees. The availability under the Revolver increased to $27.0 million, the Term Loan increased to $36.0 million and the available Delayed Draw Term Loan increased to $27.0 million. Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and subsequently extended to December 31, 2009. On December 31, 2009, we borrowed $24.57 million under the Delayed Draw Term Loan. We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the $24.0 million Term Loan and the $12.0 million Term Loan. We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.22875% at March 31, 2010).  At March 31, 2010, we had $26.0 million available under the Revolver. We believe that our existing cash, cash from operating activities and funds available under our Secured Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2011.

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

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$88.1	$78.5	$9.6	12.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	29.9	27.2	2.7	9.9%
Selling, general and administrative expenses	21.1	18.4	2.7	14.7%
Depreciation and amortization	13.6	10.5	3.1	29.5%
Operating income	23.5	22.4	1.1	4.9%
Other income (expense):
Interest income	—	0.2	(0.2)	(100.0	) %
Interest expense	(1.2)	(1.2)	—	—
Other income, net	0.5	0.6	(0.1)	(16.7	) %
Income before income taxes	22.8	22.0	0.8	3.6%
(Benefit from) provision for income taxes	9.3	(5.1)	14.4	NM
Net income	$13.5	$27.1	$(13.6)	(50.2	) %

United Kingdom and others:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$9.1	$6.9	$2.2	31.9%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.2	2.2	1.0	45.5%
Selling, general and administrative expenses	2.5	2.3	0.2	8.7%
Depreciation and amortization	1.9	1.4	0.5	35.7%
Operating income	1.5	1.0	0.5	50.0%
Other income (expense):
Other expense, net	(1.1)	(0.7)	0.4	57.1%
Income before income taxes	0.4	0.3	0.1	33.3%
Provision for income taxes	0.3	—	0.3	NM
Net income	$0.1	$0.3	$(0.2)	(66.7	) %
NM—not meaningful

The segment results for the three months ended March 31, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During the three months ended March 31, 2010, our foreign activities accounted for 9.4% of consolidated revenue. Due to the strengthening of the British pound compared to the U.S. dollar, the translation rate for the three months ended March 31, 2010 increased 8.6% compared to the translation rate used for the three months ended March 31, 2009. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing would also increase, if not hedged, thereby increasing the costs of our investment strategy.  We have chosen 30 day LIBOR as the interest rate.  On August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $24.0 million borrowed under the Term Loan for three years at 3.65% per annum, plus the applicable margin of 3.00%.  On October 1, 2008, we borrowed an additional $12.0 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12.0 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense with respect to the Term Loans compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates.  Also, in December 2009, we borrowed $24.57 million available under the Delayed Draw Term Loan.  The interest rate was 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  The interest rate at March 31, 2010 was 3.22875% (30 day LIBOR of 0.22875% at March 31, 2010, plus the applicable margin of 3.00%).  We have not entered into a swap arrangement to fix our borrowing costs under the Delayed Draw Term Loan.  Thus, we remain subject to interest fluctuations on the outstanding balance under the Delayed Draw Term Loan ($23.76 million at March 31, 2010), which is currently not hedged.  After the expiration of each interest rate swap, the corresponding Term Loan will bear interest at 30 day LIBOR, plus the applicable margin of 3.00%.

As of March 31, 2010, we had $55.5 million outstanding under the Secured Credit Facility. Additionally, we had a $1.7 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation

During 2009, management remediated the material weaknesses in our entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes. The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008. The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis through December 31, 2009. During the years ended December 31, 2009 and 2008, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system. Management also completed re-engineering efforts and is re-aligning departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory. The Company continues to evaluate methods to integrate processes and systems for better information flow.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 9, “Litigation,” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase

In March 2010, we delivered 14,000 shares of common stock to our Chief Executive Officer, William LaPerch, representing the vested shares underlying restricted stock units granted to him in September 2008. In accordance with the terms of Mr. LaPerch’s stock unit agreement, we purchased an aggregate of 5,459 shares of common stock from Mr. LaPerch at $54.73 per share, the closing price on the New York Stock Exchange of our common stock on the date of our repurchase, in order to provide him with funds sufficient to satisfy minimum tax withholding obligations.  The aggregate value of the shares purchased by us of $0.3 million was charged to treasury stock.  Below is a summary of this repurchase.

Period	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
March 1 to 31, 2010	5,459	$54.73	0	0

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Amendment No. 3, dated as of March 4, 2010, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008.

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

ABOVENET, INC.

Date: May 7, 2010	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Amendment No. 3, dated as of March 4, 2010, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008.

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