Form 10-Q
period 2010-06-30
ABOVENET INC
filed 2010-08-09
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 2, 2010, was 25,170,404.

Table of Contents

ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited)
	Three and Six month periods ended June 30, 2010 and 2009	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Six month period ended June 30, 2010	3

	Consolidated Statements of Cash Flows (Unaudited)
	Six month periods ended June 30, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and Six month periods ended June 30, 2010 and 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	62

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 6.	Exhibits	64

Signatures		65

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$173.0	$165.3
Restricted cash and cash equivalents	3.7	3.7
Accounts receivable, net of allowances of $1.6 and $2.0 at June 30, 2010 and December 31, 2009, respectively	19.6	20.1
Prepaid costs and other current assets	18.8	13.5
Total current assets	215.1	202.6

Property and equipment, net of accumulated depreciation and amortization of $263.9 and $236.5 at June 30, 2010 and December 31, 2009, respectively	491.5	469.1
Deferred tax assets	162.4	183.0
Other assets	9.6	7.3
Total assets	$878.6	$862.0

LIABILITIES:
Current liabilities:
Accounts payable	$6.1	$10.7
Accrued expenses	64.6	68.4
Deferred revenue - current portion	24.1	27.3
Note payable - current portion	7.6	7.6
Total current liabilities	102.4	114.0

Note payable	46.0	49.7
Deferred revenue	90.3	93.8
Other long-term liabilities	10.5	10.3
Total liabilities	249.2	267.8

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 25,754,019 issued and 25,165,638 outstanding at June 30, 2010 and 30,000,000 shares authorized, $0.01 par value, 25,271,788 issued and 24,750,560 outstanding at December 31, 2009	0.3	0.3
Additional paid-in capital	318.0	308.2
Treasury stock at cost, 588,381 and 521,228 shares at June 30, 2010 and December 31, 2009, respectively	(20.9)	(16.7)
Accumulated other comprehensive loss	(9.3)	(9.0)
Retained earnings	341.3	311.4
Total shareholders’ equity	629.4	594.2
Total liabilities and shareholders’ equity	$878.6	$862.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$100.7	$88.0	$197.9	$173.4

Costs of revenue (excluding depreciation and amortization, shown separately below)	34.1	32.3	67.2	61.7
Selling, general and administrative expenses	23.0	20.1	46.6	40.8
Depreciation and amortization	15.2	12.3	30.7	24.2

Operating income	28.4	23.3	53.4	46.7

Other income (expense):
Interest income	—	0.1	—	0.3
Interest expense	(1.2)	(1.1)	(2.4)	(2.3)
Other income (expense), net	0.2	2.5	(0.4)	2.4

Income before income taxes	27.4	24.8	50.6	47.1

Provision for (benefit from) income taxes	11.1	0.2	20.7	(4.9)

Net income	$16.3	$24.6	$29.9	$52.0

Income per share, basic:
Basic income per share	$0.64	$1.07	$1.19	$2.26

Weighted average number of common shares	25,145,224	23,026,298	25,045,423	22,974,578

Income per share, diluted:
Diluted income per share	$0.62	$0.97	$1.14	$2.08

Weighted average number of common shares	26,194,883	25,227,006	26,205,457	24,968,436

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2010	25,271,788	$0.3	521,228	$(16.7)	$308.2	$(9.0)	$311.4	$594.2
Issuance of common stock from exercise of warrants	437,634	—	—	—	5.2	—	—	5.2
Issuance of common stock from vested restricted stock	14,000	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	30,597	—	—	—	0.4	—	—	0.4
Purchase of treasury stock	—	—	5,459	(0.3)	—	—	—	(0.3)
Deemed purchase of treasury stock in cashless exercises of stock warrants	—	—	61,694	(3.9)	—	—	—	(3.9)
Foreign currency translation adjustments	—	—	—	—	—	(0.5)	—	(0.5)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.2	—	0.2
Amortization of stock-based compensation expense for restricted stock units	—	—	—	—	4.2	—	—	4.2
Net income	—	—	—	—	—	—	29.9	29.9
Balance at June 30, 2010	25,754,019	$0.3	588,381	$(20.9)	$318.0	$(9.3)	$341.3	$629.4

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$29.9	$52.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30.7	24.2
Provision for equipment impairment	0.2	0.5
Provision for bad debts	0.3	0.2
Non-cash stock-based compensation expense	4.2	5.8
Loss on sale or disposition of property and equipment, net	—	0.9
Change in deferred tax assets	20.5	—
Changes in operating working capital:
Accounts receivable	(0.1)	(0.6)
Prepaid costs and other current assets	(5.2)	(1.2)
Accounts payable	(4.5)	(5.0)
Accrued expenses	(0.3)	(10.6)
Other assets	(2.4)	(1.1)
Deferred revenue and other long-term liabilities	(5.6)	9.4
Net cash provided by operating activities	67.7	74.5
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.2	—
Purchases of property and equipment	(57.5)	(53.5)
Net cash used in investing activities	(57.3)	(53.5)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of warrants	1.4	0.1
Proceeds from exercise of options to purchase shares of common stock	0.4	2.8
Change in restricted cash and cash equivalents	—	(0.2)
Principal payment - note payable	(3.7)	(1.1)
Principal payment - capital lease obligation	—	(0.2)
Purchase of treasury stock	(0.3)	(0.3)
Net cash (used in) provided by financing activities	(2.2)	1.1
Effect of exchange rates on cash	(0.5)	0.8
Net increase in cash and cash equivalents	7.7	22.9
Cash and cash equivalents, beginning of period	165.3	87.1
Cash and cash equivalents, end of period	$173.0	$110.0

Supplemental cash flow information:
Cash paid for interest	$1.5	$1.3
Cash paid for income taxes	$0.3	$2.8

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$3.9	$—
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$3.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$16.3	$24.6	$29.9	$52.0
Foreign currency translation adjustments	(0.3)	—	(0.5)	0.5
Change in fair value of interest rate swap contracts	0.2	0.2	0.2	0.2
Comprehensive income	$16.2	$24.8	$29.6	$52.7

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On September 8, 2003, the Company authorized 10,000,000 shares of preferred stock (with a $0.01 par value) and 30,000,000 shares of common stock (with a $0.01 par value).  On June 24, 2010, the shareholders approved an amendment to the Company’s certificate of incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 200,000,000.  See Note 8, “Shareholders’ Equity - Amendment to the Company’s Amended and Restated Certificate of Incorporation.”

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $0.6 and $0.8 in the three months ended June 30, 2010 and 2009, respectively, and $1.6 and $2.7 in the six months ended June 30, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three and six months ended June 30, 2010 and 2009.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are a part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At June 30, 2010 and December 31, 2009, the Company had $34.9 and $26.9, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary, plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.8 and $2.9 for the three months ended June 30, 2010 and 2009, respectively, and $5.8 and $5.6 for the six months ended June 30, 2010 and 2009, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  The Company capitalized relocation costs amounting to $0.2 and $1.0 for the three months ended June 30, 2010 and 2009, respectively, and $0.4 and $1.7 for the six months ended June 30, 2010 and 2009, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.03 and $0.05 ($0.03 and $0.04 on a net book value basis) for the three and six months ended June 30, 2010, respectively, and, which on an original cost basis, totaled $0.10 and $0.20 ($0.07 and $0.14 on a net book value basis) for the three and six months ended June 30, 2009, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and six months ended June 30, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, its strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 for the year ended December 31, 2009.  The Company also recorded a provision for equipment impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 3, “Change in Estimate.”  The Company provided allowances for impairment of $0.2 and $0.5 in the six months ended June 30, 2010 and 2009, respectively, which were recorded in the three months ended June 30, 2010 and 2009, respectively.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.4 and $7.2 at June 30, 2010 and December 31, 2009, respectively, of which $3.9 and $3.8 were included in “Accrued expenses,” and $3.5 and $3.4 were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.02 for the three months ended June 30, 2010 and 2009, respectively, and $0.14 and $0.10 for the six months ended June 30, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $183.0 during the fourth quarter of 2009.  See Note 5, “Income Taxes,” for a further discussion.

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and six months ended June 30, 2010 and 2009.  The provision for income taxes, income taxes payable and deferred income taxes are provided for in accordance with the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2010 and 2009.

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

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  See Note 7, “Stock-Based Compensation.”

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

There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2010 and 2009.

Restricted Stock Units

Compensation cost for restricted stock unit awards is measured based upon the quoted closing market price for the Company’s stock on the date of grant.  The compensation cost is recognized on a straight-line basis over the vesting period.  See Note 7, “Stock-Based Compensation.”

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expiring September 8, 2010).  The stock warrants are treated as equity upon their exercise based upon the terms of the warrant and cash received.  18,208 and 13,222 seven year stock warrants to purchase shares of common stock were exercised during the three months ended June 30, 2010 and 2009, respectively.  437,634 and 13,622 stock warrants to purchase shares of common stock were exercised during the six months ended June 30, 2010 and 2009, respectively.

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

During the six months ended June 30, 2010, seven year warrants to purchase 323,084 shares of common stock were exercised pursuant to the Net Exercise provisions described above, of which 261,390 shares were issued and 61,694 shares were deemed repurchased.  There were no Net Exercises during the three and six months ended June 30, 2009 or during the three months ended June 30, 2010.  Additionally, seven year warrants to purchase 18,208 and 114,550 shares of common stock were exercised during the three and six months ended June 30, 2010, respectively.  At June 30, 2010, seven year warrants to purchase 420,896 shares of common stock were outstanding.

Derivative Financial Instruments

The Company utilizes derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 (original principal) portion of the Term Loan (as such term is defined in Note 4, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 was $1.0 and $1.2, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At June 30, 2010 and December 31, 2009, the Company’s consolidated balance sheet included net interest rate swap derivative liabilities of $1.0 and $1.2, respectively.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of June 30, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	June 30, 2010	December 31, 2009
Interest rate swap agreements (*)	$1.0	$1.2

Total derivatives designated as hedging instruments	$1.0	$1.2

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of June 30, 2010.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$20.4	August 2011	3.65%	0.83%

10.2	November 2011	2.635%	0.44%

$30.6

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

The Company’s investment in overnight money market institutional funds, which amounted to $158.9 and $154.1 at June 30, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $1.0 and $1.2 in other long-term liabilities in the consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively.  The Company used third parties to value each of the interest rate swap agreements at June 30, 2010 and December 31, 2009, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The Company contributed $0.4 for each of the three months ended June 30, 2010 and 2009 and contributed $0.9 for each of the six months ended June 30, 2010 and 2009, net of forfeitures for its obligations under these plans.

Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), (now known as FASB ASC 605-45).  FASB ASC 605-45 requires that companies disclose their accounting policies regarding the gross or net presentation of certain taxes.  Taxes within the scope of FASB ASC 605-45 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes.  In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed.  The Company adopted EITF No. 06-3 effective January 1, 2007.  The Company records Universal Service Fund (“USF”) contributions relating to certain services it provides on a net basis in accordance with the guidelines of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,”  (also now known as FASB ASC 605-45).  The Company’s policy is to record all such fees, contributions and taxes within the scope of FASB ASC 605-45 on a net basis.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended June 30, 2010 to conform to the classifications used for the three and six months ended June 30, 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

  In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2010 and 2009.

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

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements."  ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance.  The adoption of ASU 2010-09 had no effect on the Company’s financial position, results of operations or cash flows.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades."  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24.0, which was advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.50% per annum or 0.75% per annum, depending on the utilization of the Secured Credit Facility.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.35375% at June 30, 2010).  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds of $24.0, before the deduction of debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest, plus the margin (8.25% at February 29, 2008) and converted to LIBOR, plus 3.25% per annum (6.26%) on March 5, 2008.

In addition, the Company’s ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants imposed limits on annual capital expenditures in 2008, 2009 and 2010, provide that the Company’s net total funded debt ratio cannot at any time exceed a specified amount and require that the Company maintain a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibits the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.0.  The Company was in compliance with all of its debt covenants as of June 30, 2010.

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

On June 29, 2009, the Company and the Lenders entered into an amendment to the Credit Agreement, which extended the availability of the Delayed Draw Term Loan commitments from June 30, 2009 to December 31, 2009, and provided for the reduction of these commitments by $0.81 on each of June 30, 2009, September 30, 2009 and December 31, 2009.  In addition, the Company’s obligation to maintain a minimum balance of $20.0 in cash deposits at all times was eliminated.

On December 31, 2009, the Company borrowed $24.57 under the Delayed Draw Term Loan.  The borrowings under the Delayed Draw Term Loan bear interest at 30 day LIBOR (0.35375% at June 30, 2010) plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provides for monthly payments of interest and quarterly payments of principal of $0.81, which commenced on March 31, 2010, increasing to $1.08 starting on June 30, 2012 with the balance of $14.04, plus accrued interest due on February 28, 2013.

On March 4, 2010, the Company and the Lenders entered into an amendment to the Credit Agreement to clarify the principal repayment schedule for the Delayed Draw Term Loan.

The Term Loan provides for monthly payments of interest and quarterly installments of principal of $1.08, which commenced on June 30, 2009.  The quarterly installment of principal increased to $1.89 beginning March 31, 2010 to take into consideration the Delayed Draw Term Loan repayment schedule.  The aggregate quarterly principal repayment increases to $2.52 on June 30, 2012 with the balance of $32.76, plus accrued unpaid interest, due on February 28, 2013.

The Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended until May 1, 2011.  At June 30, 2010, the Company had $26.0 available under the Revolver.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for (benefit from) income taxes for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal	$9.1	$—	$17.1	$(5.3)
State	1.4	0.2	2.7	0.4
Foreign	0.6	—	0.9	—
Total provision for (benefit from) income taxes	$11.1	$0.2	$20.7	$(4.9)

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings.  The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur.  In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

For the three months ended June 30, 2010 and 2009, the effective income tax rates were 40.6% and 0.8%, respectively. For the six months ended June 30, 2010 and 2009, the effective income tax rates were 40.9% and (10.4)%, respectively.

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

NOTE 6:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income or net loss divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,145,224 and 23,026,298 for the three months ended June 30, 2010 and 2009, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,194,883 and 25,227,006 for the three months ended June 30, 2010 and 2009, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the three months ended June 30, 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the three months ended June 30, 2009, potentially dilutive securities to acquire 13,400 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.  For the six months ended June 30, 2010 and 2009, total weighted average shares utilized in computing basic net income per common share were 25,045,423 and 22,974,578, respectively.  For the six months ended June 30, 2010 and 2009, total weighted average shares utilized in computing diluted net income per common share were 26,205,457 and 24,968,436, respectively.  For the six months ended June 30, 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the six months ended June 30, 2009, potentially dilutive securities to acquire 52,650 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 7:   STOCK-BASED COMPENSATION

 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who are selected to participate.  Under the 2003 Plan, as of June 30, 2010, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 771,223 shares had been issued pursuant to options exercised to purchase common shares, 155,179 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 34,078 common shares were cancelled.  No shares are available for future grants under the 2003 Plan.

Under the 2008 Plan, as of June 30, 2010, 2,000 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 307,862 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 8,000 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 635,372 were reserved pursuant to outstanding restricted stock units and 546,766 common shares were reserved for future grants.

Stock Options

There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2010 and 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.1 for the six months ended June 30, 2009 with respect to stock options granted in prior periods.  The Company did not recognize stock-based compensation expense for the three and six months ended June 30, 2010 and for the three months ended June 30, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

The Company did not award any restricted stock units during the three and six months ended June 30, 2010 and 2009.  The Company recognized non-cash stock-based compensation expense related to restricted stock units granted in prior periods of $2.1 and $2.9 for the three months ended June 30, 2010 and 2009, respectively, which had the effect of decreasing net income by $0.05 per basic and diluted common share for the three months ended June 30, 2010 and by $0.12 per basic common share and by $0.11 per diluted common share for the three months ended June 30, 2009.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $4.2 and $5.7 for the six months ended June 30, 2010 and 2009, respectively, which had the effect of decreasing net income by $0.10 per basic and diluted common share for the six months ended June 30, 2010 and by $0.25 per basic common share and by $0.23 per diluted common share for the six months ended June 30, 2009.  Additionally, during the three months ended March 31, 2010, the Company delivered 14,000 shares of common stock to its Chief Executive Officer, William LaPerch, pursuant to vested performance-based restricted stock units granted to him in September 2008.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, the Company purchased an aggregate of 5,459 shares of common stock from Mr. LaPerch at $54.73 per share, the closing price of the Company’s common stock on the date of delivery, in order to satisfy minimum tax withholding obligations.

NOTE 8:   SHAREHOLDERS’ EQUITY

A. Stock Split

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

B. Amendment to the Company’s Amended and Restated Certificate of Incorporation

On June 24, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of our common stock, par value $0.01 per share, from 30 million to 200 million.  The number of authorized shares of preferred stock remained at 10 million.

The increase in the number of our authorized shares of common stock could have an anti-takeover effect by discouraging or hindering efforts to acquire control of the Company.  The Company would be able to use the additional shares to oppose a hostile takeover attempt or delay or prevent changes in control or management of the Company.  This is not the intent of the Board of Directors in adopting the Amendment, nor has the Amendment been adopted in response to any known threat to acquire control of the Company.

The increase in the authorized shares of common stock became effective upon the filing of the Amendment with the Secretary of State of the State of Delaware on June 24, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

C. Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 and subsequently amended as of January 26, 2010 (as amended, the “Amended and Restated Rights Agreement”).  The Amended and Restated Rights Agreement was ratified by the Company’s stockholders at its annual meeting on June 24, 2010.  As a result, the Rights (as defined below) under the Amended and Restated Rights Agreement will remain in effect until August 7, 2012, unless sooner terminated by the Company’s Board of Directors.  The following description of the Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009, and the Amendment to Amended and Restated Rights Agreement, dated as of January 26, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010.

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

The Rights are not exercisable until the Distribution Date.  Each Right, upon becoming exercisable, will entitle the holder to purchase from the Company a specified fraction of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) at the then effective purchase price.  The Rights will expire on August 7, 2012, unless earlier redeemed or exchanged.

The number of outstanding Rights and the number of Preferred Shares issuable upon exercise of the Rights are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.  The purchase price payable and the number of preferred shares or other securities or other property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Amended and Restated Rights Agreement.  As a result of the Company’s stock split discussed above, appropriate adjustments under the Amended and Restated Rights Agreement have been made.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

D. 2010 Employee Stock Purchase Plan

On June 24, 2010, the Company’s stockholders approved the AboveNet, Inc. 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was adopted by the Board of Directors on April 28, 2010.  The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors.  The aggregate number of shares of common stock that may be issued pursuant to the Stock Purchase Plan is 300,000, subject to increase or decrease by reason of stock splits, reclassifications, stock dividends, and the like.

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 (“Section 16 Officers”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 at fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period (and no more than 100 shares of common stock in the offering period for 2010).  As of July 1, 2010, we had a total of approximately 660 employees who would have been eligible to participate in the Stock Purchase Plan.

Offering Periods; Purchase Price

The Stock Purchase Plan operates by a series of offering periods of approximately 10 months duration commencing on each January 16 and ending on November 15 (except that the offering period in 2010 will be from September 1 to November 15).  The purchases are made for participants at the end of each offering period by applying payroll deductions accumulated over the course of the offering period towards such purchases.  The price at which these purchases will be made will equal 85% of the lesser of the fair market value of the common stock as of the first day of the offering period or the fair market value on the last day of the offering period.

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

Global Voice Networks Limited (“GVN”)

 AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8, $8.5 and $0.7 was paid in 2007, 2008 and 2009, respectively, and $0.6 was included in accrued expenses at December 31, 2009.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had a remaining accrual balance of $0.4 for this loss on litigation included in the Company’s consolidated balance sheet at June 30, 2010.

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

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended June 30, 2010 and 2009, and $0.2 for each of the six months ended June 30, 2010 and 2009.  No amounts were outstanding at each of June 30, 2010 and December 31, 2009.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.03 in 2009 and $0.13 in 2008 from such construction firm.  All activity between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
United States	$92.1	$80.4	$180.5	$159.0
United Kingdom	10.0	8.5	20.1	16.1
Eliminations	(1.3)	(0.9)	(2.6)	(1.7)
Consolidated Worldwide	$100.8	$88.0	$198.0	$173.4

	As of
	June 30, 2010	December 31, 2009
Long-lived assets
United States	$463.7	$440.8
United Kingdom	27.8	28.3
Other	—	—
Consolidated Worldwide	$491.5	$469.1

NOTE 12: OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain on settlement or reversal of liabilities	$—	$—	$0.4	$0.7
Gain on settlement of insurance claim	0.2	—	0.2	—
(Loss) gain on foreign currency	(0.1)	3.2	(1.2)	2.6
Loss on disposition of property and equipment	(0.1)	(0.7)	—	(0.9)
Other	0.2	—	0.2	—
Total	$0.2	$2.5	$(0.4)	$2.4

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

Capital Investments and Network Expansion

The Company, from time to time, commits capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  The Company also commits capital for investments in selected markets and has announced its intention to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  Based upon the Company’s investment plans, its capital expenditures for 2010 are expected to be between $150 and $160, of which $57.5 was spent during the six months ended June 30, 2010.  The Company believes it has sufficient liquidity to fund such investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (“IP”) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet applications, regulatory compliance, disaster recovery and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and operate.  In addition, we also provide dark fiber services to selected customers.  Unlike competitive local exchange carriers (“CLECs”), we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.  We also resell equipment and provide certain other services to customers, which are sold at our cost, plus a margin.

Metro networks.  We are a facilities-based provider that operates fiber-optic networks in 15 markets in the U.S., plus the U.K. (London).  We refer to these networks as our metro networks.  These metro networks have significant reach and breadth.  They consist of over 2.0 million fiber miles across over 6,000 cable route miles in the U.S. and in London.  In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles.  We recently announced plans to open the Denver market by the end of 2010 in conjunction with a customer network build.  We also plan to provide certain services in Paris, Amsterdam and Frankfurt by the end of 2010 through a dense wavelength-division multiplexing (“DWDM”) system operating on a leased fiber network.

Long haul network.  Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning approximately 12,000 cable route miles that connects each of our U.S. metro networks.  We run DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We use capacity on the Japan-US Cable Network (“JUS”) to provide connectivity from the U.S. to Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.  We refer to this network as our long haul network.  We recently connected Miami to the long haul network and our planned Denver metro network is already connected to the long haul network.  We also plan to connect Paris, Amsterdam and Frankfurt to the long haul network through a DWDM system operating on a leased fiber network by the end of 2010.

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

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.0 million fiber miles and over 6,000 cable route miles.  The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,700 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

We also recently announced plans to open our metro network in Denver by the end of 2010.  We also plan to provide certain services in Paris, Amsterdam and Frankfurt by the end of 2010 through a DWDM system operating on a leased fiber network.

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

On-Net Buildings

Our metro networks connect to over 2,400 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,100 route miles and approximately 140,000 fiber miles (which are part of the 2.0 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 1,900 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission-critical for our customers.

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

Long Haul Network

We operate a nationwide long haul network interconnecting each of our metro networks that spans approximately 12,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, our domestic long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.  We recently connected Miami to the long haul network and our planned Denver metro network is already connected to the long haul network.

In addition to our U.S.-based facilities, we are a member of the TAT-14 consortium, which, together with other capacity leased by us on other trans-Atlantic cables, provides us with undersea capacity between the U.S. and Europe.  We are also currently a member of the JUS consortium which provides us with undersea capacity between the U.S. and Japan.  We use leased circuit capacity in continental Europe to provide connectivity to Paris, Amsterdam and Frankfurt.  We plan to replace that circuit capacity with a leased fiber long haul network over which we will operate DWDM equipment by the end of 2010.  We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS.  In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system.  Together, these networks provide us with high-bandwidth capability among our metro networks and certain key markets in Europe and Japan.

IP Network

We operate a global Tier 1 IP network with connectivity in the U.S., Europe and Japan.  In the U.S., most of our metro networks have multiple IP hubs where we can provide Internet connectivity.  We peer and provide connectivity in high-bandwidth data centers and Internet exchange locations, including many of those operated by the major providers, such as Equinix.  We have extended our ability to provide IP connectivity through our metro networks by using our fiber to bring our services to a wider set of customers.  In addition to the U.S., the IP network has a presence in each of Tokyo, London, Paris, Amsterdam and Frankfurt, including the major exchanges in these markets such as LINX, AMS-IX and JPIX.  We recently established an IP presence in Miami and plan to add additional IP locations in London, Paris and Amsterdam by the end of 2010.

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

We have also expanded our WDM solutions in a number of markets through our Core Wave offering, which provides wave services through pre-positioned equipment and allows faster turn up of services and greater flexibility of use.

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

Our long haul services provide inter-city connectivity between our U.S. metro markets at a variety of speeds ranging from 1 Gbps to 10 Gbps on our ultra long haul network.  Our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

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

Sales and Marketing

Our sales force is based across most of our current U.S. metro markets and London.  We also plan to add a sales presence in each of Paris, Amsterdam and Frankfurt.  Our U.S. sales force is comprised of approximately 80 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements.  This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three and six months ended June 30, 2010 and 2009, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

Industry

The demand for high-bandwidth telecommunications services continues to increase.  We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand.  Although the competitive landscape in the telecommunications industry is challenging and constantly shifting, we believe that we are well positioned for continued growth in the future.

Key Performance Indicators

Our senior management reviews a group of financial and non-financial performance metrics in connection with the management of our business.  These metrics facilitate timely and effective communication of results and key decisions, allowing management to react quickly to changing requirements and changes in our key performance indicators.  Some of the key financial indicators we use include cash flow, monthly expense analysis, new customer installations, net new revenue booked, capital committed and expended and net revenue attrition.  We define net revenue attrition as the reduction in monthly recurring revenue (“MRR”) for customers with net decreases in MRR (as a result of terminations, price declines and other decreases, which are offset by any increases) divided by total revenue (excluding contract termination revenue) over a given period.

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 671 as of June 30, 2010, 587 of which were employed in the U.S., 82 in the U.K., one in the Netherlands and one in Japan.

2010 Highlights

Our consolidated revenue increased by $24.5 million, or 14.1%, from $173.4 million for the six months ended June 30, 2009 to $197.9 million for the six months ended June 30, 2010, which included a $10.3 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $5.6 million and $5.7 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Other revenue (which includes contract termination revenue) was $3.9 million for the six months ended June 30, 2010, compared to $4.2 million for the six months ended June 30, 2009.  Revenue from our foreign operations, primarily in the U.K., increased by $3.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

For the six months ended June 30, 2010, we generated operating income of $53.4 million and net income of $29.9 million, compared to operating income of $46.7 million and net income of $52.0 million for the six months ended June 30, 2009.  At June 30, 2010, we had $173.0 million of unrestricted cash, compared to $165.3 million of unrestricted cash at December 31, 2009, an increase in liquidity of $7.7 million.  The increase in unrestricted cash at June 30, 2010 was primarily attributable to cash provided by operating activities of $67.7 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $1.8 million, partially offset by the use of cash to purchase property and equipment of $57.5 million and for the scheduled debt service payments totaling $3.7 million.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further discussion.

For the six months ended June 30, 2010, our cash flow generated by operating activities increased as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through September 30, 2011.  See below in this Item 2 under, “Liquidity and Capital Resources,” for further information relating to the Secured Credit Facility.

Outlook

We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base in 2010.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  Sales orders for the six months ended June 30, 2010 were higher than sales orders for the six months ended June 30, 2009.  While net revenue attrition, as previously defined, for the six months ended June 30, 2010 was in line with net revenue attrition for the six months ended June 30, 2009, we cannot predict our net revenue attrition for the balance of 2010.

In early 2010, we announced a number of growth initiatives, which included expansion of services to several new markets in the U.S. and Europe.  This includes connecting Miami to our long haul network and by the end of 2010, opening the Denver metro market and providing certain metro services over leased fiber in Paris, Amsterdam and Frankfurt.  We have also increased our investments in customer capital (capital spent to fulfill customer service orders) for laterals to customer locations (including both enterprise locations and data centers) and backbone network infrastructure investments in our existing markets in order to extend the reach of our networks and improve services to existing and prospective customers and increase revenue opportunities.  We believe that we have adequate liquidity to make such additional investments.

In the fourth quarter of 2009, we reduced the valuation allowance with respect to certain deferred tax assets.  These deferred tax assets are expected to be used to reduce income tax payments in 2010 and future years.  Provisions for income tax expense in 2010 will be reported based upon pre-tax book income, plus permanent differences at our effective state, federal and foreign income tax rates, as applicable.  These tax provisions have had the effect, and will continue to have the effect, of reducing net income and earnings per share in 2010 and in future periods.

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

A substantial portion of our revenue is derived from multi-year contracts for services we provide.  We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers.  Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages (which decline over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment, plus an acceptable return.  We also derive a portion of our revenues from annual and month-to-month contracts.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A primarily consist of (i) employee-related costs such as salaries and benefits for employees not directly attributable to the operation of our networks, in addition to stock-based compensation expenses and incentive bonus expenses for all employees; (ii) real estate expenses for all administrative sites; (iii) professional, consulting and audit fees; (iv) certain taxes (other than income taxes), including property taxes and trust fund-related taxes not passed through to customers; and (v) regulatory costs, insurance, telecommunications costs, professional fees, and license and maintenance fees for internal software and hardware.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $0.6 million and $0.8 million in the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $2.7 million in the six months ended June 30, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At June 30, 2010 and December 31, 2009, we had $34.9 million and $26.9 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of field engineers and IP engineers and reflects their capitalized salary, plus related benefits, and is based upon an allocation of their time between capitalized and non-capitalized projects.  These individuals’ salaries are considered to be costs directly associated with the construction of certain infrastructure and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.8 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs.  We capitalized relocation costs amounting to $0.2 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.03 million and $0.05 million ($0.03 million and $0.04 million on a net book value basis) for the three and six months ended June 30, 2010, respectively, and, which on an original cost basis, totaled $0.10 million and $0.20 million ($0.07 million and $0.14 million on a net book value basis) for the three and six months ended June 30, 2009, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and six months ended June 30, 2010 and 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2009 and 2008.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of such assets was less than the carrying value and thus recorded a provision for equipment impairment of $0.4 million for the year ended December 31, 2009.  The Company also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 3, “Change in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We provided allowances for impairment of $0.2 million and $0.5 million in the six months ended June 30, 2010 and 2009, respectively, which were recorded in the three months ended June 30, 2010 and 2009, respectively.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.4 million and $7.2 million at June 30, 2010 and December 31, 2009, respectively, of which $3.9 million and $3.8 million, respectively, were included in “Accrued expenses,” and $3.5 million and $3.4 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.02 million for the three months ended June 30, 2010 and 2009, respectively, and $0.14 million, and $0.10 million for the six months ended June 30, 2010 and 2009, respectively.

Derivative Financial Instruments

We utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 million (original principal) portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) portion of the Term Loan provided by SunTrust Bank.  See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 was $1.0 million and $1.2 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At June 30, 2010 and December 31, 2009, our consolidated balance sheet included net interest rate swap derivative liabilities of $1.0 million and $1.2 million, respectively.

Derivatives recorded at fair value in our consolidated balance sheets as of June 30, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	June 30, 2010	December 31, 2009
Interest rate swap agreements (*)	$1.0	$1.2

Total derivatives designated as hedging instruments	$1.0	$1.2

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms. They are both considered to be long-term liabilities for financial statement purposes.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of June 30, 2010.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$20.4	August 2011	3.65%	0.83%

10.2	November 2011	2.635%	0.44%

$30.6

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

Our investment in overnight money market institutional funds, which amounted to $158.9 million and $154.1 million at June 30, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $1.0 million and $1.2 million in other long-term liabilities in the consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively.  We used third parties to value each of the interest rate swap agreements at June 30, 2010 and December 31, 2009, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and six months ended June 30, 2010 and 2009.

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

As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowance had the effect of increasing net income by $183.0 million for the year ended December 31, 2009.  Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. and the U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

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

There were no options to purchase shares of common stock granted during the three and six months ended June 30, 2010 and 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Six Months Ended June 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue	$197.9	$173.4	$24.5	14.1%
Costs of revenue (excluding depreciation and amortization, shown separately below)	67.2	61.7	5.5	8.9%
Selling, general and administrative expenses	46.6	40.8	5.8	14.2%
Depreciation and amortization	30.7	24.2	6.5	26.9%
Operating income	53.4	46.7	6.7	14.3%
Other income (expense):
Interest income	—	0.3	(0.3)	NM
Interest expense	(2.4)	(2.3)	0.1	4.3%
Other (expense) income, net	(0.4)	2.4	(2.8)	(116.7)%
Income before income taxes	50.6	47.1	3.5	7.4%
Provision for (benefit from) income taxes	20.7	(4.9)	25.6	NM
Net income	$29.9	$52.0	$(22.1)	(42.5)%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the six months ended June 30, 2010 was $29.9 million, compared to $52.0 million for the six months ended June 30, 2009, a decrease of $22.1 million.  The primary reasons for the decrease in net income were the change from a net benefit from income taxes of $4.9 million to a provision for income taxes of $20.7 million totaling a change of $25.6 million, an increase in costs of revenue of $5.5 million, an increase in selling, general and administrative expenses of $5.8 million, an increase in depreciation and amortization of $6.5 million and a change (decrease) in other (expense) income, net, of $2.8 million, which were partially offset by an increase in revenue of $24.5 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $197.9 million for the six months ended June 30, 2010, compared to $173.4 million for the six months ended June 30, 2009, an increase of $24.5 million, or 14.1%.  Revenue from our U.S. operations increased by $21.3 million, or 13.4%, from $158.7 million for the six months ended June 30, 2009 to $180.0 million for the six months ended June 30, 2010.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $10.3 million, or 23.1%, from $44.6 million for the six months ended June 30, 2009 to $54.9 million for the six months ended June 30, 2010, U.S. revenue from fiber infrastructure services increased by $5.6 million, or 7.2%, from $77.6 million for the six months ended June 30, 2009 to $83.2 million for the six months ended June 30, 2010 and U.S. revenue from WAN services increased by $5.7 million, or 17.6%, from $32.3 million for the six months ended June 30, 2009 to $38.0 million for the six months ended June 30, 2010.  These increases were partially offset by a decrease of $0.3 million, or 7.1%, in other revenue, which includes domestic contract termination revenue, from $4.2 million for the six months ended June 30, 2009 to $3.9 million for the six months ended June 30, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $3.2 million, or 21.8%, from $14.7 million for the six months ended June 30, 2009 to $17.9 million for the six months ended June 30, 2010.  The primary reason for this increase was due to an increase in revenue at the local currency level due to an increase in provisioning of services.  Also contributing to this increase was $0.2 million of contract termination revenue earned during the six months ended June 30, 2010 and a 2.2% increase in the translation rate due to the strengthening of the British pound to the U.S. dollar in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  There was no contract termination revenue earned in the U.K. during the six months ended June 30, 2009.

Costs of revenue.  Consolidated costs of revenue for the six months ended June 30, 2010 was $67.2 million, compared to $61.7 million for the six months ended June 30, 2009, an increase of $5.5 million, or 8.9%.  Consolidated costs of revenue as a percentage of revenue was 34.0% for the six months ended June 30, 2010, compared to 35.6% for the six months ended June 30, 2009, resulting in consolidated gross profit margin of 66.0% and 64.4% for the six months ended June 30, 2010 and 2009, respectively.  The costs of revenue for our U.S. operations was $61.0 million and $56.5 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $4.5 million, or 8.0%.  The increase in domestic costs of revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was attributable principally to (i) an increase of $2.7 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $0.9 million for expenses associated with third party network costs; (iii) an increase of $0.7 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue); and (iv) an increase of $0.4 million in payroll-related expenses.  These increases were partially offset by the reversal of $0.4 million during the three months ended June 30, 2010 due to previously accrued right-of-way expenses (as a result of negotiations with the relevant jurisdiction).  Additionally, the six month periods ended June 30, 2010 and 2009 include a provision for equipment impairment relating to inventory of $0.2 million and $0.5 million, respectively, which was recorded in the three months ended June 30, 2010 and 2009, respectively.  The costs of revenue for our foreign operations was $6.2 million for the six months ended June 30, 2010, compared to $5.2 million for the six months ended June 30, 2009, an increase of $1.0 million, or 19.2%.  This increase was due primarily to increases in third party network costs, co-location expenses and leased fiber costs, which were needed to support the increases in our current and future operations totaling $1.5 million, partially offset by a one-time benefit of a reduction in certain business tax rates on fiber by the Valuation Office Agency in the U.K., which was effective retroactively back to 2005, reducing amounts paid or accrued by $0.5 million.  In addition, the results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflect a 2.2% increase in the translation rate.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the six months ended June 30, 2010 was $46.6 million, compared to $40.8 million for the six months ended June 30, 2009, an increase of $5.8 million, or 14.2%.  SG&A as a percentage of revenue was 23.5% for each of the six months ended June 30, 2010 and 2009.  In the U.S., SG&A was $41.4 million for the six months ended June 30, 2010, compared to $35.9 million for the six months ended June 30, 2009, an increase of $5.5 million, or 15.3%.  SG&A for our U.S. operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 increased primarily due to (i) an increase of $3.8 million in domestic payroll and payroll-related expenses from $19.9 million for the six months ended June 30, 2009 to $23.7 million for the six months ended June 30, 2010, which is attributable to an increase in annual merit increases for domestic employees effectuated on March 1, 2010, an increase in sales commissions due to an increase in year over year sales and a sales incentive program in effect in the first quarter of 2010; (ii) an increase of $0.8 million for property taxes; (iii) an increase of $0.3 million in occupancy-related expenses; (iv) an increase of $0.2 million in professional fees; and (v) an increase of $1.6 million in other operating expenses, primarily due to increases in computer software and maintenance of $0.6 million, commissions paid to third party sales agents of $0.4 million and training and seminar expenses of $0.2 million.  These increases were partially offset by a reduction of $1.5 million in domestic non-cash stock-based compensation expense from $5.2 million for the six months ended June 30, 2009 to $3.7 million for the six months ended June 30, 2010.  SG&A from our foreign operations was $5.2 million for the six months ended June 30, 2010, compared to $4.9 million for the six months ended June 30, 2009, an increase of $0.3 million, or 6.1%.  Increases in professional fees and the year over year increase in the translation rate were the primary reasons for this increase.

Depreciation and amortization.  Consolidated depreciation and amortization was $30.7 million for the six months ended June 30, 2010, compared to $24.2 million for the six months ended June 30, 2009, an increase of $6.5 million, or 26.9%.  Consolidated depreciation and amortization as a percentage of revenue was 15.5% for the six months ended June 30, 2010, compared to 14.0% for the six months ended June 30, 2009.  The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment for the six months ended June 30, 2010 and the full period effect of depreciation on property and equipment acquired during 2009 and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010, partially offset by the reduction of depreciation with respect to certain assets, which became fully depreciated between the two periods.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased by $0.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  This decrease was primarily due to the decrease in short-term interest rates during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $2.4 million for the six months ended June 30, 2010, compared to $2.3 million for the six months ended June 30, 2009, an increase of $0.1 million, or 4.3%.

Other (expense) income, net. Other (expense) income, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other (expense) income, net was a net expense of $0.4 million for the six months ended June 30, 2010, compared to other income, net of $2.4 million for the six months ended June 30, 2009, a change (decrease) of $2.8 million.  In the U.S., other income, net was $0.7 million for the six months ended June 30, 2010, compared to other income, net of $0.4 million for the six months ended June 30, 2009, an increase of $0.3 million.  For our foreign operations, other (expense) income, net was a net expense of $1.1 million for the six months ended June 30, 2010, compared to other income, net of $2.0 million for the six months ended June 30, 2009, a change (decrease) of $3.1 million.  For the six months ended June 30, 2010, consolidated other expense, net was comprised of a net loss on foreign currency of $1.2 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.4 million, a gain from the settlement of an insurance claim of $0.2 million and other gains of $0.2 million.  For the six months ended June 30, 2009, consolidated other income, net was comprised of a gain on foreign currency of $2.6 million and gains arising from the reversal of certain tax liabilities of $0.7 million, offset by a net loss on the sale or disposition of property and equipment of $0.9 million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $20.7 million for the six months ended June 30, 2010, compared to a benefit from income taxes of $4.9 million for the six months ended June 30, 2009.  The provision for income taxes for the six months ended June 30, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $20.5 million, plus a provision for certain capital-based state taxes of $0.2 million.  Because of the anticipated loss for federal income tax purposes for 2009, we recorded a carryback benefit to 2007 and 2008 and released a portion of the valuation allowance previously established against deferred tax assets in the six months ended June 30, 2009.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended June 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue	$100.7	$88.0	$12.7	14.4%
Costs of revenue (excluding depreciation and amortization, shown separately below)	34.1	32.3	1.8	5.6%
Selling, general and administrative expenses	23.0	20.1	2.9	14.4%
Depreciation and amortization	15.2	12.3	2.9	23.6%
Operating income	28.4	23.3	5.1	21.9%
Other income (expense):
Interest income	—	0.1	(0.1)	NM
Interest expense	(1.2)	(1.1)	0.1	9.1%
Other income, net	0.2	2.5	(2.3)	NM
Income before income taxes	27.4	24.8	2.6	10.5%
Provision for income taxes	11.1	0.2	10.9	NM
Net income	$16.3	$24.6	$(8.3)	(33.7)%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended June 30, 2010 was $16.3 million, compared to $24.6 million for the three months ended June 30, 2009, a decrease of $8.3 million.  The primary reasons for the decrease in net income were the year over year increases in provision for income taxes of $10.9 million, costs of revenue of $1.8 million, selling, general and administrative expenses of $2.9 million and depreciation and amortization of $2.9 million and a change (decrease) in other income, net, of $2.3 million, which were partially offset by an increase in revenue of $12.7 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $100.7 million for the three months ended June 30, 2010, compared to $88.0 million for the three months ended June 30, 2009, an increase of $12.7 million, or 14.4%.  Revenue from our U.S. operations increased by $11.7 million, or 14.6%, from $80.2 million for the three months ended June 30, 2009 to $91.9 million for the three months ended June 30, 2010.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $4.7 million, or 20.3%, from $23.2 million for the three months ended June 30, 2009 to $27.9 million for the three months ended June 30, 2010, U.S. revenue from fiber infrastructure services increased by $2.7 million, or 6.9%, from $39.3 million for the three months ended June 30, 2009 to $42.0 million for the three months ended June 30, 2010 and U.S. revenue from WAN services increased by $3.3 million, or 20.2%, from $16.3 million for the three months ended June 30, 2009 to $19.6 million for the three months ended June 30, 2010.  Other revenue, which includes domestic contract termination revenue, increased from $1.4 million for the three months ended June 30, 2009 to $2.4 million for the three months ended June 30, 2010, primarily due to a $1.2 million increase in equipment sales.  Revenue from our foreign operations, primarily in the U.K., increased by $1.0 million, or 12.8%, from $7.8 million for the three months ended June 30, 2009 to $8.8 million for the three months ended June 30, 2010.  The primary reason for this increase was due to an increase in revenue at the local currency level resulting from higher levels in provisioning of services and $0.2 million of contract termination revenue earned during the three months ended June 30, 2010, which was partially offset by a 3.6% decrease in the translation rate due to the strengthening of the U.S. dollar to the British pound in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  There was no contract termination revenue earned in the U.K. during the three months ended June 30, 2009.

Costs of revenue.  Consolidated costs of revenue for the three months ended June 30, 2010 was $34.1 million, compared to $32.3 million for the three months ended June 30, 2009, an increase of $1.8 million, or 5.6%.  Consolidated costs of revenue as a percentage of revenue was 33.9% for the three months ended June 30, 2010, compared to 36.7% for the three months ended June 30, 2009, resulting in consolidated gross profit margin of 66.1% and 63.3% for the three months ended June 30, 2010 and 2009, respectively.  The costs of revenue for our U.S. operations was $31.1 million and $29.3 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $1.8 million, or 6.1%.  The increase in domestic costs of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was attributable principally to (i) an increase of $1.6 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; and (ii) an increase of $0.5 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue).  These increases were partially offset by the reversal of $0.4 million during the three months ended June 30, 2010 due to previously accrued right-of-way expenses (as a result of negotiations with the relevant jurisdiction).  Additionally, the three month periods ended June 30, 2010 and 2009 each include a provision for equipment impairment relating to inventory of $0.2 million and $0.5 million, respectively.  The costs of revenue for our foreign operations was $3.0 million for each of the three months ended June 30, 2010 and 2009.  There were increases in third party network costs and co-location expenses totaling $0.5 million, offset by a one-time benefit of a reduction in certain business tax rates on fiber by the Valuation Office Agency in the U.K., which was effective retroactively back to 2005, reducing amounts paid or accrued by $0.5 million.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended June 30, 2010 was $23.0 million, compared to $20.1 million for the three months ended June 30, 2009, an increase of $2.9 million, or 14.4%.  SG&A as a percentage of revenue was 22.8% for each of the three months ended June 30, 2010 and 2009.  In the U.S., SG&A was $20.3 million for the three months ended June 30, 2010, compared to $17.5 million for the three months ended June 30, 2009, an increase of $2.8 million, or 16.0%.  SG&A for our U.S. operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 increased primarily due to (i) an increase of $1.6 million in domestic payroll and payroll-related expenses from $9.9 million for the three months ended June 30, 2009 to $11.5 million for the three months ended June 30, 2010, which is attributable to annual merit increases for domestic employees effectuated on March 1, 2010, an increase in sales commissions due to an increase in year over year sales; (ii) an increase of $0.4 million in property taxes; (iii) an increase of $0.4 million in professional fees; and (iv) a net increase of $0.9 million in other operating expenses, primarily due to increases in computer software and maintenance of $0.2 million, commissions paid to third party sales agents of $0.2 million and training and seminar expenses of $0.2 million.  These increases were partially offset by the reduction of $0.8 million in domestic non-cash stock-based compensation expense from $2.6 million for the three months ended June 30, 2009 to $1.8 million for the three months ended June 30, 2010.  SG&A from our foreign operations was $2.7 million for the three months ended June 30, 2010, compared to $2.6 million for the three months ended June 30, 2009, an increase of $0.1 million, or 3.8%.  The year over year increase in the translation rate was the principal reason for this change.

Depreciation and amortization.  Consolidated depreciation and amortization was $15.2 million for the three months ended June 30, 2010, compared to $12.3 million for the three months ended June 30, 2009, an increase of $2.9 million, or 23.6%.  Consolidated depreciation and amortization as a percentage of revenue was 15.1% for the three months ended June 30, 2010, compared to 14.0% for the three months ended June 30, 2009.  The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment for the six months ended June 30, 2010 and the full period effect of depreciation on property and equipment acquired during 2009 and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010, partially offset by the reduction of depreciation with respect to certain assets, which became fully depreciated between the two periods.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased by $0.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  This decrease was primarily due to the decrease in short-term interest rates during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $1.2 million for the three months ended June 30, 2010, compared to $1.1 million for the three months ended June 30, 2009, an increase of $0.1 million, or 9.1%.

Other income, net. Other income, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $0.2 million for the three months ended June 30, 2010, compared to other income, net of $2.5 million for the three months ended June 30, 2009, a change (decrease) of $2.3 million.  In the U.S., other income (expense), net was other income, net of $0.2 million for the three months ended June 30, 2010, compared to a net expense of $0.2 million for the three months ended June 30, 2009, a change (increase) of $0.4 million.  For our foreign operations, other income, net was $2.7 million for the three months ended June 30, 2009, reflecting a decrease of $2.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  For the three months ended June 30, 2010, consolidated other income, net was comprised of a gain from the settlement of an insurance claim of $0.2 million and other gains of $0.2 million, offset by a net loss on foreign currency of $0.1 million and a net loss on the sale or disposition of property and equipment of $0.1 million.  For the three months ended June 30, 2009, consolidated other income, net was comprised of a net gain on foreign currency of $3.2 million offset by a net loss on the sale or disposition of property and equipment of $0.7 million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $11.1 million for the three months ended June 30, 2010, compared to a provision for income taxes of $0.2 million for the three months ended June 30, 2009.  The provision for income taxes for the three months ended June 30, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $11.0 million, plus a provision for certain capital-based state taxes of $0.1 million.  The provision for income taxes during the three months ended June 30, 2009 was provided for certain capital-based state taxes.  Because of the anticipated loss for federal income tax purposes for 2009, we released a portion of the valuation allowance previously established against deferred tax assets in the three months ended June 30, 2009.

Liquidity and Capital Resources

We had working capital of $112.7 million at June 30, 2010, compared to working capital of $88.6 million at December 31, 2009, an increase of $24.1 million.  This increase was primarily attributable to an increase in unrestricted cash of $7.7 million from $165.3 million at December 31, 2009 to $173.0 million at June 30, 2010, an increase in prepaid costs and other current assets of $5.3 million, a decrease in accounts payable of $4.6 million, a decrease in accrued expenses of $3.8 million (primarily due to accrued bonus) and a decrease in deferred revenue - current portion of $3.2 million.  The increase in unrestricted cash at June 30, 2010 was primarily attributable to cash provided by operating activities of $67.7 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $1.8 million, partially offset by the use of cash to purchase property and equipment of $57.5 million and for the scheduled debt service payments totaling $3.7 million.

Net cash provided by operating activities was $67.7 million during the six months ended June 30, 2010, compared to $74.5 million during the six months ended June 30, 2009, a decrease of $6.8 million.  Net cash provided by operating activities during the six months ended June 30, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $30.7 million, the change in deferred tax assets of $20.5 million and stock-based compensation expense of $4.2 million, plus the changes in working capital components.  Net cash provided by operating activities during the six months ended June 30, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $24.2 million and stock-based compensation expense of $5.8 million.  The year over year decrease in net cash provided by operating activities is primarily due to the decrease in net income adjusted for non-cash activities and the difference in the changes in working capital components, the most significant one of which was deferred revenue, a significant source of cash from operating activities in the 2009 period.

Net cash used in investing activities was $57.3 million during the six months ended June 30, 2010, compared to $53.5 million during the six months ended June 30, 2009, an increase of $3.8 million.  Net cash used in investing activities during the six months ended June 30, 2010 was attributable to the purchases of property and equipment of $57.5 million, offset by the proceeds generated from sales of property and equipment of $0.2 million.  Net cash used in investing activities during the six months ended June 30, 2009 was attributable to the purchases of property and equipment of $53.5 million.

Net cash used in financing activities was $2.2 million during the six months ended June 30, 2010, which is comprised of the principal payment under the Secured Credit Facility of $3.7 million and the purchase of treasury stock of $0.3 million, offset by the proceeds from the exercise of warrants of $1.4 million and the proceeds from the exercise of options to purchase shares of common stock of $0.4 million.  Net cash generated by financing activities was $1.1 million during the six months ended June 30, 2009, which is comprised of the proceeds from the exercise of options to purchase shares of common stock of $2.8 million and the proceeds from the exercise of warrants of $0.1 million, offset by the principal payment under the Secured Credit Facility of $1.1 million, the purchase of treasury stock of $0.3 million, the principal payment on our capital lease obligation of $0.2 million and the increase in restricted cash and cash equivalents of $0.2 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the Secured Credit Facility comprised of: (i) an $18.0 million Revolver; (ii) a $24.0 million Term Loan: and (iii) an $18.0 million Delayed Draw Term Loan.  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013).  The Secured Credit Facility is secured by substantially all of our domestic assets.  The Secured Credit Facility prohibits us from paying dividends (other than in our own shares or other equity securities) and from making certain other payments, including payments to acquire our equity securities other than under specified circumstances, which include the repurchase of our equity securities from employees and directors in an aggregate amount not to exceed $15.0 million.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90.0 million effective October 1, 2008.  The availability under the Revolver increased to $27.0 million, the Term Loan increased to $36.0 million and the available Delayed Draw Term Loan increased to $27.0 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and subsequently extended to December 31, 2009.  On December 31, 2009, we borrowed $24.57 million under the Delayed Draw Term Loan.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the $24.0 million (original principal) Term Loan and the $12.0 million (original principal) Term Loan.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0. 35375% at June 30, 2010).

During the six months ended June 30, 2010, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use, as needed, our net cash from operations, cash reserves and the Revolver to fund our future capital projects.

We, from time to time, commit capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  We also commit capital for investments in selected markets and have announced our intention to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  Based upon our investment plans, our capital expenditures for 2010 are expected to be between $150 million and $160 million, of which $57.5 million was spent during the six months ended June 30, 2010.  Based upon these investment plans, our capital expenditures in the last half of 2010 may exceed our net cash generated from operating activities.  We believe, however, we have sufficient liquidity to fund such investment plans.

Additionally, in the future we may consider making acquisitions of other companies or product lines to support our growth.  We may finance any such acquisition of other companies or product lines from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt and/or equity securities.  We cannot provide assurances that any such funds will be available to us on favorable terms, or at all.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$91.9	$80.2	$11.7	14.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	31.1	29.3	1.8	6.1%
Selling, general and administrative expenses	20.3	17.5	2.8	16.0%
Depreciation and amortization	13.6	10.8	2.8	25.9%
Operating income	26.9	22.6	4.3	19.0%
Other income (expense):
Interest income	—	0.1	(0.1)	NM
Interest expense	(1.2)	(1.1)	0.1	9.1%
Other income (expense), net	0.2	(0.2)	0.4	NM
Income before income taxes	25.9	21.4	4.5	21.0%
Provision for income taxes	10.5	0.2	10.3	NM
Net income	$15.4	$21.2	$(5.8)	(27.4)%

United Kingdom and others:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
Revenue	$8.8	$7.8	$1.0	12.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.0	3.0	—	—
Selling, general and administrative expenses	2.7	2.6	0.1	3.8%
Depreciation and amortization	1.6	1.5	0.1	6.7%
Operating income	1.5	0.7	0.8	114.3%
Other income:
Other income, net	—	2.7	(2.7)	NM
Income before income taxes	1.5	3.4	(1.9)	(55.9)%
Provision for income taxes	0.6	—	0.6	NM
Net income	$0.9	$3.4	$(2.5)	(73.5)%

NM—not meaningful

The segment results for the three months ended June 30, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

United States:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$180.0	$158.7	$21.3	13.4%
Costs of revenue (excluding depreciation and amortization, shown separately below)	61.0	56.5	4.5	8.0%
Selling, general and administrative expenses	41.4	35.9	5.5	15.3%
Depreciation and amortization	27.2	21.3	5.9	27.7%
Operating income	50.4	45.0	5.4	12.0%
Other income (expense):
Interest income	—	0.3	(0.3)	NM
Interest expense	(2.4)	(2.3)	0.1	4.3%
Other income, net	0.7	0.4	0.3	75.0%
Income before income taxes	48.7	43.4	5.3	12.2%
Provision for (benefit from) income taxes	19.8	(4.9)	24.7	NM
Net income	$28.9	$48.3	$(19.4)	(40.2)%

United Kingdom and others:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$17.9	$14.7	$3.2	21.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	6.2	5.2	1.0	19.2%
Selling, general and administrative expenses	5.2	4.9	0.3	6.1%
Depreciation and amortization	3.5	2.9	0.6	20.7%
Operating income	3.0	1.7	1.3	76.5%
Other (expense) income:
Other (expense) income, net	(1.1)	2.0	(3.1)	NM
Income before income taxes	1.9	3.7	(1.8)	(48.6)%
Provision for income taxes	0.9	—	0.9	NM
Net income	$1.0	$3.7	$(2.7)	(73.0)%

NM—not meaningful

The segment results for the six months ended June 30, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes and do not own auction rate notes.  We place our cash and cash equivalents in short-term investment instruments with high quality financial institutions (primarily commercial banks) in the U.S. and the U.K.  Domestic account balances generally exceed federally insured limits.  Our trade receivables, which are unsecured, are geographically dispersed throughout the U.S. and the U.K. and include both large and small corporate entities spanning numerous industries.  We perform ongoing credit evaluations of our customers’ financial condition.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved.  Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing.  Other factors and risks that may affect the Company’s business and future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q.  The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the six months ended June 30, 2010, our foreign activities accounted for 9.0% of consolidated revenue.  Due to the strengthening of the British pound compared to the U.S. dollar, the translation rate for the six months ended June 30, 2010 increased 2.2% compared to the translation rate used for the six months ended June 30, 2009.  Due to the weakening of the British pound against the U.S. dollar, the translation rate for the three months ended June 30, 2010 decreased 3.6% compared to the translation rate used for the three months ended June 30, 2009.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing would also increase, if not hedged, thereby increasing the costs of our investment strategy.  We have chosen 30 day LIBOR as the interest rate.  On August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to $24.0 million borrowed under the Term Loan for three years at 3.65% per annum, plus the applicable margin of 3.00%.  On October 1, 2008, we borrowed an additional $12.0 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12.0 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense with respect to the Term Loans compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates during the terms of the swaps.  Also, in December 2009, we borrowed $24.57 million available under the Delayed Draw Term Loan.  The interest rate was 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  The interest rate at June 30, 2010 was 3.35375% (30 day LIBOR of 0.35375% at June 30, 2010, plus the applicable margin of 3.00%).  We have not entered into a swap arrangement to fix our borrowing costs under the Delayed Draw Term Loan.  Thus, we remain subject to interest fluctuations on the outstanding balance under the Delayed Draw Term Loan ($22.95 million at June 30, 2010), which is currently not hedged.  After the expiration of each interest rate swap, the corresponding Term Loan will bear interest at 30 day LIBOR, plus the applicable margin of 3.00%.

As of June 30, 2010, we had $53.6 million outstanding under the Secured Credit Facility.  Additionally, we had a $1.3 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition and future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial could also materially adversely affect the Company’s business, financial condition and operating results.  Other than as discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Demand for our services from certain customers in the financial services industry may be negatively affected by regulatory changes.

We have a large number of customers in the financial services industry.  Certain of our financial services customers utilize our networks for high-frequency trading.  To the extent that regulatory changes restrict this activity, the needs of these customers for our services may be reduced or eliminated.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1 (a)	Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on August 3, 2010.

3.1 (b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on June 24, 2010.

10.1	AboveNet, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to the AboveNet, Inc. Proxy Statement filed with the Securities and Exchange Commission on May 14, 2010).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: August 9, 2010	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1 (a)	Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on August 3, 2010.

3.1 (b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on June 24, 2010.

10.1	AboveNet, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to the AboveNet, Inc. Proxy Statement filed with the Securities and Exchange Commission on May 14, 2010).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.