Form 10-Q
period 2010-09-30
ABOVENET INC
filed 2010-11-08
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2010, was 25,578,131.

ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of September 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited)
	Three and Nine month periods ended September 30, 2010 and 2009	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Nine month period ended September 30, 2010	3

	Consolidated Statements of Cash Flows (Unaudited)
	Nine month periods ended September 30, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and Nine month periods ended September 30, 2010 and 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	62

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 6.	Exhibits	64

Signatures		65

Exhibit Index

- i -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$194.8	$165.3
Restricted cash and cash equivalents	3.6	3.7
Accounts receivable, net of allowances of $1.7 and $2.0 at September 30, 2010 and December 31, 2009, respectively	18.7	20.1
Prepaid costs and other current assets	18.9	13.5
Total current assets	236.0	202.6

Property and equipment, net of accumulated depreciation and amortization of $280.2 and $236.5 at September 30, 2010 and December 31, 2009, respectively	511.8	469.1
Deferred tax assets	151.3	183.0
Other assets	9.5	7.3
Total assets	$908.6	$862.0

LIABILITIES:
Current liabilities:
Accounts payable	$5.9	$10.7
Accrued expenses	73.5	68.4
Deferred revenue - current portion	25.3	27.3
Note payable - current portion	7.6	7.6
Total current liabilities	112.3	114.0

Note payable	44.1	49.7
Deferred revenue	89.0	93.8
Other long-term liabilities	10.2	10.3
Total liabilities	255.6	267.8

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,192,348 issued and 25,576,231 outstanding at September 30, 2010 and 30,000,000 shares authorized, $0.01 par value, 25,271,788 issued and 24,750,560 outstanding at December 31, 2009	0.3	0.3
Additional paid-in capital	325.6	308.2
Treasury stock at cost, 616,117 and 521,228 shares at September 30, 2010 and December 31, 2009, respectively	(22.3)	(16.7)
Accumulated other comprehensive loss	(9.1)	(9.0)
Retained earnings	358.5	311.4
Total shareholders’ equity	653.0	594.2
Total liabilities and shareholders’ equity	$908.6	$862.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$103.7	$92.4	$301.6	$265.8

Costs of revenue (excluding depreciation and amortization, shown separately below)	35.7	33.9	102.9	95.6
Selling, general and administrative expenses	23.1	20.3	69.7	61.1
Depreciation and amortization	15.8	13.5	46.5	37.7

Operating income	29.1	24.7	82.5	71.4

Other income (expense):
Interest income	0.1	—	0.1	0.3
Interest expense	(1.3)	(1.3)	(3.7)	(3.6)
Other income (expense), net	1.0	(0.5)	0.6	1.9

Income before income taxes	28.9	22.9	79.5	70.0

Provision for (benefit from) income taxes	11.7	0.2	32.4	(4.7)

Net income	$17.2	$22.7	$47.1	$74.7

Income per share, basic:
Basic income per share	$0.68	$0.96	$1.88	$3.22

Weighted average number of common shares	25,340,842	23,500,655	25,144,979	23,151,861

Income per share, diluted:
Diluted income per share	$0.66	$0.88	$1.80	$2.96

Weighted average number of common shares	26,249,408	25,612,176	26,225,131	25,230,937

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2010	25,271,788	$0.3	521,228	$(16.7)	$308.2	$(9.0)	$311.4	$594.2
Issuance of common stock from exercise of warrants	858,530	—	—	—	10.3	—	—	10.3
Issuance of common stock from vested restricted stock	14,000	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	48,084	—	—	—	0.6	—	—	0.6
Purchase of treasury stock	—	—	5,459	(0.3)	—	—	—	(0.3)
Deemed purchase of treasury stock in cashless exercises of stock warrants	—	—	89,430	(5.3)	—	—	—	(5.3)
Foreign currency translation adjustments	—	—	—	—	—	(0.5)	—	(0.5)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.4	—	0.4
Amortization of stock-based compensation expense for restricted stock units and employee stock purchase plan	—	—	—	—	6.5	—	—	6.5
Shares cancelled	(54)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	47.1	47.1
Balance at September 30, 2010	26,192,348	$0.3	616,117	$(22.3)	$325.6	$(9.1)	$358.5	$653.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$47.1	$74.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	46.5	37.7
Loss on sale or disposition of property and equipment, net	0.1	1.0
Provision for equipment impairment	0.4	0.9
Non-cash stock-based compensation expense	6.5	8.3
Provision for bad debts	0.4	0.4
Change in deferred tax assets	31.6	—
Changes in operating working capital:
Accounts receivable	0.9	(3.4)
Prepaid costs and other current assets	(5.4)	(3.7)
Other assets	(2.2)	(1.5)
Accounts payable	(4.8)	(9.2)
Accrued expenses	2.6	(7.1)
Deferred revenue and other long-term liabilities	(6.4)	6.9
Net cash provided by operating activities	117.3	105.0
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.3	—
Purchases of property and equipment	(88.0)	(80.0)
Net cash used in investing activities	(87.7)	(80.0)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of warrants	5.0	4.8
Proceeds from exercise of options to purchase shares of common stock	0.6	7.7
Change in restricted cash and cash equivalents	0.1	—
Principal payment - note payable	(5.6)	(2.2)
Principal payment - capital lease obligation	—	(0.2)
Purchase of treasury stock	(0.3)	(0.3)
Net cash (used in) provided by financing activities	(0.2)	9.8
Effect of exchange rates on cash	0.1	0.6
Net increase in cash and cash equivalents	29.5	35.4
Cash and cash equivalents, beginning of period	165.3	87.1
Cash and cash equivalents, end of period	$194.8	$122.5

Supplemental cash flow information:
Cash paid for interest	$2.3	$2.0
Cash paid for income taxes	$0.4	$2.8

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$5.3	$—
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$5.3	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$17.2	$22.7	$47.1	$74.7
Foreign currency translation adjustments	—	(0.5)	(0.5)	—
Change in fair value of interest rate swap contracts	0.2	—	0.4	0.2
Comprehensive income	$17.4	$22.2	$47.0	$74.9

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information for prior periods, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted, where applicable, to reflect the two-for-one stock split.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $0.7 and $0.3 in the three months ended September 30, 2010 and 2009, respectively, and $2.3 and $3.0 in the nine months ended September 30, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the three and nine months ended September 30, 2010 and 2009.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At September 30, 2010 and December 31, 2009, the Company had $40.7 and $26.9, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.0 and $2.8 for the three months ended September 30, 2010 and 2009, respectively, and $7.8 and $8.4 for the nine months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable.  The Company capitalized relocation costs amounting to $0.6 and $0.9 for the three months ended September 30, 2010 and 2009, respectively, and $1.0 and $2.6 for the nine months ended September 30, 2010 and 2009, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.09 and $0.14 ($0.06 and $0.10 on a net book value basis) for the three and nine months ended September 30, 2010, respectively, and, which on an original cost basis, totaled $0.10 and $0.30 ($0.06 and $0.20 on a net book value basis) for the three and nine months ended September 30, 2009, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and nine months ended September 30, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, its strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for equipment impairment of $0.4 for the year ended December 31, 2009.  The Company also recorded a provision for equipment impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 3, “Change in Estimate.”  For the nine months ended September 30, 2010, the Company provided allowances for impairment of $0.4, of which $0.2 was recorded in the three months ended September 30, 2010.  For the nine months ended September 30, 2009, the Company provided allowances for impairment of $0.5, none of which was recorded in the three months ended September 30, 2009.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.7 and $7.3 at September 30, 2010 and December 31, 2009, respectively, of which $4.2 and $4.0 were included in “Accrued expenses,” and $3.5 and $3.3 were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 and $0.10 for the three months ended September 30, 2010 and 2009, respectively, and $0.21 and $0.20 for the nine months ended September 30, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $183.0 during the fourth quarter of 2009.  See Note 5, “Income Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.  The provision for income taxes, income taxes payable and deferred income taxes are provided for in accordance with the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2010 and 2009.

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

There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2010 and 2009.

Restricted Stock Units

Compensation cost for restricted stock unit awards that are not performance-based is measured based upon the quoted closing market price for the Company’s stock on the date of grant.  The related compensation cost is recognized on a straight-line basis over the vesting period.  Compensation expense for performance-based restricted stock unit awards is measured based upon the quoted market price for the Company’s stock on the date that the performance targets have been established and communicated to the grantee.  Related compensation cost is recognized based upon a review of the performance targets and determination that such performance targets have been achieved, on a straight-line basis over the vesting period.  See Note 7, “Stock-Based Compensation.”

ABOVENET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expired September 8, 2010).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received.  Seven year stock warrants to purchase 858,530 and 404,208 shares of common stock were exercised during the nine months ended September 30, 2010 and 2009, respectively, of which 420,896 and 390,586 shares of common stock were exercised during the three months ended September 30, 2010 and 2009.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the market price of the Company’s common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash. At September 8, 2010, the expiration date of the seven year warrants, the required conditions were met for the Net Exercise and accordingly, seven year warrants to purchase 13,626 shares of common stock were exercised at expiration, of which 10,409 shares were issued to warrant holders and 3,217 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, seven year warrants to purchase 443,504 shares of common stock were deemed exercised on a net exercise basis, of which 353,598 shares were issued to the warrant holders, 89,906 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, seven year warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.

Derivative Financial Instruments

The Company utilizes derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 (original principal) portion of the Term Loan (as such term is defined in Note 4, “Note Payable”) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) portion of the Term Loan provided by SunTrust Bank.  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 was $0.8 and $1.2, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At September 30, 2010, the Company’s consolidated balance sheet included net interest rate swap derivative liabilities of $0.8, of which $0.6 is included in “Accrued expenses,” and $0.2 is included in “Other long-term liabilities,” and at December 31, 2009, the Company’s consolidated balance sheet included net interest rate swap derivative liabilities of $1.2, which is included in “Other long-term liabilities.”

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of September 30, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	September 30, 2010	December 31, 2009
Interest rate swap agreement expiring August 1, 2011 (*)	$0.6	$0.9

Interest rate swap agreement expiring November 1, 2011 (*)	$0.2	$0.3

Total derivatives designated as hedging instruments	$0.8	$1.2

(*)
The derivative liabilities are two interest rate swap agreements each with original three year terms.  The interest rate swap agreement expiring August 1, 2011 is included in “Accrued expenses,” and the interest rate swap agreement expiring November 1, 2011 is included in “Other long-term liabilities,” in the Company’s consolidated balance sheet at September 30, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreement as of September 30, 2010.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$19.7	August 2011	3.65%	0.77%

9.8	November 2011	2.635%	0.42%

$29.5

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

The Company’s investment in overnight money market institutional funds, which amounted to $180.9 and $154.1 at September 30, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.8 (of which $0.6 is included in “Accrued expenses” and $0.2 is included in “Other long-term liabilities”) in the Company’s consolidated balance sheet at September 30, 2010, and $1.2 (which is included in “Other long-term liabilities”) in the Company’s consolidated balance sheet at December 31, 2009.  The Company used third parties to value each of the interest rate swap agreements at September 30, 2010 and December 31, 2009, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The Company contributed $0.3 for each of the three months ended September 30, 2010 and 2009 and contributed $1.2 for each of the nine months ended September 30, 2010 and 2009, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 30, 2009 to conform to the classifications used for the three and nine months ended September 30, 2010.

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

  In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” (now known as FASB ASC 718-10).  FASB ASC 718-10 allows companies to continue to use the simplified method, as defined in SAB No. 107, “Share-Based Payment,” (also now known as FASB ASC 718-10), to estimate the expected term of stock options under certain circumstances.  The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option.  The Company has analyzed the circumstances in which the use of the simplified method is allowed.  The Company has opted to use the simplified method for stock options it granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.  There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2010 and 2009.

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

NOTE 4:  NOTE PAYABLE

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”).  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility is secured by substantially all of the Company’s domestic assets.  The Term Loan was comprised of $24.0, which was advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each have a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  Additionally, the Company is liable for an unused commitment fee of 0.75% per annum, which may be reduced to 0.50% per annum, based upon the utilization of the Revolver.  Interest accrues at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company has chosen 30 day LIBOR as the interest rate during the term of the interest rate swap (30 day LIBOR was 0.25938% at September 30, 2010).  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds of $24.0, before the deduction of debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest, plus the margin (8.25% at February 29, 2008) and converted to LIBOR, plus 3.25% per annum (6.26%) on March 5, 2008.

The Company’s ability to draw upon the available commitments under the Revolver is subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants impose limits on annual capital expenditures (through 2010), provide that the Company’s net total funded debt ratio cannot at any time exceed a specified amount and require that the Company maintain a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibits the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.0.  The Company was in compliance with all of its debt covenants as of September 30, 2010.

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

On December 31, 2009, the Company borrowed $24.57 under the Delayed Draw Term Loan.  The borrowings under the Delayed Draw Term Loan bear interest at 30 day LIBOR (0.25938% at September 30, 2010) plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provides for monthly payments of interest and quarterly payments of principal of $0.81, which commenced on March 31, 2010, increasing to $1.08 starting on June 30, 2012 with the balance of $14.04, plus accrued interest due on February 28, 2013.

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

The Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended until May 1, 2011.  At September 30, 2010, the Company had $26.0 available under the Revolver.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for (benefit from) income taxes for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Federal	$9.1	$—	$26.2	$(5.3)
State	1.9	0.2	4.6	0.6
Foreign	0.7	—	1.6	—
Total provision for (benefit from) income taxes	$11.7	$0.2	$32.4	$(4.7)

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

As part of the Company’s evaluation of deferred tax assets in the fourth quarter of 2009, the Company recognized a tax benefit of $183.0 at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  The Company believes it is more likely than not that it will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowances had the effect of increasing net income by $183.0 for the year ended December 31, 2009.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets.  The Company reviews its deferred tax assets and liabilities on a quarterly basis as part of its FASB ASC 740 review.  Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowances established against the deferred tax assets.  It is possible that the valuation allowances could be further adjusted, as necessary, in the near term.

For the three months ended September 30, 2010 and 2009, the effective income tax rates were 40.5% and 0.9%, respectively. For the nine months ended September 30, 2010 and 2009, the effective income tax rates were 40.8% and (6.7)%, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 6:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,340,842 and 23,500,655 for the three months ended September 30, 2010 and 2009, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,249,408 and 25,612,176 for the three months ended September 30, 2010 and 2009, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For both the three months ended September 30, 2010 and 2009, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the nine months ended September 30, 2010 and 2009, total weighted average shares utilized in computing basic net income per common share were 25,144,979 and 23,151,861, respectively.  For the nine months ended September 30, 2010 and 2009, total weighted average shares utilized in computing diluted net income per common share were 26,225,131 and 25,230,937, respectively.  For the nine months ended September 30, 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the nine months ended September 30, 2009, potentially dilutive securities to acquire 12,900 shares of common stock were excluded from the calculation of diluted income per share as they were anti-dilutive.

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

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who are selected to participate.  Under the 2003 Plan, as of September 30, 2010, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 788,710 shares had been issued pursuant to options exercised to purchase common shares, 137,592 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 34,178 common shares were cancelled.  No shares are available for future grants under the 2003 Plan.

Under the 2008 Plan, as of September 30, 2010, 2,000 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 307,862 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 8,000 common shares were reserved pursuant to outstanding options to purchase shares of common stock, 635,372 were reserved pursuant to outstanding restricted stock units and 546,766 common shares were reserved for future grants.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Options

There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2010 and 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.1 for the nine months ended September 30, 2009 with respect to stock options granted in prior periods.  The Company did not recognize stock-based compensation expense for the three and nine months ended September 30, 2010 and for the three months ended September 30, 2009.

Restricted Stock Units

The Company did not award any restricted stock units during the three and nine months ended September 30, 2010 and 2009.  The Company recognized non-cash stock-based compensation expense related to restricted stock units granted in prior periods of $2.3 and $2.5 for the three months ended September 30, 2010 and 2009, respectively, which had the effect of decreasing net income by $0.05 per basic and diluted common share for the three months ended September 30, 2010 and by $0.11 per basic common share and by $0.10 per diluted common share for the three months ended September 30, 2009.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $6.5 and $8.2 for the nine months ended September 30, 2010 and 2009, respectively, which had the effect of decreasing net income by $0.15 per basic and diluted common share for the nine months ended September 30, 2010 and by $0.35 per basic common share and by $0.32 per diluted common share for the nine months ended September 30, 2009.  Additionally, during the three months ended March 31, 2010, the Company delivered 14,000 shares of common stock to its Chief Executive Officer, William LaPerch, pursuant to vested performance-based restricted stock units granted to him in September 2008.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, the Company purchased an aggregate of 5,459 shares of common stock from Mr. LaPerch at $54.73 per share, the closing price of the Company’s common stock on the date of delivery, in order to satisfy minimum tax withholding obligations.

NOTE 8:   SHAREHOLDERS’ EQUITY

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date.  All share and per share information for prior periods, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the 2003 Plan and the 2008 Plan, weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted, where applicable, to reflect the two-for-one stock split.

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

The increase in the number of our authorized shares of common stock could have an anti-takeover effect by discouraging or hindering efforts to acquire control of the Company.  The Company would be able to use the additional shares to oppose a hostile takeover attempt or delay or prevent changes in control or management of the Company.  This was not the intent of the Board of Directors in adopting the Amendment, nor has the Amendment been adopted in response to any known threat to acquire control of the Company.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

2010 Employee Stock Purchase Plan

On June 24, 2010, the Company’s stockholders approved the AboveNet, Inc. 2010 Employee Stock Purchase Plan, which was adopted by the Board of Directors on April 28, 2010 (as amended, the “Stock Purchase Plan”).  The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors.  The aggregate number of shares of common stock that may be issued pursuant to the Stock Purchase Plan is 300,000, subject to increase or decrease by reason of stock splits, reclassifications, stock dividends, or similar corporate events as determined by the Compensation Committee.

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 (“Section 16 Officers”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 at fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period (and no more than 100 shares of common stock in the offering period for 2010).  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of September 1, 2010, we had a total of approximately 660 employees who would have been eligible to participate in the Stock Purchase Plan.

Offering Periods; Purchase Price

The Stock Purchase Plan operates by a series of offering periods of approximately 10 months duration commencing on each January 16 and ending on November 15 (except that the 2010 offering period will be from September 1, 2010 to November 15, 2010).  The purchases are made for participants at the end of each offering period by applying payroll deductions accumulated over the course of the offering period towards such purchases.  The payroll deductions accumulated over the course of the offering period are included in “Accrued expenses” in the Company’s consolidated balance sheet at September 30, 2010.  The price at which these purchases will be made will equal 85% of the lesser of the fair market value of the common stock as of the first day of the offering period or the fair market value on the last day of the offering period.

2010 Offering Period

86 employees participated in the September 1, 2010 to November 15, 2010 offering pursuant to which $0.2 is expected to be withheld over the 2010 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  Stock-based compensation expense recognized with respect to the Stock Purchase Plan in the three and nine months ended September 30, 2010 was $0.02.

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

Global Voice Networks Limited (“GVN”)

 AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007, of which $0.8, $8.5 and $0.7 was paid in 2007, 2008 and 2009, respectively, and $0.6 was included in accrued expenses at December 31, 2009.  The obligation was denominated in British Pounds; therefore, the amounts have been affected by currency fluctuations.  The Company had a remaining accrual balance of $0.4 for this loss on litigation included in the Company’s consolidated balance sheet at September 30, 2010.

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

Liquidity Solutions, Inc. (“LSI”)

In October 2010, LSI filed a motion in the chapter 11 cases captioned as In re 360networks (USA) inc. et al, S.D.N.Y. Bankr. No.: 01-13721 (ALG) (the “360 Cases”), requesting that the court compel the court appointed representative of the 360networks estates to commence a legal action against the members of the official committee of unsecured creditors (the "Committee") in the 360 Cases for breach of fiduciary duty, negligence, gross negligence and fraud based on the facts and circumstances giving rise to the theft of approximately $40 held on behalf of the Committee by its counsel, Dreier LLP.  These funds were stolen by Dreier LLP’s managing partner Marc Dreier.  Alternatively, LSI has requested that the court grant authority to LSI to file its own claims against the members of the Committee on behalf of the 360networks estates.  The Company served as one of the members of the Committee in the 360 Cases.  To date, no legal proceeding has been filed against the Company.  In the event that such a proceeding is filed, the Company believes that it would have substantial defenses.

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended September 30, 2010 and 2009, and $0.3 for each of the nine months ended September 30, 2010 and 2009.  No amounts were outstanding at each of September 30, 2010 and December 31, 2009.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.03 in 2009 and $0.13 in 2008 from such construction firm.  All activities between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
United States	$94.6	$83.9	$275.0	$242.9
United Kingdom	10.4	9.6	30.5	25.7
Other	0.1	—	0.1	—
Eliminations	(1.4)	(1.1)	(4.0)	(2.8)
Consolidated Worldwide	$103.7	$92.4	$301.6	$265.8

	As of
	September 30, 2010	December 31, 2009
Long-lived assets
United States	$480.9	$440.8
United Kingdom	30.9	28.3
Consolidated Worldwide	$511.8	$469.1

NOTE 12: OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain on settlement or reversal of liabilities	$—	$—	$0.4	$0.7
Gain on settlement of insurance claim	—	—	0.2	—
Gain (loss) on foreign currency	1.1	(0.5)	(0.1)	2.1
Loss on sale or disposition of property and equipment	(0.1)	(0.2)	(0.1)	(1.1)
Other	—	0.2	0.2	0.2
Total	$1.0	$(0.5)	$0.6	$1.9

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

Capital Investments and Network Expansion

The Company, from time to time, commits capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  The Company also commits capital for investments in selected markets and has announced its intention to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  Based upon the Company’s investment plans, its capital expenditures for 2010 are expected to be between $130 and $145, of which $88.0 was spent during the nine months ended September 30, 2010.  The Company believes it has sufficient liquidity to fund these investments.

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

Metro networks.  We are a facilities-based provider that operates fiber-optic networks in 15 markets in the U.S., plus the U.K. (London).  We refer to these networks as our metro networks.  These metro networks have significant reach and breadth.  They consist of over 2.0 million fiber miles across over 7,000 cable route miles in the U.S. and in London.  In addition, we have built an inter-city fiber network between New York and Washington D.C. of over 177,000 fiber miles.  In mid-2010, we announced plans to open the Denver market by the end of 2010 in conjunction with a customer network build.  We also plan to provide certain services in Paris, Amsterdam and Frankfurt through a dense wavelength-division multiplexing (“DWDM”) system operating on a leased fiber network.

Long haul network.  Through construction, acquisition and leasing activities, we have created a nationwide fiber-optic communications network spanning approximately 12,000 cable route miles that connects each of our U.S. metro networks.  We run DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We use capacity on the Japan-US Cable Network (“JUS”) to provide connectivity from the U.S. to Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.  We refer to this network as our long haul network.  In mid-2010, we connected Miami to the long haul network and our planned Denver metro network is already connected to the long haul network.  We also plan to connect Paris, Amsterdam and Frankfurt to the long haul network through a DWDM system operating on a leased fiber network by January 2011.

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

Including fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.0 million fiber miles and over 7,000 cable route miles.  The network footprint typically allows us to serve central offices, carrier hotels, network POPs, data centers, enterprise locations and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 5,900 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.

We are planning to open our metro network in Denver by the end of 2010.  We also plan to provide certain services in Paris, Amsterdam and Frankfurt by the end of 2010 through a DWDM system operating on a leased fiber network.

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

On-Net Buildings

Our metro networks connect to approximately 2,500 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,100 route miles and over 130,000 fiber miles (which are part of the 2.0 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

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

Long Haul Network

We operate a nationwide long haul network interconnecting each of our metro networks that spans approximately 12,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, our domestic long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.  We connected Miami to the long haul network in July, 2010 and our planned Denver metro network is already connected to the long haul network.

In addition to our U.S.-based facilities, we are a member of the TAT-14 consortium, which, together with other capacity leased by us on other trans-Atlantic cables, provides us with undersea capacity between the U.S. and Europe.  We are also currently a member of the JUS consortium which provides us with undersea capacity between the U.S. and Japan.  We use leased circuit capacity in continental Europe to provide connectivity to Paris, Amsterdam and Frankfurt.  We plan to replace that circuit capacity with a leased fiber long haul network over which we will operate DWDM equipment by January 2011.  We also operate lit networks in the U.S. connecting to certain key undersea cable landing stations including Manasquan and Tuckerton in New Jersey to connect to the TAT-14 and have leased capacity to Morrow Bay, California to connect to the JUS.  In the U.K., we have leased fiber between the TAT-14 landing stations in Bude and London over which we operate a high-capacity DWDM system.  Together, these networks provide us with high-bandwidth capability among our metro networks and certain key markets in Europe and Japan.

IP Network

We operate a global Tier 1 IP network with connectivity in the U.S., Europe and Japan.  In the U.S., most of our metro networks have multiple IP hubs where we can provide Internet connectivity.  We peer and provide connectivity in high-bandwidth data centers and Internet exchange locations, including many of those operated by the major providers, such as Equinix.  We have extended our ability to provide IP connectivity through our metro networks by using our fiber to bring our services to a wider set of customers.  In addition to the U.S., the IP network has a presence in each of Tokyo, London, Paris, Amsterdam and Frankfurt, including the major exchanges in these markets such as LINX, AMS-IX and JPIX.  We established an IP presence in Miami in August, 2010 and plan to add additional IP locations in London, Paris and Amsterdam.

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

In late 2008, we modified our service groupings and related revenue to more accurately reflect our focus on delivering high-bandwidth services.  These groups are: fiber infrastructure services, metro services and WAN services.

We also resell equipment and provide technical services to customers, which are sold at our cost, plus a margin.

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

Our fiber infrastructure services feature:

•	An extensive network footprint that extends well beyond the central business district in most markets.
•	The expertise and capability to add off-net locations to the network in a cost competitive manner.
•	Modern, high quality fiber that meets stringent technical requirements.
•	Customized ring configurations and redundancy requirements in a private dedicated service.
•	7x24 monitoring of the network by our NMC.

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

Sales and Marketing

Our sales force is based across most of our current U.S. metro markets and London.  We recently added a sales presence in each of Paris, Amsterdam and Frankfurt.  Our U.S. sales force is comprised of approximately 80 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in London, that have large bandwidth requirements.  This represents a change from our focus on wholesale sales to carrier customers in previous years.  Since 2004, the vast majority of our new sales have been to enterprise customers.

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

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment, and telecommunications sectors, as well as certain local, state and federal government entities, in some cases through third party integrators.  Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands.  Major web-centric companies similarly have needs for significant bandwidth and reliable networks.  Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base.  Telecommunications service providers continue to utilize our metro fiber networks to connect to their customers, as well as to data centers and other traffic aggregation points.  Key drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, compliance requirements under complex regulations such as the Sarbanes-Oxley Act or the Health Insurance Portability and Accountability Act (“HIPAA”) and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling and general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three and nine months ended September 30, 2010 and 2009, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 677 as of September 30, 2010, 592 of which were employed in the U.S., 82 in the U.K., one in the Netherlands, one in Germany and one in Japan.

2010 Highlights

Our consolidated revenue increased by $35.8 million, or 13.5%, from $265.8 million for the nine months ended September 30, 2009 to $301.6 million for the nine months ended September 30, 2010, which included a $14.7 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $8.3 million and $9.2 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Other revenue (which includes contract termination revenue) was $5.2 million for the nine months ended September 30, 2010, compared to $5.4 million for the nine months ended September 30, 2009.  Revenue from our foreign operations, primarily in the U.K., increased by $3.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, we generated operating income of $82.5 million and net income of $47.1 million, compared to operating income of $71.4 million and net income of $74.7 million for the nine months ended September 30, 2009.  At September 30, 2010, we had $194.8 million of unrestricted cash, compared to $165.3 million of unrestricted cash at December 31, 2009, an increase in liquidity of $29.5 million.  The increase in unrestricted cash at September 30, 2010 was primarily attributable to cash provided by operating activities of $117.3 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $5.6 million, partially offset by the use of cash to purchase property and equipment of $88.0 million and for the scheduled debt service payments totaling $5.6 million.  See below in this Item 2 under “Liquidity and Capital Resources” for further discussion.

For the nine months ended September 30, 2010, our cash flow generated by operating activities increased as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our Secured Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through September 30, 2011.  See below in this Item 2 under “Liquidity and Capital Resources” for further information relating to the Secured Credit Facility.

Outlook

We believe that based upon our contracted projects awaiting delivery to customers, we will continue to add to our revenue base in 2010.  Additionally, we have a strong cash position and access to financing through our Secured Credit Facility, if needed.  Sales orders for the nine months ended September 30, 2010 were higher than sales orders for the nine months ended September 30, 2009.  While net revenue attrition, as previously defined, for the nine months ended September 30, 2010 was in line with net revenue attrition for the nine months ended September 30, 2009, we cannot predict our net revenue attrition for the balance of 2010.

In early 2010, we announced a number of growth initiatives, which included expansion of services to several new markets in the U.S. and Europe.  This includes connecting Miami to our long haul network, opening the Denver metro market and providing certain metro services over leased fiber in Paris, Amsterdam and Frankfurt.  We have also increased our investments in customer capital (capital spent to fulfill customer service orders) for laterals to customer locations (including both enterprise locations and data centers) and backbone network infrastructure investments in our existing markets in order to extend the reach of our networks and improve services to existing and prospective customers and increase revenue opportunities.  We believe that we have adequate liquidity to make these additional investments.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $0.7 million and $0.3 million in the three months ended September 30, 2010 and 2009, respectively, and $2.3 million and $3.0 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At September 30, 2010 and December 31, 2009, we had $40.7 million and $26.9 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.0 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively, and $7.8 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable.  We capitalized relocation costs amounting to $0.6 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.09 million and $0.14 million ($0.06 million and $0.10 million on a net book value basis) for the three and nine months ended September 30, 2010, respectively, and, which on an original cost basis, totaled $0.10 million and $0.30 million ($0.06 million and $0.20 million on a net book value basis) for the three and nine months ended September 30, 2009, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the three and nine months ended September 30, 2010 and 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for equipment impairment of $0.4 million for the year ended December 31, 2009.  The Company also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 3, “Change in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  For the nine months ended September 30, 2010, we provided allowances for impairment of $0.4 million, of which $0.2 million was recorded in the three months ended September 30, 2010.  For the nine months ended September 30, 2009, we provided allowances for impairment of $0.5 million, none of which was recorded in the three months ended September 30, 2009.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.7 million and $7.3 million at September 30, 2010 and December 31, 2009, respectively, of which $4.2 million and $4.0 million, respectively, were included in “Accrued expenses,” and $3.5 million and $3.3 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million and $0.10 million for the three months ended September 30, 2010 and 2009, respectively, and $0.21 million, and $0.20 million for the nine months ended September 30, 2010 and 2009, respectively.

Derivative Financial Instruments

We utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the $24.0 million (original principal) portion of the Term Loan and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) portion of the Term Loan provided by SunTrust Bank.  See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives are, and will be, recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 was $0.8 million and $1.2 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges will be recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At September 30, 2010, our consolidated balance sheet included net interest rate swap derivative liabilities of $0.8 million, of which $0.6 million is included in “Accrued expenses,” and $0.2 million is included in “Other long-term liabilities,” and at December 31, 2009, our consolidated balance sheet included net interest rate swap derivative liabilities of $1.2 million, which is included in “Other long-term liabilities.”

Derivatives recorded at fair value in our consolidated balance sheets as of September 30, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities (In millions)
Derivatives designated as hedging instruments	September 30, 2010	December 31, 2009
Interest rate swap agreements expiring August 4, 2011 (*)	$0.6	$0.9

Interest rate swap agreements expiring November 1, 2011 (*)	$0.2	$0.3

Total derivatives designated as hedging instruments	$0.8	$1.2

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms.  The interest rate swap agreement expiring August 1, 2011 is included in “Accrued expenses,” and the interest rate swap agreement expiring November 1, 2011 is included in “Other long-term liabilities,” in the Company’s consolidated balance sheet at September 30, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of September 30, 2010.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$19.7	August 2011	3.65%	0.77%

9.8	November 2011	2.635%	0.42%

$29.5

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

Our investment in overnight money market institutional funds, which amounted to $180.9 million and $154.1 million at September 30, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.8 million (of which $0.6 million is included in “Accrued expenses” and $0.2 million is included in “Other long-term liabilities”) in our consolidated balance sheet at September 30, 2010, and $1.2 million (which is included in “Other long-term liabilities”) in our consolidated balance sheet at December 31, 2009.  We used third parties to value each of the interest rate swap agreements at September 30, 2010 and December 31, 2009, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

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

As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowances had the effect of increasing net income by $183.0 million for the year ended December 31, 2009.  Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.  We review our deferred tax assets and liabilities on a quarterly basis as part of our FASB ASC 740 review.  Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowances established against the deferred tax assets.  It is possible that the valuation allowances could be further adjusted, as necessary, in the near term.

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

There were no options to purchase shares of common stock granted during the three and nine months ended September 30, 2010 and 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue	$301.6	$265.8	$35.8	13.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	102.9	95.6	7.3	7.6%
Selling, general and administrative expenses	69.7	61.1	8.6	14.1%
Depreciation and amortization	46.5	37.7	8.8	23.3%
Operating income	82.5	71.4	11.1	15.5%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7	) %
Interest expense	(3.7)	(3.6)	0.1	2.8%
Other income, net	0.6	1.9	(1.3)	(68.4	) %
Income before income taxes	79.5	70.0	9.5	13.6%
Provision for (benefit from) income taxes	32.4	(4.7)	37.1	NM
Net income	$47.1	$74.7	$(27.6)	(36.9)%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the nine months ended September 30, 2010 was $47.1 million, compared to $74.7 million for the nine months ended September 30, 2009, a decrease of $27.6 million.  The primary reasons for the decrease in net income were the change from a net benefit from income taxes of $4.7 million to a provision for income taxes of $32.4 million totaling a change of $37.1 million, an increase in costs of revenue of $7.3 million, an increase in selling, general and administrative expenses of $8.6 million, an increase in depreciation and amortization of $8.8 million and a decrease in other income, net, of $1.3 million, which were partially offset by an increase in revenue of $35.8 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $301.6 million for the nine months ended September 30, 2010, compared to $265.8 million for the nine months ended September 30, 2009, an increase of $35.8 million, or 13.5%.  Revenue from our U.S. operations increased by $32.0 million, or 13.2%, from $242.3 million for the nine months ended September 30, 2009 to $274.3 million for the nine months ended September 30, 2010.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price reductions.  U.S. revenue from metro services increased by $14.7 million, or 21.2%, from $69.4 million for the nine months ended September 30, 2009 to $84.1 million for the nine months ended September 30, 2010, U.S. revenue from fiber infrastructure services increased by $8.3 million, or 7.0%, from $118.1 million for the nine months ended September 30, 2009 to $126.4 million for the nine months ended September 30, 2010 and U.S. revenue from WAN services increased by $9.2 million, or 18.6%, from $49.4 million for the nine months ended September 30, 2009 to $58.6 million for the nine months ended September 30, 2010.  These increases were partially offset by a decrease of $0.2 million, or 3.7%, in other revenue, which includes domestic contract termination revenue, from $5.4 million for the nine months ended September 30, 2009 to $5.2 million for the nine months ended September 30, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $3.8 million, or 16.2%, from $23.5 million for the nine months ended September 30, 2009 to $27.3 million for the nine months ended September 30, 2010.  The primary reason for this increase was due to an increase in revenue at the local currency level due to an increase in provisioning of services.  Also contributing to this increase was $0.2 million of contract termination revenue earned during the nine months ended September 30, 2010.  There was no contract termination revenue earned in the U.K. during the nine months ended September 30, 2009.  The translation rate of the British pound to the U.S. dollar in each period was substantially the same.

Costs of revenue.  Consolidated costs of revenue for the nine months ended September 30, 2010 was $102.9 million, compared to $95.6 million for the nine months ended September 30, 2009, an increase of $7.3 million, or 7.6%.  Consolidated costs of revenue as a percentage of revenue was 34.1% for the nine months ended September 30, 2010, compared to 36.0% for the nine months ended September 30, 2009, resulting in consolidated gross profit margin of 65.9% and 64.0% for the nine months ended September 30, 2010 and 2009, respectively.  The costs of revenue for our U.S. operations was $93.6 million and $87.2 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $6.4 million, or 7.3%.  The increase in domestic costs of revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was attributable principally to (i) an increase of $3.8 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $1.3 million for expenses associated with third party network costs; (iii) an increase of $1.2 million in payroll-related expenses; (iv) an increase of $1.2 million in installation costs; and (v) an increase of $0.4 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue).  These increases were partially offset by (i) a decrease of $0.8 million for repairs and maintenance charges for our cable and transmission equipment; (ii) the reversal of $0.4 million during the three months ended June 30, 2010 due to previously accrued right-of-way expenses as a result of favorable negotiations with the relevant jurisdiction.  Additionally, the nine month periods ended September 30, 2010 and 2009 include a provision for equipment impairment relating to inventory of $0.4 million and $0.9 million, respectively.  The costs of revenue for our foreign operations was $9.3 million for the nine months ended September 30, 2010, compared to $8.4 million for the nine months ended September 30, 2009, an increase of $0.9 million, or 10.7%.  This increase was due primarily to increases in third party network costs, co-location expenses and leased fiber costs, which were needed to support the increases in our current and future operations totaling $1.9 million, partially offset by a one-time benefit of a reduction in certain business tax rates on fiber by the Valuation Office Agency in the U.K., which was effective retroactively back to 2005, reducing amounts paid or accrued by $1.1 million.  As previously described, the translation rate of the British pound to the U.S. dollar in each period was substantially the same.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the nine months ended September 30, 2010 was $69.7 million, compared to $61.1 million for the nine months ended September 30, 2009, an increase of $8.6 million, or 14.1%.  SG&A as a percentage of revenue was 23.1% for the nine months ended September 30, 2010, compared to 23.0% for the nine months ended September 30, 2009.  In the U.S., SG&A was $61.6 million for the nine months ended September 30, 2010, compared to $53.9 million for the nine months ended September 30, 2009, an increase of $7.7 million, or 14.3%.  SG&A for our U.S. operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 increased primarily due to (i) an increase of $5.2 million in domestic payroll and payroll-related expenses from $29.8 million for the nine months ended September 30, 2009 to $35.0 million for the nine months ended September 30, 2010, which is attributable to an increase in annual merit increases for domestic employees effectuated on March 1, 2010, an increase in sales commissions due to an increase in year over year sales and a sales incentive program in effect in the first quarter of 2010; (ii) an increase of $0.7 million in occupancy-related expenses; (iii) an increase of $0.6 million for property taxes; (iv) an increase of $0.5 million in professional fees; and (v) an increase of $2.4 million in other operating expenses, primarily due to increases in computer software and maintenance of $0.7 million, commissions paid to third party sales agents and related marketing expenses of $0.9 million and training and seminar expenses of $0.2 million.  These increases were partially offset by a reduction of $1.8 million in domestic non-cash stock-based compensation expense from $7.6 million for the nine months ended September 30, 2009 to $5.8 million for the nine months ended September 30, 2010.  SG&A from our foreign operations was $8.1 million for the nine months ended September 30, 2010, compared to $7.2 million for the nine months ended September 30, 2009, an increase of $0.9 million, or 12.5%.  Increases in professional fees and payroll related expenses were the primary reasons for this change.

Depreciation and amortization.  Consolidated depreciation and amortization was $46.5 million for the nine months ended September 30, 2010, compared to $37.7 million for the nine months ended September 30, 2009, an increase of $8.8 million, or 23.3%.  Consolidated depreciation and amortization as a percentage of revenue was 15.4% for the nine months ended September 30, 2010, compared to 14.2% for the nine months ended September 30, 2009.  The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment in the three months ended December 31, 2009 and the nine months ended September 30, 2010, and the full period effect of depreciation on property and equipment acquired during the nine months ended September 30, 2009 and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.3 million for the nine months ended September 30, 2009 to $0.1 million for the nine months ended September 30, 2010.  The decrease of $0.2 million was primarily due to the decline in short-term interest rates during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, partially offset by an increase in average balances available for investment.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $3.7 million for the nine months ended September 30, 2010, compared to $3.6 million for the nine months ended September 30, 2009, an increase of $0.1 million, or 2.8%.

Other income, net. Other income, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $0.6 million for the nine months ended September 30, 2010, compared to $1.9 million for the nine months ended September 30, 2009, a reduction of $1.3 million.  In the U.S., other income, net was $0.7 million for the nine months ended September 30, 2010, compared to $0.6 million for the nine months ended September 30, 2009, an increase of $0.1 million.  For our foreign operations, other (expense) income, net was a net expense of $0.1 million for the nine months ended September 30, 2010, compared to other income, net of $1.3 million for the nine months ended September 30, 2009, a change (decrease) of $1.4 million.  For the nine months ended September 30, 2010, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $0.4 million, a gain from the settlement of an insurance claim of $0.2 million and other gains of $0.2 million, partially offset by a net loss on foreign currency of $0.1 million and net loss on the sale or disposition of property and equipment of $0.1 million.  For the nine months ended September 30, 2009, consolidated other income, net was comprised of a gain on foreign currency of $2.1 million, gains arising from the reversal of certain tax liabilities of $0.7 million and other gains of 0.2 million, offset by a net loss on the sale or disposition of property and equipment of $1.1 million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $32.4 million for the nine months ended September 30, 2010, compared to a benefit from income taxes of $4.7 million for the nine months ended September 30, 2009.  The provision for income taxes for the nine months ended September 30, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $31.6 million, plus a provision for certain capital-based state taxes of $0.8 million.  For the nine months ended September 30, 2009, because of the anticipated loss for federal income tax purposes for 2009, we recorded a carryback benefit to 2007 and 2008 and released a portion of the valuation allowance previously established against deferred tax assets to the extent of a provision for income taxes otherwise required.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended September 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue	$103.7	$92.4	$11.3	12.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	35.7	33.9	1.8	5.3%
Selling, general and administrative expenses	23.1	20.3	2.8	13.8%
Depreciation and amortization	15.8	13.5	2.3	17.0%
Operating income	29.1	24.7	4.4	17.8%
Other income (expense):
Interest income	0.1	—	0.1	NM
Interest expense	(1.3)	(1.3)	—	—
Other income (expense), net	1.0	(0.5)	1.5	NM
Income before income taxes	28.9	22.9	6.0	26.2%
Provision for income taxes	11.7	0.2	11.5	NM
Net income	$17.2	$22.7	$(5.5)	(24.2	) %

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended September 30, 2010 was $17.2 million, compared to $22.7 million for the three months ended September 30, 2009, a decrease of $5.5 million.  The primary reasons for the decrease in net income were the year over year increases in provision for income taxes of $11.5 million, costs of revenue of $1.8 million, selling, general and administrative expenses of $2.8 million and depreciation and amortization of $2.3 million, which were partially offset by an increase in revenue of $11.3 million and a change in other income, net of $1.5 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $103.7 million for the three months ended September 30, 2010, compared to $92.4 million for the three months ended September 30, 2009, an increase of $11.3 million, or 12.2%.  Revenue from our U.S. operations increased by $10.7 million, or 12.8%, from $83.6 million for the three months ended September 30, 2009 to $94.3 million for the three months ended September 30, 2010.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases.  U.S. revenue from metro services increased by $4.4 million, or 17.7%, from $24.8 million for the three months ended September 30, 2009 to $29.2 million for the three months ended September 30, 2010, U.S. revenue from fiber infrastructure services increased by $2.7 million, or 6.7%, from $40.5 million for the three months ended September 30, 2009 to $43.2 million for the three months ended September 30, 2010 and U.S. revenue from WAN services increased by $3.5 million, or 20.5%, from $17.1 million for the three months ended September 30, 2009 to $20.6 million for the three months ended September 30, 2010.  Other revenue, which includes domestic contract termination revenue, increased slightly from $1.2 million for the three months ended September 30, 2009 to $1.3 million for the three months ended September 30, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $0.6 million, or 6.8%, from $8.8 million for the three months ended September 30, 2009 to $9.4 million for the three months ended September 30, 2010.  The primary reason for this increase was due to an increase in revenue at the local currency level resulting from higher levels in provisioning of services, which was partially offset by a 5.6% decrease in the translation rate due to the strengthening of the U.S. dollar against the British pound in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  There was no contract termination revenue earned in the U.K. during the three months ended September 30, 2010 and 2009.

Costs of revenue.  Consolidated costs of revenue for the three months ended September 30, 2010 was $35.7 million, compared to $33.9 million for the three months ended September 30, 2009, an increase of $1.8 million, or 5.3%.  Consolidated costs of revenue as a percentage of revenue was 34.4% for the three months ended September 30, 2010, compared to 36.7% for the three months ended September 30, 2009, resulting in consolidated gross profit margin of 65.6% and 63.3% for the three months ended September 30, 2010 and 2009, respectively.  The costs of revenue for our U.S. operations was $32.6 million and $30.7 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $1.9 million, or 6.2%.  The increase in domestic costs of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was attributable principally to (i) an increase of $1.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $0.8 million in payroll related expenses; and (iii) an increase of $0.4 million for expenses associated with third party network costs.  These increases were partially offset by a reduction of $0.3 million for amounts rebilled to customers for equipment sales (for which there was a corresponding decrease in revenue).  Additionally, the three month periods ended September 30, 2010 and 2009 includes provisions for equipment impairment relating to inventory of $0.2 million and $0.4 million, respectively.  The costs of revenue for our foreign operations was $3.1 million for the three months ended September 30, 2010, compared to $3.2 million for the three months ended September 30, 2009, a decrease of $0.1 million, or 3.1%.  This decrease was due to a third quarter change in certain business tax rates on fiber by the Valuation Office Agency in the U.K., which created a third quarter benefit of $0.3 million in the three months ended September 30, 2010, compared to a $0.3 million expense in the three months ended September 30, 2009, partially offset by increases in third party network costs and co-location expenses totaling $0.4 million.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended September 30, 2010 was $23.1 million, compared to $20.3 million for the three months ended September 30, 2009, an increase of $2.8 million, or 13.8%.  SG&A as a percentage of revenue was 22.3% for the three months ended September 30, 2010, compared to 22.0% for the three months ended September 30, 2009.  In the U.S., SG&A was $20.2 million for the three months ended September 30, 2010, compared to $18.0 million for the three months ended September 30, 2009, an increase of $2.2 million, or 12.2%.  SG&A for our U.S. operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 increased primarily due to (i) an increase of $1.4 million in domestic payroll and payroll-related expenses from $9.9 million for the three months ended September 30, 2009 to $11.3 million for the three months ended September 30, 2010, which is attributable to annual merit increases for domestic employees effectuated on March 1, 2010, an increase in sales commissions due to an increase in year over year sales; (ii) an increase of $0.4 million in occupancy related charges; (iii) an increase of $0.3 million in professional fees; and (iv) an increase of $0.5 million due to increases in commissions paid to third party sales agents and related marketing expenses of $0.5 million.  These increases were partially offset by a reduction of $0.3 million in domestic non-cash stock-based compensation expense from $2.4 million for the three months ended September 30, 2009 to $2.1 million for the three months ended September 30, 2010 and a reduction of $0.2 million for property taxes.  SG&A from our foreign operations was $2.9 million for the three months ended September 30, 2010, compared to $2.3 million for the three months ended September 30, 2009, an increase of $0.6 million, or 26.1%.  Increases in professional fees and payroll related expenses were the primary reasons for this change.

Depreciation and amortization.  Consolidated depreciation and amortization was $15.8 million for the three months ended September 30, 2010, compared to $13.5 million for the three months ended September 30, 2009, an increase of $2.3 million, or 17.0%. Consolidated depreciation and amortization as a percentage of revenue was 15.2% for the three months ended September 30, 2010, compared to 14.6% for the three months ended September 30, 2009.  The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment in the three months ended December 31, 2009 and the nine months ended September 30, 2010, and the full period effect of depreciation on property and equipment acquired during the nine months ended September 30, 2009 and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010.

Interest income.  Interest income, substantially all of which was earned in the U.S., was $0.1 million for the three months ended September 30, 2010, compared to a negligible amount for the three months ended September 30, 2009.  This increase primarily relates to an increase in average balances available for investment during the three months ended September 30, 2010.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $1.3 million for each of the three months ended September 30, 2010 and 2009.

Other income (expense), net. Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income (expense), net was other income, net of $1.0 million for the three months ended September 30, 2010, compared to a net expense of $0.5 million for the three months ended September 30, 2009, a change (decrease) of $1.5 million.  In the U.S., we had a negligible amount of other income, net for the three months ended September 30, 2010, compared to other income, net of $0.2 million for the three months ended September 30, 2009, reflecting a change (decrease) of $0.2 million.  For our foreign operations, other income (expense), net was other income, net of $1.0 million for the three months ended September 30, 2010, compared to a net expense of $0.7 million for the three months ended September 30, 2009, a change of $1.7 million.  For the three months ended September 30, 2010, consolidated other income, net was comprised of a net gain on foreign currency of $1.1 million, partially offset by a net loss on the sale or disposition of property and equipment of $0.1 million.  For the three months ended September 30, 2009, consolidated other expense, net was comprised of a loss on foreign currency of $0.5 million, a loss on the sale or disposition of property and equipment of $0.2 million offset by other gains of $0.2 million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $11.7 million for the three months ended September 30, 2010, compared to a provision for income taxes of $0.2 million for the three months ended September 30, 2009.  The provision for income taxes for the three months ended September 30, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $11.2 million, plus a provision for certain capital-based state taxes of $0.5 million.  The provision for income taxes during the three months ended September 30, 2009 was provided for certain capital-based state taxes.  For the three months ended September 30, 2009, because of the anticipated loss for federal income tax purposes for 2009, we released a portion of the valuation allowance previously established against deferred tax assets to the extent of a provision for income taxes otherwise required.

Liquidity and Capital Resources

We had working capital of $123.7 million at September 30, 2010, compared to working capital of $88.6 million at December 31, 2009, an increase of $35.1 million.  This increase was primarily attributable to an increase in unrestricted cash of $29.5 million from $165.3 million at December 31, 2009 to $194.8 million at September 30, 2010, an increase in prepaid costs and other current assets of $5.4 million, an increase in accrued expenses of $5.1 million, a decrease in accounts payable of $4.8 million, a decrease in deferred revenue - current portion of $2.0 million and a decrease in accounts receivable of $1.4 million.  The increase in unrestricted cash at September 30, 2010 was primarily attributable to cash provided by operating activities of $117.3 million and cash generated by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $5.6 million, partially offset by the use of cash to purchase property and equipment of $88.0 million and for the scheduled debt service payments totaling $5.6 million.

Net cash provided by operating activities was $117.3 million during the nine months ended September 30, 2010, compared to $105.0 million during the nine months ended September 30, 2009, an increase of $12.3 million.  Net cash provided by operating activities during the nine months ended September 30, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $46.5 million, the change in deferred tax assets of $31.6 million and stock-based compensation expense of $6.5 million, plus the changes in working capital components.  Net cash provided by operating activities during the nine months ended September 30, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $37.7 million and stock-based compensation expense of $8.3 million.  The year over year increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense) offset by the difference in the changes in working capital components, the most significant one of which was deferred revenue, a significant source of cash from operating activities in the 2009 period.  In 2009, cash received for installation payments, which are amortized over the estimated customer relationship period, exceeded amortization of deferred revenue.  In 2010, because the average customer orders were smaller than in prior years, emphasis on installation payments decreased, which resulted in amortization of deferred revenue exceeding cash collections of installation payments.

Net cash used in investing activities was $87.7 million during the nine months ended September 30, 2010, compared to $80.0 million during the nine months ended September 30, 2009, an increase of $7.7 million.  Net cash used in investing activities during the nine months ended September 30, 2010 was attributable to the purchases of property and equipment of $88.0 million, offset by the proceeds generated from sales of property and equipment of $0.3 million.  Net cash used in investing activities during the nine months ended September 30, 2009 was attributable to the purchases of property and equipment of $80.0 million.

Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2010, which is comprised of the principal payment under the Secured Credit Facility of $5.6 million and the purchase of treasury stock of $0.3 million, offset by the proceeds from the exercise of warrants of $5.0 million, the proceeds from the exercise of options to purchase shares of common stock of $0.6 million and the release of restricted cash and cash equivalents of $0.1 million.  Net cash generated by financing activities was $9.8 million during the nine months ended September 30, 2009, which is comprised of the proceeds from the exercise of options to purchase shares of common stock of $7.7 million and the proceeds from the exercise of warrants of $4.8 million, partially offset by the principal payment under the Secured Credit Facility of $2.2 million, the purchase of treasury stock of $0.3 million and the principal payment on our capital lease obligation of $0.2 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the Secured Credit Facility comprised of: (i) an $18.0 million Revolver; (ii) a $24.0 million Term Loan: and (iii) an $18.0 million Delayed Draw Term Loan.  The initial lenders under the Secured Credit Facility were Societe Generale and CIT Lending Services Corporation.  The Secured Credit Facility matures on the fifth anniversary of the closing date (February 28, 2013).  The Secured Credit Facility is secured by substantially all of our domestic assets.  The Secured Credit Facility prohibits us from paying dividends (other than in our own shares or other equity securities) and from making certain other payments, including payments to acquire our equity securities other than under specified circumstances, which include the repurchase of our equity securities from employees and directors in an aggregate amount not to exceed $15.0 million.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added SunTrust Bank as an additional lender and increased the amount of the Secured Credit Facility to $90.0 million effective October 1, 2008.  The availability under the Revolver increased to $27.0 million, the Term Loan increased to $36.0 million and the available Delayed Draw Term Loan increased to $27.0 million.  Additionally, the Delayed Draw Term Loan option available under the Secured Credit Facility, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and subsequently extended to December 31, 2009.  On December 31, 2009, we borrowed $24.57 million under the Delayed Draw Term Loan.  We are party to two interest rate swaps, which are utilized to modify our interest rate risk under the $24.0 million (original principal) Term Loan and the $12.0 million (original principal) Term Loan.  We have chosen 30 day LIBOR as the interest rate during the term of the interest rate swaps (30 day LIBOR was 0.25938% at September 30, 2010).

During the nine months ended September 30, 2010, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use, as needed, our net cash from operations, cash reserves and the Revolver to fund our future capital projects.

We, from time to time, commit capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  We also commit capital for investments in selected markets and have announced our intention to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  It is possible, based upon these investment plans, that our capital expenditures in 2010 may exceed our net cash generated from operating activities for the year.  We believe, however, we have sufficient liquidity to fund such investment plans.

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

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$94.3	$83.6	$10.7	12.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	32.6	30.7	1.9	6.2%
Selling, general and administrative expenses	20.2	18.0	2.2	12.2%
Depreciation and amortization	14.1	11.7	2.4	20.5%
Operating income	27.4	23.2	4.2	18.1%
Other income (expense):
Interest income	0.1	—	0.1	NM
Interest expense	(1.3)	(1.3)	—	—
Other income, net	—	0.2	(0.2)	NM
Income before income taxes	26.2	22.1	4.1	18.6%
Provision for income taxes	11.0	0.2	10.8	NM
Net income	$15.2	$21.9	$(6.7)	(30.6)%

United Kingdom and others:

	Three Months Ended September 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$9.4	$8.8	$0.6	6.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.1	3.2	(0.1)	(3.1)%
Selling, general and administrative expenses	2.9	2.3	0.6	26.1%
Depreciation and amortization	1.7	1.8	(0.1)	(5.6)%
Operating income	1.7	1.5	0.2	13.3%
Other income (expense):
Other income (expense), net	1.0	(0.7)	(1.7)	NM
Income before income taxes	2.7	0.8	1.9	237.5%
Provision for income taxes	0.7	—	0.7	NM
Net income	$2.0	$0.8	$1.2	150.0%

NM—not meaningful

The segment results for the three months ended September 30, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

United States:

	Nine Months Ended September 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$274.3	$242.3	$32.0	13.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	93.6	87.2	6.4	7.3%
Selling, general and administrative expenses	61.6	53.9	7.7	14.3%
Depreciation and amortization	41.3	33.0	8.3	25.2%
Operating income	77.8	68.2	9.6	14.1%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7)%
Interest expense	(3.7)	(3.6)	0.1	2.8%
Other income, net	0.7	0.6	0.1	16.7%
Income before income taxes	74.9	65.5	9.4	14.4%
Provision for (benefit from) income taxes	30.8	(4.7)	35.5	NM
Net income	$44.1	$70.2	$(26.1)	(37.2)%

United Kingdom and others:

	Nine Months Ended September 30,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$27.3	$23.5	$3.8	16.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	9.3	8.4	0.9	10.7%
Selling, general and administrative expenses	8.1	7.2	0.9	12.5%
Depreciation and amortization	5.2	4.7	0.5	10.6%
Operating income	4.7	3.2	1.5	46.9%
Other (expense) income:
Other (expense) income, net	(0.1)	1.3	(1.4)	NM
Income before income taxes	4.6	4.5	0.1	2.2%
Provision for income taxes	1.6	—	1.6	NM
Net income	$3.0	$4.5	$(1.5)	(33.3	) %

NM—not meaningful

The segment results for the nine months ended September 30, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the nine months ended September 30, 2010, our foreign activities accounted for 9.1% of consolidated revenue.  The translation rate for the British pound compared to the U.S. dollar was substantially flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Due to the strengthening of the U.S. dollar against the British pound, the translation rate for the three months ended September 30, 2010 decreased 5.6% compared to the translation rate used for the three months ended September 30, 2009.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, our borrowings bear interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increases, our cost of borrowing would also increase, if not hedged, thereby increasing the costs of our investment strategy.  We have chosen 30 day LIBOR as the interest rate.  On August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to $24.0 million borrowed under the Term Loan for three years at 3.65% per annum, plus the applicable margin of 3.00%.  On October 1, 2008, we borrowed an additional $12.0 million under the expanded Term Loan.  On November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12.0 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense with respect to the Term Loans compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates during the terms of the swaps.  Also, in December 2009, we borrowed $24.57 million available under the Delayed Draw Term Loan.  The interest rate was 30 day LIBOR (0.23094% at December 29, 2009) plus the applicable margin of 3.00%.  The interest rate at September 30, 2010 was 3.25938% (30 day LIBOR of 0.25938% at September 30, 2010, plus the applicable margin of 3.00%).  We have not entered into a swap arrangement to fix our borrowing costs under the Delayed Draw Term Loan and accordingly, we are subject to interest fluctuations on the outstanding balance under the Delayed Draw Term Loan ($22.95 million at September 30, 2010).  Additionally, after the expiration of each interest rate swap in August 2011 and November 2011, unless they are renewed, the Term Loan will also bear interest at 30 day LIBOR, plus the applicable margin of 3.00%.

As of September 30, 2010, we had $51.7 million outstanding under the Secured Credit Facility.  Additionally, we had a $1.3 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets.  In addition to these carriers, several other competitors, such as facilities-based communications service providers including CLECs, cable television companies, electric utilities and large end-users with private networks offer services similar to those offered by us.  Many of our competitors have greater financial, managerial, sales and marketing and research and development resources than we do.  Recently, certain competitors in our largest market have consolidated or undergone a change in control.  Increased activity by these competitors could result in downward pricing pressure or loss of customers, which could adversely affect our business, financial condition and results of operations.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could have a negative impact on the market price of our common stock.

We recently filed with the Securities and Exchange Commission a Form S-3 shelf registration statement on behalf of certain funds advised by Franklin Mutual Advisers, LLC that beneficially own an aggregate of 4,871,810 shares of our common stock.  These shares, which may be offered and sold from time to time, represent 19.0% of our outstanding shares based on the number of shares of our common stock outstanding as of September 30, 2010.  Sales by these stockholders of a substantial number of shares, or the perception that these sales might occur, could have a negative impact on the market price of our common stock.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1	AboveNet, Inc. Amended and Restated 2010 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: November 8, 2010	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	AboveNet, Inc. Amended and Restated 2010 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.