Form 10-K
period 2010-12-31
ABOVENET INC
filed 2011-03-01
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Common Stock, par value $0.01 per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was approximately $954.6 million.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 24, 2011, was 25,799,658.

DOCUMENTS INCORPORATED BY REFERENCE:  NOT APPLICABLE

Table of Contents

ABOVENET, INC.

For The Year Ended December 31, 2010

i

PART I

ITEM 1.  BUSINESS

Overview

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) provides high-bandwidth connectivity solutions primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies, in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our communications infrastructure and global Internet protocol (“IP”) network are used by a broad range of companies such as commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms and medical and health care institutions.  Our customers rely on our high speed, private optical network for electronic commerce and other mission-critical services, such as business Internet and cloud applications, regulatory compliance, disaster recovery and business continuity.  We provide lit broadband services over our metro networks, long haul network and global IP network utilizing equipment that we own and in some cases, lease and operate.  In addition, we also provide dark fiber services to selected customers.  Unlike competitive local exchange carriers (“CLECs”), we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.  We also sometimes resell equipment and provide certain other services to customers, which are sold at our cost, plus a margin.  We have included a Glossary of Terms beginning on page 14 to explain the many technical terms that are commonly used in our industry to assist you to better understand our business.  We recommend that you refer to this Glossary as you review the description of our business.

 We are a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through our fiber-optic networks in metro markets, our long haul network connecting those markets and our IP network.  Our metro market networks have significant reach and breadth and span over 2.1 million fiber miles across over 7,500 cable route miles.  Our long haul fiber-optic communications network spans over 13,000 cable route miles and interconnects each of our U.S. metro networks and each of our European markets.  We operate DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We use undersea capacity on the Japan-US Cable Network (“JUS”) to provide connectivity between the U.S. and Japan and capacity on the trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe.

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

We recently opened the Denver, Paris, Amsterdam and Frankfurt markets.  Our metro and long haul market metrics discussed herein are as of December 31, 2010 and do not include additions to the networks made in those or other markets since that date.  We intend to open Toronto as a market in 2011.

Business Strategy

Our primary strategy is to become the preferred provider of high-bandwidth connectivity solutions in our target markets.  Specifically, we are focused on the sale of high-bandwidth transport solutions to enterprise and carrier customers.  The following are the key elements of our strategy:

•
Use the depth and breadth of our metro networks to provide our solutions, not only in central business districts, but also into the suburbs where many data centers, office parks and back office data center operations reside.

•	Leverage our excellent relationships with our customers and our strong balance sheet to invest in customers in ways our competition may find difficult.
•	Provided connectivity in Tier 1 markets with a density of enterprise and carrier customers and third party data centers, where many potential customers locate their IT infrastructure.
•	Connect to data centers where many enterprise customers locate their information technology infrastructure.
•	When needed, differentiate ourselves by providing a high level of customization of our services designed to meet our customer’s requirements.
•
Deliver the services we offer over our metro networks, which often provide our customers with a dedicated pair of fibers.  This use of dedicated fiber is a low latency, physically secure, flexible and scalable communications solution, which we believe is difficult for many of our competitors to replicate.

•	Use our metro fiber assets to drive the adoption of leading edge inter-city wide area network (WAN) services such as IP VPN services and long haul connectivity solutions.
•	Intensify our focus on sales to media companies with high-bandwidth requirements.
•	Provide the infrastructure services that our customers need as their networks expand through the use of virtualization and cloud services.
•	Fulfill the needs of customers that are required to comply with financial and other regulations related to data availability, disaster recovery and business continuity.
•
Target Internet connectivity customers that can leverage the scalability and flexibility of fiber access to their premises to drive their electronic commerce and other high-bandwidth applications, such as social networking, gaming and digital media transmission.

•	Provide telecommunications carriers, also referred to as carriers, that lack a last mile solution for their customers with a broad array of lit solution alternatives.
•	Develop and use independent sales agents as a means to provide our sevices to a wider array of potential customers.

We are able to provide high quality, customized services at competitive prices as a result of a number of factors, including:

•	Our significant experience in providing high-end customized network solutions (such as DWDM) for enterprises and telecommunications carriers.
•	Our focus on providing certain core optical and ethernet-based services rather than the full range of more complex legacy telecommunications services.
•
Our metro networks typically include fiber cables with 432, and in some cases 864, fibers in each cable, which is substantially more fiber than we believe most of our competitors have installed.  This provides us with sufficient fiber inventory to supply dedicated fiber services to customers, as appropriate.

•	Our modern networks with advanced fiber-optic technology are less costly to operate and maintain than older copper-based networks.
•	Our use of state-of-the-art technology in all elements of our networks, from fiber to optical and IP equipment, provides leading edge solutions to customers.
•	The architecture of our metro networks, which facilitates high performance solutions in terms of loss and latency.
•
The spare conduit we install, where practical, allows us to install additional fiber-optic cables on many routes without the need for additional rights-of-way.  This use of the depth and breadth of our network reduces expansion and upgrade costs in the future, and provides significant capacity for future growth.

Our Networks and Technology

Service Coverage

Through our metro, long haul and IP networks, we provide services in and between the following markets:

•	Boston
•	New York City metro
•	Philadelphia
•	Baltimore
•	Washington, D.C./Northern Virginia corridor
•	Atlanta
•	Miami
•	Houston
•	Dallas
•	Austin
•	Denver
•	Phoenix
•	Los Angeles
•	San Francisco Bay area
•	Portland
•	Seattle
•	Chicago
•	London
•	Paris
•	Amsterdam
•	Frankfurt

We operate metro networks in each of these markets, except Miami.  Including fiber we own, fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.1 million fiber miles and over 7,500 cable route miles.  Our network footprint typically allows us to serve data centers, enterprise locations, network POPs, central offices, carrier hotels and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 6,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.  In Miami, we provide services over our long haul and IP networks.  In Paris, Amsterdam and Frankfurt, we provide services over a shared network operating on leased fiber as well as over our long haul and IP networks.

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

•
Modern Fiber – We have deployed modern, high quality optical fiber that can be used for a wide range of network applications.  Standard single mode fiber is typically included on most cables while longer routes also contain non-zero dispersion shifted fiber that is optimized for longer distance applications operating in the 1550 nm range.  Much of our network is well positioned to support the more stringent requirements of transport at rates of 40 Gbps and above.

•
High Performance Architecture – We design customer networks with direct, optimum routing between key areas and in a manner that minimizes the number of POP locations, which enables us to deliver our services at a high level of performance.  Because many of our metro lit services are delivered over dedicated fibers not shared with other customers, a customer’s private network can be optimized for its specific application.  Further, by using dedicated fiber, we can deliver our services without the need to transition between various shared or legacy networks.  As a result, our customers experience enhanced performance in terms of parameters such as latency and jitter, which can be caused by equipment interface transitions.  The use of dedicated fibers for customers also permits us to address future technology changes that may take place on a customer specific basis.

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

On-Net Buildings

Our metro networks connect to over 2,600 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,100 route miles and over 135,000 fiber miles (which are part of the 2.1 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 2,000 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission-critical for our customers.

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

•
Central Offices, Carrier Hotels and Data Centers - Our network connects to over 200 central offices in the markets that we serve.  The network also has a presence in most significant carrier hotels within our active markets.  We currently connect to buildings containing over 400 data centers, of which over 300 are third party data center locations.

•
Additional Buildings - In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our markets that spans over 13,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, the overland portion of our long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.  We are currently in the process of updating most of the network to 40 Gbps capacity from 10 Gbps capacity.  We connect the U.S. and European portions of our long haul network with undersea capacity, including capacity on the TAT-14 cable.  We also connect our U.S. markets to Tokyo on the JUS cable.

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

As a Tier 1 IP network provider, we have peering arrangements with most other providers which allow us to exchange traffic with these other IP networks.  We have devoted a substantial amount of time and resources to building our substantial peering infrastructure and relationships and we believe that this extensive peering fabric, combined with our advanced network, produces a positive customer experience.

 Network Management

Our global network management center (“NMC”) is located in Herndon, Virginia and provides round-the-clock network surveillance, provisioning and customer service.  Our metro networks, long haul network, IP network and the private networks we set up for our customers, which link together two or more of their locations, are constantly monitored in order to respond to any degrading network conditions or network outages.  The NMC’s staff serves as the focal point for managing our service level agreements, or SLAs, with our customers and coordinating network maintenance activities.  Our NMC also serves as our focal point for provisioning new services on our optical network.  We work closely with our customers to ensure that all services are tuned up in a timely and error free manner.

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

Services

We provide high-bandwidth connectivity solutions, primarily in three service groups: fiber infrastructure services, metro services and WAN services.  We also resell equipment and provide technical services to customers, which are sold at our cost, plus a margin.  Unlike competitive local exchange carriers (“CLECs”), we do not provide voice services, services to residential customers or a wide range of lower-bandwidth services.

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

Demand for fiber services is driven by key business initiatives including business continuity and disaster recovery, network consolidation and convergence, growth of wireless communications, and industry-specific applications such as high definition video transport and patient record management.  Typically, Fortune 1000 and FTSE 500 enterprises with data intensive needs in industries such as financial services, social networking, technology, media, retail, energy and healthcare comprise the target customer base for our fiber optic infrastructure offerings.

Metro Services

We offer a number of high-bandwidth metro service offerings in our active metro markets ranging from 100 Mbps to 40 Gbps connectivity.  These services range from simple point-to-point ethernet connectivity to complex multi-node wavelength-division multiplexing (“WDM”) solutions.  Our metro services have a number of important features that differentiate us from many of our competitors:

•	A substantial portion of our metro services are deployed over dedicated fiber from end-to-end, or out from a shared router.
•	This dedicated fiber provides customers with significant scalability for any increasing traffic demand.
•	A service based on dedicated fiber provides a high level of security, a key concern for many high-bandwidth customers across a range of industries.
•	Our network architecture is not based on routing through central offices, which reduces network distances between customer locations and the resulting latency.
•	Some of our metro services are offered without the need for the customer to provide space and power, which may be difficult or expensive to obtain in many data centers.
•	A significant portion of our service offerings are Ethernet-based, not older TDM-based services.

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

We also offer a full range of Metro Ethernet services including point-to-point and multi-point service configurations at speeds from 100 Mbps to 10 Gbps (10000 Mbps) speeds.  We offer three different classes of our Metro Ethernet services with three different price points (higher, middle and lower) based upon level of service: (1) Private Metro Ethernet which utilizes customer dedicated equipment and fiber to deliver a completely private service with all of the associated operational, performance and security benefits; (2) Dedicated Metro Ethernet which utilizes shared equipment with reserved/guaranteed capacity, delivered to the customer location through dedicated fiber; and (3) Standard Metro Ethernet which utilizes shared equipment on a shared capacity basis, delivered to the customer location through dedicated fiber.

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

Our long haul services provide inter-city connectivity between our metro markets on our ultra long haul network at a variety of speeds ranging from 1 Gbps to 10 Gbps.  Our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

The attractiveness of our long haul services to our customers is further enhanced by our ability to extend the service from our long haul POP to the customer’s premises through our metro networks, thereby providing an end-to-end solution.  This flexibility and reach enables us to provide our long haul services on a differentiated basis.

We operate a Tier 1 IP network that provides high quality Internet connectivity for enterprise, web-centric, Internet and cable companies.  We offer connectivity to the Internet at 100 Mbps, 1 Gbps and 10 Gbps port levels in most of our active metro markets in the U.S. and Europe.  We believe our extensive number of peering partners, global reach and uncongested network approach produces a positive experience for our customers.  In addition to selling IP connectivity at data centers and other major IP exchanges, we offer our Metro IP service where we combine our metro fiber reach to deliver Internet connectivity to customer premises.  This service offering extends our significant IP capability, without the dilutive impact of traditional, shared access methods, to the customer location over dedicated fiber that will support full port speeds.

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

Sales and Marketing

Our sales force is based across most of our current U.S. and European service markets, is comprised of approximately 100 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in Europe, that have large bandwidth requirements.

Our sales strategy includes:

•	Positioning ourselves as a premier provider of high-bandwidth connectivity solutions.
•	Focusing on Fortune 1000 enterprises as well as content rich data companies (i.e. media, health care and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.
•	Providing last mile lit solutions to long haul carriers who lack the capability to provide this to their customers.
•	Capitalizing on our presence in over 400 data center locations, which house IT infrastructure for many enterprises and cloud computing capabilities.
•	Leveraging our strong balance sheet with a willingness to invest capital to grow with our customers.

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment and telecommunications sectors, as well as certain local, state and federal government entities, in some cases through third party integrators.  Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands.  Major web-centric companies similarly have needs for significant bandwidth and reliable networks.  Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base.  Telecommunications service providers continue to utilize our networks to connect to their customers, as well as to data centers and other traffic aggregation points.  Key drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, the emergence of cloud computing, the fast paced growth of social networking and gaming, compliance requirements under complex regulations such as the Sarbanes-Oxley Act or the Health Insurance Portability and Accountability Act (“HIPAA”) and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Segments

We operate our business as one operating segment and include segmented results based on geography.

Below is our revenue based on the location of our entity providing the service.  Long-lived assets are based on the physical location of the assets.  The following tables present revenue and long-lived asset information for geographic areas (in millions):

	Years Ended December 31,
	2010	2009	2008
Revenue
United States	$372.8	$328.0	$288.5
United Kingdom	42.4	35.8	36.1
Other	0.2	0.1	—
Eliminations	(5.7)	(3.8)	(4.7)
Consolidated Worldwide	$409.7	$360.1	$319.9

	December 31,
	2010	2009
Long-lived assets
United States	$502.9	$440.8
United Kingdom	37.9	28.3
Consolidated Worldwide	$540.8	$469.1

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results,” and Note 18, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details relating to our domestic revenues by service during the three years ended December 31, 2010 and our “revenue generated in the U.K. and other” during the three years ended December 31, 2010.

Research and Development

We depend upon our equipment vendors for technology developments in telecommunications equipment.  We test, combine and implement these technology developments to provide the highest level of services to our customers.

Competition

The telecom industry is intensely competitive and has undergone significant consolidation over the past few years.  Although there are multiple reasons for this consolidation, among the most prominent is the need to create scale given the capital intense nature of building networks.  With respect to our larger competitors, Verizon and AT&T (formerly SBC) have accounted for most of the consolidation through their purchases of MCI and AT&T, respectively.  In the mid-market, Level 3 was responsible for a significant portion of the consolidation by acquiring a large number of facilities-based telecommunications providers.  More recently, Lightower has combined a number of facilities-based service providers in the New York and Boston metro areas.

We face competition from CLECs and other facilities-based telecommunications providers including the ILECs who currently have a large share of the local markets and are aggressively deploying their own fiber.  CLECs generally offer a much broader array of services than we do and tend to compete more directly with each other and the ILECs across a larger segment of customers than our customer base.

The Internet connectivity business is intensely competitive and includes many providers such as AT&T, Verizon, Level 3, Global Crossing and Cogent.  As a result of this competition, while Internet traffic has continued to grow at a substantial rate over the past five years, pricing has declined significantly, which has negatively affected revenue growth.  Our other WAN services face significant competition from a number of providers including XO, Global Crossing and Level 3.

Our fiber infrastructure services face competition from numerous local and regional fiber providers and in some cases from CLECs.

In the European market, we compete with a number of other telecommunications companies, including British Telecom, Cable & Wireless, Colt Telecom, Global Crossing and EU Networks.

Personnel

Our workforce levels have increased over the last three years as our business has expanded.  As of December 31, 2010, 2009 and 2008 our work force was deployed as follows:

	December 31,
	2010	2009	2008
U.S.	598	567	537
U.K.	90	77	76
Japan	1	1	1
Netherlands	1	1	1
Germany	1	—	—
France	1	—	—
Total	692	646	615

We consider our relations with our workforce to be good.  None of our employees is represented by a union.

Regulation

In the U.S., the Federal Communications Commission, which we refer to as the FCC, and various state regulatory bodies regulate some aspects of certain of our services.  In some local jurisdictions, we must obtain approval to operate or construct our networks.  In Europe, we are subject to regulation by the agencies having jurisdiction over the provision of transmission services.  In addition, we are subject to numerous federal, state and local taxes, fees or surcharges on our products and services.

Federal

In the U.S., federal telecommunications law directly shapes the market in which we compete.  We offer two types of services that fall under the jurisdiction of the FCC-the leasing of dark fiber and the provision of telecommunications transmission services-that are subject to varying degrees of regulation by the FCC pursuant to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, which we refer to as the 1996 Communications Act, and by FCC regulations implementing and interpreting the 1996 Communications Act.

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

In most states, the FCC exercises jurisdiction over the rates that many power utilities and telecommunications carriers charge to other companies to lease space on their telephone poles or electrical towers or in their conduits in order to install fiber optic cable.  This jurisdiction derives from Section 224 of the Federal Communications Act of 1978, later expanded in the 1996 Communications Act.  The statute makes it possible for states to preempt the FCC’s jurisdiction over rates for and access to poles and conduits where the state certifies to the FCC that it regulates such rates and access.  The purpose of the law is to make it easier for cable companies and competitive telecommunications providers to build out their own networks.  We have many pole attachment agreements with ILECs and power utilities – some of these agreements reflect rates that were voluntarily negotiated, but many reflect rates established pursuant to the FCC’s regulations, which implement provisions of Section 224.  In recent years, some utilities have interpreted the regulations in a way that can impose what we believe to be excessive costs on competitive carriers, including us.  To the extent utilities are successful in maintaining these interpretations of the rules they can increase our cost of doing business.  In late 2007, the FCC initiated rulemaking proceedings to examine the pole attachment rate formula; specifically, whether a single rate should apply to all attachers providing broadband services and, if so, upon what formula that rate should be based, whether incumbent local exchange carriers should be entitled to the same rate as other telecommunications service providers, and other related matters.  That proceeding remains pending.  A possible outcome of the proceeding is that our rates for access to the poles and conduit of utilities and other carriers could increase.

Internet access services, including IP connectivity services that we provide, are treated as unregulated “information services” under Title I of the 1996 Communications Act, and are not subject to regulatory fees.  The FCC has issued orders confirming that other forms of IP bandwidth services, including Digital Subscriber Line service, Cable Modem service and Broadband Over Powerline service, are defined as “information services” and so are not subject to regulatory fees.  However, the dramatic growth of Voice over Internet Protocol (“VoIP”) services has caused intense focus on the regulatory status of IP services.  The FCC recently required that providers of interconnected VoIP service must provide access to emergency 911 services, must comply with federal law enforcement and “wiretap” statutes, contribute to the federal universal service fund, and must pay certain regulatory fees.  Some of these FCC decisions are under appeal before federal courts of appeals.  While these decisions have focused on providers of interconnected VoIP service, which we do not provide, there is nevertheless substantial uncertainty concerning the regulatory status of IP-based services generally.  This general uncertainty raises the concern that the FCC may extend other traditional telecommunications regulation to VoIP and /or other IP-based services, including the IP connectivity services that we offer.  If this occurs, it could lead to an increase in the intercarrier compensation, universal service contributions and regulatory fees required to be paid by us related to such services.

The FCC adopted a National Broadband Plan (“NBP”) in March 2010 that is intended to serve as a roadmap for a host of regulatory measures and reforms that are intended to facilitate and accelerate the deployment of broadband services across the U.S.  The NBP is not self-executing; it envisions a series of actions taken in related ongoing and future FCC proceedings to implement its recommendations.  Some of the recommendations, if ultimately implemented, could be unfavorable to our business.  Other NBP recommendations, if implemented, could be favorable to our business.  For example, we could benefit from implementation of a finding that low and uniform pole attachment rates should be established, and from implementation of policies designed to encourage a shift to IP-to-IP interconnection where efficient.  These and other NBP recommendations will be considered for implementation in a series of FCC proceedings over the next few years.  In February 2011, the FCC issued a Notice of Proposed Rulemaking in which it proposes to substantially reform the current regulatory regime that applies to intercarrier compensation and distribution of federal Universal Service funding in ways that are consistent with NBP findings and recommendations.

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

State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state.  We are currently authorized to provide intrastate telecommunications services in Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington and West Virginia.  At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently operate or intend to operate will have any material adverse effect on our operations.  These regulations may require, among other things, that we maintain certifications to operate and utilize the public rights-of-way, that we obtain certain environmental approvals before we construct new facilities, and that we provide notification of, or obtain authorization for, specified corporate transactions, such as incurring debt or encumbering our telecommunications assets.  We will incur costs to comply with these and other regulatory requirements, such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including, in some states, contributions to state universal service programs.  Notwithstanding federal and state laws and regulations requiring nondiscriminatory access to public rights-of-way, in some jurisdictions certain of our competitors, especially ILECs, have certain advantages by reason of having obtained approvals for operation under prior, less regulatory intensive regimes.  For example, in California, certain competitors of ours are subject to less rigorous environmental review procedures for proposed construction than we are, thereby enabling them potentially to construct new facilities more quickly than us and at a lower cost.  The issue is currently under review by the California Public Utility Commission.  In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions.

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

Local

In addition to federal and state laws, local governments exercise legal authority that can affect our business.  For example, local governments, such as the City of New York, typically manage access to public rights-of-way subject to the limitation that local governments may not prohibit persons from providing telecommunications services, may only collect fair and reasonable compensation from telecommunications providers for access to public rights-of-way and may not treat telecommunications providers in a discriminatory manner.  Because of the general need for telecommunications providers to obtain approvals from local governments to access the public rights-of-way, local authorities can affect the timing and costs associated with our use of public rights-of-way.

Regulation of the Internet

Laws and regulations that apply directly to the Internet are becoming more prevalent.  The U.S. Congress frequently considers laws regarding privacy and security relating to the collection and transmission of information over the Internet.  Congress also addressed the need for regulation on the protection of children, copyrights, trademarks, domain names, taxation and the transmission of sexually explicit material over the Internet.  The European Union adopted its own privacy regulations and other countries may do so in the future.  Other countries have taken actions to restrict the free flow of material deemed objectionable over the Internet.

The scope of laws and regulations applicable to the Internet is subject to conflicting interpretations and developments.  The applicability to the Internet of laws and regulations from various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is unsettled and may take years to resolve.  For example, the 1996 Communications Act prohibits the transmission of certain types of information and content over the Internet but the scope of this prohibition is currently unsettled.  In addition, although the courts have held substantial parts of the Communication Decency Act to be unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation as well as laws covering issues such as intellectual property rights over the Internet and the characteristics and quality of Internet services and consumer protection laws.  In the U.S., federal agencies, such as the FCC and the Federal Trade Commission, occasionally have overlapping jurisdiction in matters regarding privacy, consumer protection and fraud that are part of Internet-based services or transactions.  In addition, several state regulators and lawmakers also exercise jurisdiction in these areas.  Foreign countries have also enacted laws in these fields.

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

Regulation in the European Union

European Union regulation

A package of five key European directives: the Framework Directive, the Authorisation Directive, the Access Directive, the Universal Services Directive and the Privacy Directive (collectively known as the “2003 regime”) provide for a common regulatory framework for electronic communications networks, services, interconnection and privacy in the European Union.

Under the Framework Directive, the European Commission was required to review the effectiveness of the 2003 regime.  This review led to recent amendments involving the enactment of three legislative measures:  the Better Regulation Directive that amends the Framework Directive, the Access Directive and the Authorization Directive; the Citizens’ Rights Directive that amends the Universal Services Directive and the Privacy Directive; and a regulation establishing the Body of European Regulators for Electronic Communications (“BEREC”) to ensure fair competition and more consistency of regulation of the telecommunications markets across the European Union  member states.  The Better Regulation Directive and the Citizens’ Rights Directive became effective as of December 19, 2009 and the BEREC became effective as of January 7, 2010.

Implementation of the 2003 regime and the new directives

In respect of the 2003 regime, the European Union member states were required to pass legislation to implement the 2003 regime.  France, Germany, the Netherlands and the U.K., through various legislative enactments, have implemented the 2003 regime into their local law.

In respect of the Better Regulation Directive and the Citizens’ Rights Directive, European Union member states (this includes France, Germany, the Netherlands and the U.K.) must adopt measures to implement these directives by May 25, 2011.  It is not possible, at this stage, to assess the impact of these new directives on the French, German, Dutch and U.K. telecommunications regulatory regimes.

Regulation in the United Kingdom

In the U.K., the Communications Act 2003 provides for a general authorization regime that imposes an obligation on electronic communication providers to comply with conditions, known as the General Conditions of Entitlement.  A breach of any of these conditions could lead the regulator, the Office of Communications (“OFCOM”), to impose fines and, potentially, suspend or revoke the right to provide electronic communications networks and services.  The Communications Act 2003 provides certain operators with Code Powers.  We hold such Code Powers as a result of automatic entitlement arising from our previous status as a license holder.  Code Powers provide operators with legal powers to construct and maintain networks on both public and private land, including the right to install networks on public highways.  We are entitled to provide electronic communication networks and services throughout the U.K. and are liable for property taxation (“Business Rates”) on the amount of fiber in use and in our control during each fiscal year.  These Business Rates are levied on companies by the U.K. local government authorities for the boroughs through which the fiber passes.

Regulation in France, Germany and the Netherlands

France, Germany and the Netherlands each have general authorization regimes that are similar to the U.K. and are administered by their respective regulatory authorities.  In each, we have secured the necessary registrations to provide publicly available electronic communications services and/or operate a public electronic communications network.  As a result, we are subject to certain local general regulatory obligations in each jurisdiction, which include availability, secrecy, neutrality, safety measures and data retention.  In addition, we may be required to respond, whether periodically or on an ad hoc basis, to information requests of a technical, financial and commercial nature in order to allow such authority to calculate regulatory fees or further its market analysis or view on compliance.

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

In 2003, in connection with our emergence from bankruptcy protection, we changed the name of our parent company to AboveNet, Inc. and shifted our focus to taking advantage of our extensive fiber-optic assets by selling high-bandwidth solutions, primarily to enterprise customers.  As a result, we sold or disposed of businesses and assets not deemed central to this focus, including our managed web-hosting services business and data center business.

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

TAT-14 – this is an acronym for a trans-Atlantic undersea telecommunications cable system running between the U.S. and a number of points in Europe.

 Tier 1 – a network generally operated by an Internet service provider that connects to the entire Internet solely via peering connections.

Although there is no formal definition of the "Internet Tier hierarchy," the generally accepted definition among networking professionals is:

•	Tier 1 – A network that peers with every other network to reach the Internet.

•	Tier 2 – A network that peers with some networks, but still purchases IP transit (i.e., routing of traffic to all other places on the Internet) to reach at least some portion of the Internet.

•	Tier 3 – A network that solely purchases transit from other networks to reach the Internet.

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

VPLS – this is an acronym for virtual private LAN service, a multipoint VPN service using MPLS or other protocols.

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

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved.  Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, strength of competition and pricing, negative economic trends, rapid technology changes, ability to retain existing customers and attract new ones, outlook of customers, and the Company’s acquisition strategy and ability to integrate acquired companies and assets.

Other factors and risks that may affect the Company’s business and future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.  The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Available Information

We file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements.  These reports, and any amendments to these reports, are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Additionally, this information is available at the SEC’s website (http://www.sec.gov).  All of our SEC filings are available, free of charge, and as soon as practicable after they are filed with, or furnished to, the SEC on our website at www.above.net at the Investors - SEC Filings tab.

ITEM 1A.  RISK FACTORS

You should consider carefully, among other things, the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC before deciding to purchase, hold or sell our common stock.  If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially.  As a result, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.  The identified risks are not the only risks we face.  Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also could materially adversely affect our business, financial condition and results of operations.

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

These and other related factors could negatively affect our future operating results.

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

We rely on third party service providers for important parts of our business, including most of the fibers on which our long haul network operates and significant portions of the conduits into which our fiber optic cables are installed in our metro networks.  If these third party providers fail to perform the services required under the terms of our contracts with them or fail to renew agreements on reasonable terms and conditions, it could materially and adversely affect the performance of our services, and we may experience difficulties locating alternative service providers on favorable terms, if at all.  We rely on equipment vendors to provide the telecommunications equipment that we use to provide services to our customers.  In the event, such equipment vendors do not continue to provide us equipment on a timely basis, or fail to provide reliable, high quality equipment, our operations could be negatively affected.

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

Our revenue growth may be negatively affected if we are unable to extend existing customer commitments.

While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis.  To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, our revenue growth and cash flow may be negatively affected.

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

We have experienced severe difficulties developing and maintaining financial and other systems necessary to operate our business properly and for a period of over six years we could not file our periodic reports with the SEC for periods prior to December 31, 2008.

Our history of rapid initial growth, expansion through acquisitions with attendant integration issues, significant reorganization and restructuring activities and associated significant staffing reductions, budgetary constraints and attendant limitations on investment in internal systems had contributed to the risk of internal control deficiencies.

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis.  Pursuant to our assessment of internal control over financial reporting as of December 31, 2010 and 2009, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and 2009.  Our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and as of December 31, 2007 as we had material weaknesses in our internal control over financial reporting.  These weaknesses meant that there was more than a remote likelihood that we would not prevent or detect a material misstatement in our financial statements.

If we are unable to upgrade and improve our systems, or if the upgrading of such systems is not properly implemented, it could adversely affect our current levels of operations and our ability to grow.

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

The scope of many of these laws and regulations is subject to conflicting interpretations and significant uncertainty that may take years to resolve.  As a result of this uncertainty, we may be exposed to direct liability for our actions and to contributory liability for the actions of our customers or information distributed over our networks.

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

We incurred net losses from our inception through December 31, 2005.  In 2006, we generated net income, principally from the sale of our remaining data centers and in 2007, 2008, 2009 and 2010, we generated operating income and net income.  The net income reported for 2007 included the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries.  The net income reported for 2008 of $42.3 million included termination fees of $15.4 million (as described in Note 2, “Basis of Presentation and Significant Accounting Policies - Revenue Recognition,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  The net income reported for 2009 of $281.6 million included the recognition of non-cash tax benefits of $183.0 million relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.

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

In 2007 and 2008, we utilized cash in excess of our cash from operating activities to fund additional investments in property and equipment thus reducing our liquidity.  If our operating expenses or our investments in property and equipment increase, we may need to rely on our existing cash balance and funds available under our $250 Million Secured Revolving Credit Facility (described below) to meet our cash needs.  Our future capital requirements may increase if we acquire or invest in additional businesses, assets, services or technologies, which may require us to issue additional equity or debt.  We may also face unforeseen capital requirements for new technology that we require to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities and for other unanticipated expenses associated with running our business.  We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to us.  If we issue equity securities to raise additional funds, our existing stockholders may be diluted.  Additionally, our $250 Million Secured Revolving Credit Facility imposes limitations on the amount of additional indebtedness we may incur.

We have incurred secured indebtedness.

At February 24, 2011, we had $55.0 million outstanding under our $250 million revolving secured credit facility (the “$250 Million Secured Revolving Credit Facility”), which we closed on January 28, 2011.  The $250 Million Secured Revolving Credit Facility is secured by substantially all of our domestic assets and 65% of our ownership interests in AboveNet, Inc.’s  directly owned foreign subsidiaries.  A portion of the proceeds drawn at closing was used to repay in full and terminate our then existing secured credit facility (the “Secured Credit Facility”) and the remaining capacity is available for general corporate purposes, including capital investment.

We may not be able to generate sufficient cash flows in the future to repay the loans due under the $250 Million Secured Revolving Credit Facility.  Additionally, we may not be able to satisfy the requirements under the loan covenants.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 9, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this report.

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

Because we were unable to produce audited financial statements on a timely basis, we delayed the filing of our federal and state income tax returns for 2003 to 2006.  In January 2008, we filed the 2003 to 2005 income tax returns and in December 2008, we filed our income tax returns for the years ended December 31, 2006 and 2007.  Our income tax returns for 2008 and 2009 were timely filed.  However, we are still subject to federal and state tax audits.  We believe that we will not owe any material amount of income taxes, related penalties or interest in these jurisdictions due to the losses incurred by us.

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

Our charter documents, our Amended and Restated Stockholders’ Rights Agreement and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Amended and Restated Stockholders’ Rights Agreement and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock.  Our Amended and Restated Stockholders’ Rights Agreement has significant anti-takeover effects by causing substantial dilution under certain circumstances to a person or group that attempts to acquire us on terms not approved by our Board of Directors.  In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire control of us.  If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could have a negative impact on the market price of our common stock.

In August 2010, we filed with the Securities and Exchange Commission a Form S-3 shelf registration statement on behalf of certain funds advised by Franklin Mutual Advisers, LLC that beneficially own an aggregate of 4,871,810 shares of our common stock.  These shares, which may be offered and sold from time to time, represent 18.9% of our outstanding shares based on the number of shares of our common stock outstanding as of February 24, 2011.  Sales by these stockholders of a substantial number of shares, or the perception that these sales might occur, could have a negative impact on the market price of our common stock.

Our revenue includes certain fees that are not predictable.

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which are referred to as termination revenue.  Additionally, we have received settlements of our claims in various customer bankruptcy cases, which is also included in termination revenue.  Consolidated termination revenue amounted to $2.7 million, $3.9 million and $15.4 million in 2010, 2009 and 2008, respectively.  This revenue is not predictable and may not be sustainable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal properties currently are fiber optic networks and their component assets.  We own substantially all of the communications equipment required for operating our networks and our business.  Such assets are located at leased locations in the areas that we serve.

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices.  We lease properties to locate the POPs necessary to operate our networks.  Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2020.  Office and POP space is leased in the markets where we maintain our networks and generally ranges from 100 to 33,000 square feet under agreements that expire over the next 15 years (as of December 31, 2010), with the majority of leases expiring over the next 10 years.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

Our existing properties are in good condition and are suitable for the conduct of our business.

We do not own any real property.  As of December 31, 2010, we conducted our business in the U.S. through 118 operating leases totaling approximately 490,000 rentable square feet.

ITEM 3.  LEGAL PROCEEDINGS

Our significant legal proceedings are as follows:

We were a party to a fiber lease agreement with SBC Telecom, Inc. (“SBC”), a subsidiary of AT&T, entered into in May 2000.  We believed that SBC was obligated under this agreement to lease 40,000 fiber miles, reducible to 30,000 under certain circumstances, for a term of 20 years at a price set forth in the agreement, which was subject to adjustment based upon the number of fiber miles leased (the higher the volume of fiber miles leased, the lower the price per fiber mile).  SBC disagreed with such interpretation of the agreement and in 2003, the issue was litigated before the Bankruptcy Court of the Southern District Court of New York (the “Bankruptcy Court”).  In November 2003, the Bankruptcy Court agreed with our interpretation of the agreement, which decision SBC did not appeal.  Subsequently, SBC also alleged that we were in breach of our obligations under such agreement and that therefore we were unable to assume the agreement upon our emergence from bankruptcy.  We disagreed with SBC’s position, however in December 2005, the Bankruptcy Court agreed with SBC.  In 2006, we appealed certain aspects of the decision to the District Court for the Southern District of New York but the District Court denied our appeal.  In March 2007, we filed a notice of appeal to the Second Circuit Court of Appeals seeking relief with respect to the Bankruptcy Court’s determination that we were in default of the agreement with SBC.  During the term of the agreement, SBC paid us at the higher rate per fiber mile to reflect the reduced volume of services SBC believed it was obligated to take, in accordance with its understanding of the fiber lease agreement.  However, for financial statement purposes, we recorded revenue based on the lower amount per fiber mile for the fiber miles accepted by SBC, which was $2.3 million for the year ended December 31, 2008 and $2.0 million for each of the years ended December 31, 2007 and 2006.

In July 2008, we and SBC entered into the “Stipulation and Release Agreement” under which a new service agreement was executed for the period from July 10, 2008 to December 31, 2010.  Under this new service agreement, SBC agreed to continue to purchase the existing services at the current rate being paid by SBC for such services.  Further, SBC will have a fixed minimum payment commitment, which declines over the contract term.  SBC may cancel service at any time, subject to the notice provisions, but is subject to the payment commitment.  The payment commitment may be satisfied by the existing services or SBC may order new services.  Additionally, the May 2000 fiber lease agreement was terminated and we and SBC released each other from any claims related to that agreement.  The difference between the amount paid by SBC and the amount recognized by us as revenue, which aggregated $3.5 million at July 10, 2008 ($3.2 million at December 31, 2007), was recorded as contract termination revenue for the year ended December 31, 2008.

AboveNet Communications UK Limited, our principal U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”).  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, we were also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  We also had certain repair and maintenance obligations that we must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, we paid $3.0 million in damages pursuant to the ruling in the liability trial.  Additionally, we reimbursed GVN $1.8 million for legal fees and incurred our own legal fees of $2.4 million.  Further, we have incurred or are obligated for costs totaling $2.7 million to build additional network.  In early August 2008, we reached a settlement agreement under which we paid GVN $0.6 million and agreed to provide additional construction of duct at an estimated cost of $1.2 million and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and the chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, we paid $10.9 million in connection with this litigation.  During 2010, we provided an additional $0.9 million to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British Pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates over the years.  We have a remaining accrual balance of $0.7 million relating to this transaction included in our consolidated balance sheet at December 31, 2010.

In October 2010, Liquidity Solutions, Inc. (“LSI”) filed a motion in the chapter 11 cases captioned as In re 360networks (USA) inc. et al, S.D.N.Y. Bankr. No.: 01-13721 (ALG) (the “360 Cases”), requesting that the court compel the court appointed representative of the 360networks estates to commence a legal action against the members of the official committee of unsecured creditors, which includes us (the "Committee") in the 360 Cases for breach of fiduciary duty, negligence, gross negligence and fraud based on the facts and circumstances giving rise to the theft of approximately $40 million held on behalf of the Committee by its counsel, Dreier LLP.  These funds were stolen by Dreier LLP’s managing partner Marc Dreier.  Alternatively, LSI has requested that the court grant authority to LSI to file its own claims against the members of the Committee on behalf of the 360networks estates.  We served as one of the members of the Committee in the 360 Cases.  The court appointed representative has indicated to the court that it does not believe that there are viable causes of action against the members of the Committee.  To date, no legal proceeding has been filed against us.  In the event that such a proceeding is filed, we believe that we would have substantial defenses.

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

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABVT” since May 12, 2009.  Our shares traded on the over-the-counter market prior to our New York Stock Exchange listing.  The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the over-the-counter market as reported to NASDAQ from January 1, 2009 through May 11, 2009 and on the New York Stock Exchange from May 12, 2009 through December 31, 2010.

	High	Low
Year ended December 31, 2010
First Quarter Ended March 31, 2010	$67.00	$49.78
Second Quarter Ended June 30, 2010	$54.59	$41.12
Third Quarter Ended September 30, 2010	$55.24	$45.88
Fourth Quarter Ended December 31, 2010	$63.80	$51.89	*

Year ended December 31, 2009
First Quarter Ended March 31, 2009	$24.00	$14.50
Second Quarter Ended June 30, 2009	$41.63	$22.00
Third Quarter Ended September 30, 2009	$50.57	$34.63
Fourth Quarter Ended December 31, 2009	$66.00	$46.41

*	See discussion below regarding the Special Cash Dividend paid on December 27, 2010.

There were approximately 1,379 stockholders of record of AboveNet’s common stock as of February 24, 2011.

Cash Dividend and Related Matters

On November 23, 2010, we announced that our Board of Directors declared a special cash dividend of $5.00 per share on our common stock (the “Special Cash Dividend”).  We had previously received a waiver from the lenders under the Secured Credit Facility permitting the payment of such dividend.  The Special Cash Dividend was paid on December 27, 2010 to stockholders of record at the close of business on December 6, 2010.  The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129 million.  On December 20, 2010, our Board of Directors granted 40,508 restricted stock units to holders of unvested restricted stock units (the “RSU Dividend”) on the record date of the Special Cash Dividend and granted 9,281 shares of common stock (which were delivered on December 27, 2010) to holders of vested unexercised stock options (the “Option Dividend”) in order to provide these holders with an amount of securities that approximated the amount of the Special Cash Dividend.  Of the 40,508 restricted stock units granted, 1,246 vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, 28,656 are scheduled to vest on November 15, 2011, 9,360 are scheduled to vest on November 16, 2011 and up to 1,246 are scheduled to vest on or before March 15, 2012 based upon the achievement of certain performance targets established for fiscal year 2011.  We recorded stock-based compensation expense of $0.7 million in connection with the RSU Dividend and Option Dividend in 2010 and expect to incur additional non-cash stock-based compensation expense of $2.1 million with respect to the RSU Dividend in 2011.  Additionally, we paid an aggregate of $7,000 in cash to one former employee holding vested stock options and to the estate of one deceased employee who held vested stock options.  At the time we announced the declaration of the Special Cash Dividend, we also announced that we received a commitment from SunTrust Bank for a $250 million revolving credit facility, the proceeds of which were to be used for the repayment of our then existing Secured Credit Facility and for working capital and general corporate purposes.

We had not previously declared a cash dividend and we have no current intention of paying cash dividends in the future.  Any future determination with respect to the payment of cash dividends will be at the discretion of our Board of Directors and will be dependent upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition and such other factors as our Board of Directors may deem relevant.  Additionally, the Company’s $250 Million Secured Revolving Credit Facility contains certain restrictions on the Company’s ability to pay dividends.  (See Note 19, “Subsequent Events,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Description of AboveNet’s Equity Securities

In 2003, upon emerging from bankruptcy, we issued

•	17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled;

•	rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering, of which the rights to purchase 3,337,930 shares of common stock were exercised;

•
five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share (the “Five Year Warrants”), of which 70 Five Year Warrants were cancelled, 105,094 shares of common stock were returned to treasury to settle the aggregate exercise price in connection with net exercises and 1,313,754 shares of common stock were issued to warrant holders upon exercise; and

•
seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share (the “Seven Year Warrants”), of which 26 Seven Year Warrants were cancelled, 89,906 shares of common stock were returned to treasury to settle the aggregate exercise price in connection with net exercises and 1,579,384 shares of common stock were issued to warrant holders upon exercise.

In addition, 2,129,912 shares of common stock were originally reserved for issuance under our 2003 Plan.

On August 29, 2008, the Board of Directors of the Company approved our 2008 Plan.  The 2008 Plan is (and will continue to be) administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

The following table provides the details as of December 31, 2010, regarding our issuance and repurchase of shares of common stock since 2003.

Description	Number of Shares Issued	Shares Repurchased		Shares Outstanding
Shares issued at fresh start	17,498,276	—		17,498,276
Shares issued pursuant to the rights offering	3,337,930	—		3,337,930	(1)
Shares issued pursuant to the exercise of Five Year Warrants	1,418,848	105,094	(2)	1,313,754
Shares issued pursuant to the exercise of Seven Year Warrants	1,669,290	89,906	(2)	1,579,384
Shares issued pursuant to the delivery of vested restricted stock units under the 2003 Plan	1,169,432	378,438		790,994
Shares repurchased from executives	—	37,220		(37,220)
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2003 Plan	826,116	—		826,116
Shares issued pursuant to the delivery of vested restricted stock units under the 2008 Plan	486,010	10,138		475,872
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2008 Plan	3,288	—		3,288
Shares issued pursuant to the Employee Stock Purchase Plan	4,414	—		4,414
Shares issued in December 2010 pursuant to the Option Dividend	9,281	2,731	(3)	6,550
Balance, December 31, 2010	26,422,885	623,527		25,799,358

(1)	54 shares were cancelled in 2010.
(2)	Shares deemed repurchased to fund the exercise price in connection with net exercises.
(3)	Shares repurchased to cover applicable federal, state and local withholding taxes.

The following table provides the details as of December 31, 2010, of the shares of common stock underlying previously granted and outstanding securities granted under our 2003 Plan and our 2008 Plan.

Description	2003 Plan	2008 Plan
Options to purchase shares of common stock	100,186	6,712
Restricted stock units subject to vesting	—	720,104
Restricted stock units granted subject to vesting upon the attainment of performance targets	—	30,492
	100,186	757,308

There are no shares available for grant under the 2003 Plan.  At December 31, 2010, there were 244,113 shares available for future grant under the 2008 Plan.  On January 25, 2011, the Company granted an aggregate of 213,100 restricted stock units, which reduced the shares available for future grant under the 2008 Plan.

Common and Preferred Stock

Our amended and restated certificate of incorporation authorizes 10,000,000 shares of preferred stock, $0.01 par value, and 200,000,000 shares of common stock, $0.01 par value.  The holders of common stock are entitled to one vote for each issued and outstanding share and are entitled to receive dividends, subject to the rights of the holders of preferred stock.  Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such terms as determined by the Board of Directors.  In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and preferred rights of any outstanding preferred stock.  In 2006, we designated 500,000 shares as Series A Junior Participating Preferred Stock in connection with the adoption by the Board of Directors of a stockholder rights agreement.

Table of Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information - Table of Securities Authorized for Issuance under Equity Compensation Plans,” of this Annual Report on Form 10-K.

Share Repurchases

During 2009, we repurchased 18,356 shares of common stock of which 17,880 shares were repurchased to fund minimum tax withholding obligations associated with the delivery of shares pursuant to vested restricted stock units and 476 shares were deemed repurchased pursuant to a cashless exercise of stock purchase warrants.

During 2010, we repurchased 102,299 shares of common stock of which 10,138 shares were repurchased to fund minimum tax withholding obligations associated with the delivery of shares pursuant to vested restricted stock units, 89,430 shares were deemed repurchased pursuant to a cashless exercise of stock purchase warrants and 2,731 shares were repurchased to fund minimum tax withholding obligations associated with the December 27, 2010 delivery pursuant to the Option Dividend.

Below is a summary of the Company’s common stock repurchases.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 to March 31, 2009 (1)	9,392	$15.45	—	—
April 1 to June 30, 2009 (1)	6,284	$24.25	—	—
July 1 to September 30, 2009 (1)	1,556	$39.85	—	—
October 1 to December 31, 2009 (1)	1,124	$65.72	—	—
Total repurchased in 2009	18,356	$23.61	—	—
January 1 to March 31, 2010 (2)	67,153	$62.19	—	—
April 1 to June 30, 2010	—	$—	—	—
July 1 to September 30, 2010 (3)	27,736	$51.45	—	—
October 1 to October 31, 2010	—	$—	—	—
November 1 to November 30, 2010 (4)	4,679	$61.60	—	—
December 1 to December 31, 2010 (5)	2,731	$58.07	—	—
Total repurchased in 2010	102,299	$59.14	—	—
Total repurchased in 2009 and 2010	120,655	$53.73	—	—

(1)
Shares repurchased to fund minimum tax withholding obligations except for 476 in the July 1, 2009 to September 30, 2009 period, which were deemed repurchased pursuant to a cashless exercise of stock purchase warrants with respect to the delivery of shares in connection with vested restricted stock units.

(2)	Of this amount, 61,694 shares were deemed repurchased pursuant to cashless exercises of stock purchase warrants and 5,459 shares were repurchased to fund minimum tax withholding obligations.

(3)	Shares deemed repurchased pursuant to cashless exercises of stock purchase warrants.

(4)	Shares repurchased to fund minimum tax withholding obligations with respect to the delivery of shares in connection with vested restricted stock units.

(5)	Shares deemed repurchased to fund minimum tax withholding obligations with respect to the delivery of 9,281 shares of common stock pursuant to the Option Dividend.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the NASDAQ Telecommunications Index, for the period from December 31, 2005 through December 31, 2010 assuming a $100 investment on December 31, 2005.  The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.  Our shares are currently listed on the New York Stock Exchange and traded on the over-the-counter market for all periods presented prior to our New York Stock Exchange listing on May 12, 2009.  The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
AboveNet, Inc.	$100	$211	$274	$102	$456	$410
NASDAQ (U.S.)	$100	$110	$120	$72	$103	$120
NASDAQ Telecommunications	$100	$128	$139	$80	$118	$123

The foregoing performance graph and related information shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The table below represents selected consolidated financial data of the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The historical financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and the accompanying notes.

Upon emergence from bankruptcy on September 8, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (now known as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852-10), which resulted in material adjustments to the historical carrying amounts of our assets and liabilities.  Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values.  Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities.  We engaged an independent appraiser to assist in the allocation of the reorganization value, and in determining the fair market value of our property and equipment and overall enterprise value.  The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.  See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization,” and Note 2, “Basis of Presentation and Significant Accounting Policies - Fresh Start Accounting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a description of the fresh start accounting impacts on our Effective Date balance sheet.

(In millions, except share and per share information, for the tables set forth below)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations data:
Revenue	$409.7	$360.1	$319.9	$253.6	$236.7
Costs of revenue (including provisions for impairment of $2.0, $1.2, $0.4 and $2.2 for the years ended December 31, 2010, 2009, 2008 and 2007, respectively)	142.8	130.7	126.0	110.3	121.9
Selling, general and administrative expenses (including provision for abandonment of $2.3 for the year ended December 31, 2008)	96.6	82.5	90.5	80.9	71.1
Depreciation and amortization	63.3	52.0	48.3	47.5	47.2
Loss on litigation	—	—	—	11.7	—
Operating income (loss)	107.0	94.9	55.1	3.2	(3.5)
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	—	10.3	—
Interest income	0.1	0.3	1.8	3.3	2.4
Interest expense	(5.2)	(4.8)	(3.9)	(2.3)	(5.8)
Other income (expense), net	2.0	3.6	(2.4)	3.8	2.1
Gain on sale of data centers	—	—	—	—	48.2
Income from continuing operations before income taxes	103.9	94.0	50.6	18.3	43.4
Provision for (benefit from) income taxes	34.5	(187.6)	8.3	4.5	—
Income from continuing operations	69.4	281.6	42.3	13.8	43.4
Income from discontinued operations, net of taxes	—	—	—	—	3.0
Net income	$69.4	$281.6	$42.3	$13.8	$46.4
Net income per share, basic:
Income per share from continuing operations	$2.74	$11.98	$1.93	$0.64	$2.04
Income per share from discontinued operations	—	—	—	—	0.14
Net income per share, basic	$2.74	$11.98	$1.93	$0.64	$2.18
Shares used in computing basic net income per share	25,293,188	23,504,077	21,985,284	21,503,842	21,338,730
Net income per share, diluted:
Income per share from continuing operations	$2.65	$11.06	$1.73	$0.57	$1.84
Income per share from discontinued operations	—	—	—	—	0.13
Net income per share, diluted	$2.65	$11.06	$1.73	$0.57	$1.97
Shares used in computing diluted net income per share	26,242,696	25,468,405	24,454,150	24,368,278	23,588,558

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet data:
Cash and cash equivalents	$61.6	$165.3	$87.1	$45.8	$70.7
Working capital (deficit)	(8.5)	88.6	11.8	(26.1)	17.4
Property and equipment, net	540.8	469.1	398.4	347.7	299.2
Total assets	807.8	862.0	523.9	432.3	407.7
Long-term debt (*)	43.3	51.0	34.3	1.6	1.5
Total shareholders’ equity	552.5	594.2	284.3	223.7	217.9
Special Cash Dividend declared per share	5.00	—	—	—	—

(*)
The December 31, 2010, 2009 and 2008 amounts includes the long-term portion of the amounts outstanding under the Term Loans and the Delayed Draw Term Loan borrowed pursuant to the Secured Credit Facility totaling $42.1 million, $49.7 million and $32.8 million, respectively, plus the long-term obligation under a capital lease of $1.2 million, $1.3 million and $1.5 million, respectively.  Prior to 2008, amounts reflect our obligation under a capital lease, which was included in other long-term liabilities on the respective consolidated balance sheets.  On January 28, 2011, we consummated the $250 Million Secured Revolving Credit Facility.  At closing, we borrowed $55.0 million, of which $49.9 million was used to repay the Secured Credit Facility (including accrued interest), $5.0 million was used to pay closing fees related to the facility and $0.1 million was deposited into our bank account for general corporate purposes.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Cash flow data:
Net cash provided by operating activities	$162.8	$157.2	$116.1	$69.7	$51.3
Net cash used in investing activities	(135.3)	(118.4)	(115.6)	(89.3)	(27.2)
Net cash (used in) provided by financing activities	(131.0)	38.9	42.6	(5.4)	(1.0)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Executive Summary

Overview

We provide data transport services primarily in and between 17 major metropolitan markets in the U.S. and four in Europe.  Our services include high-bandwidth fiber-optic connectivity solutions primarily to large corporate enterprise clients and communication carriers that have large bandwidth transport requirements, including Fortune 1000 and FTSE 500 companies, as well as governmental entities, in the U.S. and Europe.

The components of our operating income are revenue, costs of revenue, selling, general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for each of the years ended December 31, 2010, 2009 and 2008, as shown in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

The demand for high-bandwidth data transport services continues to increase.  We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand.  Although the competitive landscape in our industry is challenging and constantly shifting, we believe that we are well positioned for continued growth in the future.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 692 as of December 31, 2010, 598 of which were employed in the U.S., 90 in the U.K. and one each in the Netherlands, Germany, France and Japan.

2010 Highlights

Our consolidated revenue increased by $49.6 million, or 13.8%, from $360.1 million for the year ended December 31, 2009 to $409.7 million for the year ended December 31, 2010, which included a $19.6 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $12.3 million and $13.7 million, respectively, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Consolidated other revenue (which includes contract termination revenue of $2.7 million) was $6.1 million for the year ended December 31, 2010, compared to $7.2 million for the year ended December 31, 2009.  Revenue from our foreign operations, primarily in the U.K., increased by $5.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

For the year ended December 31, 2010, we generated operating income of $107.0 million, compared to operating income of $94.9 million for the year ended December 31, 2009 and net income of $69.4 million for the year ended December 31, 2010, compared to net income of $281.6 million for the year ended December 31, 2009.  At December 31, 2010, we had $61.6 million of unrestricted cash, compared to $165.3 million of unrestricted cash at December 31, 2009, a decrease in liquidity of $103.7 million.  The decrease in cash at December 31, 2010 was primarily attributable to the payment of $129.0 million pursuant to the Special Cash Dividend of $5.00 per share, plus cash used for purchases of property and equipment of $135.7 million and debt principal repayments of $7.6 million, partially offset by cash generated by operating activities of $162.8 million plus cash provided by the exercise of stock purchase warrants and options to purchase shares of common stock totaling $6.2 million.  In November 2010, we received a commitment from SunTrust Bank for a $250 Million Secured Revolving Credit Facility, which closed in January 2011.

For the year ended December 31, 2010, our cash flow generated by operating activities increased compared to 2009 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2012.

Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowance established against the deferred tax assets.  As part of our evaluation of deferred tax assets in the fourth quarter of 2010, we recognized a non-cash tax benefit of $7.3 million.  This benefit related to the partial release of valuation allowances previously established in the U.K.  In total, the valuation allowance with respect to deferred tax assets decreased by $7.7 million in 2010, which was comprised of the reversal of $7.3 million described above and $1.0 million due to the future reduction in statutory tax rates in the U.K., partially offset by $0.6 million attributable to foreign currency translation.

2011 Outlook

We believe that based upon our contracted projects awaiting delivery to customers and our sales pipeline, we will continue to add to our revenue base in 2011.  We have access to financing through our $250 Million Secured Revolving Credit Facility, if needed.  Sales orders for the year ended December 31, 2010 were higher than sales orders for the year ended December 31, 2009.  While net revenue attrition, as previously defined, for the year ended December 31, 2010 was in line with net revenue attrition for the year ended December 31, 2009, we cannot predict our net revenue attrition for 2011.  While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis.  To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, our revenue growth and cash flow may be negatively affected.

In early 2010, we announced a number of growth initiatives, which included expansion of services to several new markets in the U.S. and Europe.  These included connecting Miami to our long haul network, opening the Denver metro market and providing certain services over leased fiber in Paris, Amsterdam and Frankfurt.  We expect that we will begin to earn revenue in these markets in 2011.

In 2010, we also increased our investments in customer capital (capital spent to fulfill customer service orders) for laterals to customer locations (including both enterprise locations and data centers) and backbone network infrastructure investments in our existing markets in order to extend the reach of our networks and improve services to existing and prospective customers and increase revenue opportunities.  For 2011, we will continue to make these investments in customer capital and infrastructure to increase the reach of our networks.

Revenue

Revenue derived from leasing fiber optic data transport infrastructure and the provision of data transport and co-location services is recognized as services are provided.  Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets and are subsequently amortized into income over the fixed contract term.

A substantial portion of our revenue is derived from multi-year contracts for services we provide.  We are often required to make an initial outlay of capital to extend our network and purchase equipment for the provision of services to our customers.  Under the terms of most contracts, the customer is required to pay a termination fee or contractual damages (which decline over the contract term) if the contract were terminated by the customer without basis before its expiration to ensure that we recover our initial capital investment, plus an acceptable return.  We also derive revenues from annual and month-to-month contracts.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $2.7 million, $3.9 million and, $15.4 million in 2010, 2009 and 2008, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2010 and December 31, 2009, we had $54.0 million and $26.9 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $10.0 million, $11.4 million, and $10.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Estimated useful lives of our property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of the estimated useful life of the improvement or the term of the lease

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable.  We capitalized relocation costs amounting to $1.5 million, $3.1 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.21 million ($0.14 million on a net book value basis) for the year ended December 31, 2010 and, which on an original cost basis, totaled $0.3 million ($0.2 million on a net book value basis) for each of the years ended December 31, 2009 and 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the years ended December 31, 2010, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded  provisions for impairment of $0.5 million for the year ended December 31, 2010 and $0.4 million for each of the years ended December 31, 2009 and 2008.  Additionally, at December 31, 2010, we recorded a $1.5 million provision for impairment with respect to a discreet group of assets because of certain operational issues.  The Company also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  See Note 6, “Change in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 million and $7.2 million at December 31, 2010 and 2009, respectively, of which $4.3 million and $3.8 million, respectively, were included in “Accrued expenses,” and $3.6 million and $3.4 million, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.28 million for the year ended December 31, 2010 and $0.27 million for each of the years ended December 31, 2009 and 2008.

Derivative Financial Instruments

We have utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 million (original principal) term loan under the Secured Credit Facility and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) term loan under the Secured Credit Facility provided by SunTrust Bank.  (See Note 9, “Long-Term Debt,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives have been recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 and 2009 were $0.6 million and $1.2 million, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges is recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

We minimize our credit risk relating to counterparties of our derivatives by transacting with multiple, high quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At December 31, 2010, net interest rate swap derivative liabilities of $0.6 million were included in “Accrued expenses” in our consolidated balance sheet and at December 31, 2009, net interest rate swap derivative liabilities of $1.2 million were included in “Other long-term liabilities” in our consolidated balance sheet.

Derivatives recorded at fair value in our consolidated balance sheets as of December 31, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2010	December 31, 2009
Interest rate swap agreement expiring August 1, 2011 (*)	$0.4	$0.9

Interest rate swap agreement expiring November 1, 2011 (*)	0.2	0.3

Total derivatives designated as hedging instruments	$0.6	$1.2

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010 and “Other long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2009.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of December 31, 2010.

Notional Amount		Weighted Average Rate
(In millions)	Maturity Date	Pay	Receive
$18.9	August 2011	3.65%	0.72%

9.5	November 2011	2.635%	0.40%

$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 million to settle the swap agreements will be included in “Other expenses” in our consolidated statement of operations for the three months ended March 31, 2011.

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

Our investment in overnight money market institutional funds, which amounted to $48.2 million and $154.1 million at December 31, 2010 and 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We are party to two interest rate swaps, which are utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.6 million (which was included in “Accrued expenses”) in our consolidated balance sheet at December 31, 2010, and $1.2 million (which was included in “Other long-term liabilities”) in our consolidated balance sheet at December 31, 2009.  We used third parties to value each of the interest rate swap agreements at December 31, 2010 and December 31, 2009, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 million to settle the swap agreements will be included in “Other expenses” in our consolidated statement of operations for the three months ended March 31, 2011.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of short-term cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes.  Our cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.  Our trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  We perform ongoing credit evaluations of our customers’ financial condition.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  We place our cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.

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

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2010 and 2009.

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

The assessment of a valuation allowance on deferred tax assets is based on the likelihood that a portion of our deferred tax assets will be realized in future periods.  The weight of all available evidence is considered in determining realizability of our deferred tax assets.  Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance.  We do not believe that sufficient evidence exists to release the balance of the valuation allowance as of December 31, 2010.

 As part of our evaluation of deferred tax assets in the fourth quarter of 2010, we recognized a tax benefit of $7.3 million at December 31, 2010 relating to the reduction of certain valuation allowances established in the U.K.  As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowances had the effect of increasing net income by $7.3 million and $183.0 million for the years ended December 31, 2010 and 2009, respectively.  Our evaluations encompassed (i) reviews of our recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) reviews of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.  We review our deferred tax assets and liabilities on a quarterly basis as part of our FASB ASC 740 review.  Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowances established against the deferred tax assets.  It is possible that the valuation allowances could be further adjusted, as necessary.

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Expected volatility	—	—	80.00%
Risk-free interest rate	—	—	2.96%
Expected life (years)	—	—	5.00
Weighted average fair value of options granted	—	—	$19.68

For a description of our stock-based compensation programs, see Note 12, “Stock-Based Compensation,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

There were no options to purchase shares of common stock granted during the years ended December 31, 2010 and 2009.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue	$409.7	$360.1	$49.6	13.8%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $2.0 and $1.2 for the years ended December 31, 2010 and 2009, respectively)	142.8	130.7	12.1	9.3%
Selling, general and administrative expenses	96.6	82.5	14.1	17.1%
Depreciation and amortization	63.3	52.0	11.3	21.7%
Operating income	107.0	94.9	12.1	12.8%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7)%
Interest expense	(5.2)	(4.8)	0.4	8.3%
Other income, net	2.0	3.6	(1.6)	(44.4)%
Income from continuing operations, before income taxes	103.9	94.0	9.9	10.5%
Provision for (benefit from) income taxes	34.5	(187.6)	(222.1)	NM
Net income	$69.4	$281.6	$(212.2)	(75.4)%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the year ended December 31, 2010 was $69.4 million, compared to $281.6 million for the year ended December 31, 2009, a decrease of $212.2 million.  The primary reason for the decrease in net income was the $187.6 million change from a net benefit for income taxes recognized in 2009 compared to the provision for income taxes of $34.5 million (total change of $222.1 million).  Revenue increased by $49.6 million and costs to support that revenue growth also increased; costs of revenue increased by $12.1 million, selling, general and administrative expenses increased by $14.1 million and depreciation and amortization increased by $11.3 million.  Additionally, other income, net, decreased by $1.6 million.

Revenue.  Consolidated revenue was $409.7 million for the year ended December 31, 2010, compared to $360.1 million for the year ended December 31, 2009, an increase of $49.6 million, or 13.8%.  Revenue from our U.S. operations increased by $44.5 million, or 13.6%, from $327.3 million for the year ended December 31, 2009 to $371.8 million for the year ended December 31, 2010.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price reductions.  U.S. revenue from metro services increased by $19.6 million, or 20.7%, from $94.8 million for the year ended December 31, 2009 to $114.4 million for the year ended December 31, 2010, U.S. revenue from fiber infrastructure services increased by $12.3 million, or 7.8%, from $158.3 million for the year ended December 31, 2009 to $170.6 million for the year ended December 31, 2010 and U.S. revenue from WAN services increased by $13.7 million, or 20.4%, from $67.0 million for the year ended December 31, 2009 to $80.7 million for the year ended December 31, 2010.  These increases were partially offset by a decrease of $1.1 million, or 15.3%, in other revenue, which includes domestic contract termination revenue, from $3.9 million for the year ended December 31, 2009 to $2.5 million for the year ended December 31, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $5.1 million, or 15.5%, from $32.8 million for the year ended December 31, 2009 to $37.9 million for the year ended December 31, 2010.  The primary reason for this increase was due to an increase in provisioning of services in the U.K.  Also contributing to this increase was $0.2 million of contract termination revenue earned during the year ended December 31, 2010.  There was no contract termination revenue earned in the U.K. during the year ended December 31, 2009.  The translation rate of the British pound to the U.S. dollar for each year was substantially the same.

Costs of revenue.  Consolidated costs of revenue for the year ended December 31, 2010 was $142.8 million, compared to $130.7 million for the year ended December 31, 2009, an increase of $12.1 million, or 9.3%.  Consolidated costs of revenue as a percentage of revenue was 34.9% for the year ended December 31, 2010, compared to 36.3% for the year ended December 31, 2009, resulting in consolidated gross profit margin of 65.1% and 63.7% for the years ended December 31, 2010 and 2009, respectively.  The costs of revenue for our U.S. operations was $129.6 million and $119.3 million for the years ended December 31, 2010 and 2009, respectively, an increase of $10.3 million, or 8.6%.  The increase in the domestic costs of revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009 was attributable principally to (i) an increase of $5.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (ii) an increase of $2.7 million in payroll-related expenses; (iii) an increase of $2.0 million for expenses associated with third party network costs; and (iv) an increase of $0.9 million in installation costs.  Additionally, the years ended December 31, 2010 and 2009 include a provision for impairment of $2.0 million and $1.2 million, respectively.  These increases were partially offset by (i) a decrease of $0.9 million for repairs and maintenance charges for our cable and transmission equipment; and (ii) the reversal of $0.4 million for right-of-way expenses during the three months ended June 30, 2010 due to previously accrued right-of-way expenses as a result of favorable negotiations with the relevant jurisdiction.  The costs of revenue for our foreign operations was $13.2 million for the year ended December 31, 2010, compared to $11.4 million for the year ended December 31, 2009, an increase of $1.8 million, or 15.8%.  This increase was primarily because of increases in third party network costs, co-location expenses, repairs and maintenance charges, leased fiber costs and increases in payroll related expenses totaling $2.7 million needed to support our provisioning of services, partially offset by a one-time benefit from a reduction in certain business tax rates on fiber by the Valuation Office Agency in the U.K., which was effective retroactively back to 2005, resulting in a $1.1 million benefit in 2010.  As previously described, the translation rate of the British pound to the U.S. dollar for each year was substantially the same.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the year ended December 31, 2010 was $96.6 million, compared to $82.5 million for the year ended December 31, 2009, an increase of $14.1 million, or 17.1%.  SG&A as a percentage of revenue was 23.6% for the year ended December 31, 2010, compared to 22.9% for the year ended December 31, 2009.  In the U.S., SG&A was $85.6 million for the year ended December 31, 2010, compared to $71.2 million for the year ended December 31, 2009, an increase of $14.4 million, or 20.2%.  SG&A for our U.S. operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased primarily due to (i) an increase of $5.8 million in domestic payroll and payroll-related expenses from $39.7 million for the year ended December 31, 2009 to $45.5 million for the year ended December 31, 2010 (which is attributable to an increase in annual merit increases for domestic employees effectuated on March 1, 2010, an increase in sales commissions due to an increase in year over year sales and a sales incentive program in effect in the first quarter of 2010); (ii) an increase of $2.6 million in domestic non-cash stock-based compensation expense from $8.8 million for the year ended December 31, 2009 to $11.4 million for the year ended December 31, 2010; (iii) an increase of $1.0 million for professional fees; (iv) an increase of $0.8 million in occupancy charges; (v) an increase of $0.7 million in transaction and ad valorem taxes; and (vi) an increase of $3.4 million in other operating expenses, primarily due to increases in computer software and maintenance of $0.8 million and commissions paid to third party sales agents and related marketing expenses of $1.4 million for the year ended December 31, 2010.  SG&A from our foreign operations was $11.0 million for the year ended December 31, 2010, compared to $11.3 million for the year ended December 31, 2009, a net reduction of $0.3 million, or 2.7%.  Our foreign operations reported increases in payroll related expenses of $0.8 million, professional fees of $0.4 million and non-cash stock-based compensation expense of $0.2 million.  However, these increases were more than offset by the reversal of a December 31, 2009 accrual for a VAT tax obligation totaling $0.6 million, which was settled during the fourth quarter of the year and a reduction in other operating expenses.

Depreciation and amortization.  Consolidated depreciation and amortization was $63.3 million for the year ended December 31, 2010, compared to $52.0 million for the year ended December 31, 2009, an increase of $11.3 million, or 21.7%.  Consolidated depreciation and amortization as a percentage of revenue was 15.5% for the year ended December 31, 2010, compared to 14.4% for the year ended December 31, 2009.  The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment in the year ended December 31, 2010, and the full period effect of depreciation on property and equipment acquired during the year ended December 31, 2009 and (ii) the change (reduction) in estimated useful lives of certain property and equipment effectuated on October 1, 2009 and January 1, 2010.

Interest income.  Interest income, substantially all of which was earned in the U.S., decreased from $0.3 million for the year ended December 31, 2009 to $0.1 million for the year ended December 31, 2010.  The decrease of $0.2 million was primarily due to the decline in short-term interest rates during the year ended December 31, 2010 compared to the year ended December 31, 2009, partially offset by an increase in average balances available for investment during most of the year.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the Secured Credit Facility, availability fees on the unused portion of the Secured Credit Facility, the amortization of debt acquisition costs (including upfront fees) related to the Secured Credit Facility, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $5.2 million for the year ended December 31, 2010, compared to $4.8 million for the year ended December 31, 2009, an increase of $0.4 million, or 8.3%.  The increase was primarily attributable to the interest incurred on the balance of the Delayed Draw Term Loan outstanding in 2010, which was funded on December 31, 2009.

Other income, net. Other income, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income, net was $2.0 million for the year ended December 31, 2010, compared to $3.6 million for the year ended December 31, 2009, a reduction of $1.6 million.  In the U.S., other income, net was $2.6 million for the year ended December 31, 2010, compared to $2.7 million for the year ended December 31, 2009, a decrease of $0.1 million, or 3.7%.  For our foreign operations, other (expense) income, net was a net expense of $0.6 million for the year ended December 31, 2010, compared to other income, net of $0.9 million for the year ended December 31, 2009, a change (decrease) of $1.5 million.  For the year ended December 31, 2010, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.2 million, a gain from the settlement of an insurance claim of $0.3 million and other gains of $0.3 million, partially offset by a net loss on foreign currency of $0.6 million and net loss on the sale or disposition of property and equipment of $0.2 million.  For the year ended December 31, 2009, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.9 million, gains on foreign currency of $1.9 million and other gains of $0.1 million, offset by a net loss on the sale or disposition of property and equipment of $1.3 million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $41.8 million for the year ended December 31, 2010 and recognized an additional deferred tax benefit of $7.3 million (associated with the reduction of valuation allowances previously established with respect to deferred tax assets in the U.K.), which resulted in a net tax provision for 2010 of $34.5 million.  The provision for income taxes for the year ended December 31, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $38.3 million, plus a provision for certain capital-based state taxes of $1.3 million.  At December 31, 2009, we recognized $183.0 million of non-cash tax benefits as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  We believe it is more likely than not that these deferred tax assets will be utilized to reduce or eliminate tax payments in future periods.  Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. and U.K. for the past three years; and (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.  Additionally, based on our ability to fully absorb current book income with our deferred tax assets and our ability to carryback certain portions of these losses to 2008 and 2007, we recorded a current federal benefit from income taxes of $5.3 million in 2009.  We also provided $0.7 million for state income taxes in 2009.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue	$360.1	$319.9	$40.2	12.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for equipment impairment of $1.2 and $0.4 for the years ended December 31, 2009 and 2008, respectively)	130.7	126.0	4.7	3.7%
Selling, general and administrative expenses	82.5	90.5	(8.0)	(8.8)%
Depreciation and amortization	52.0	48.3	3.7	7.7%
Operating income	94.9	55.1	39.8	72.2%
Other income (expense):
Interest income	0.3	1.8	(1.5)	(83.3)%
Interest expense	(4.8)	(3.9)	0.9	23.1%
Other income (expense), net	3.6	(2.4)	(6.0)	(250.0)%
Income from continuing operations, before income taxes	94.0	50.6	43.4	85.8%
(Benefit from) provision for income taxes	(187.6)	8.3	(195.9)	NM
Net income	$281.6	$42.3	$239.3	NM

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

Liquidity and Capital Resources

We had a working capital deficit of $(8.5) million at December 31, 2010, compared to working capital of $88.6 million at December 31, 2009, a decrease of $97.1 million.  This decrease was primarily attributable to the decrease in unrestricted cash of $103.7 million from $165.3 million at December 31, 2009 to $61.6 million at December 31, 2010 because of the payment of the Special Cash Dividend on December 27, 2010 of $129.0 million, the use of cash to purchase property and equipment of $135.7 million and the scheduled debt service payments totaling $7.6 million, partially offset by cash provided by operating activities of $162.8 million and cash generated by the exercise of stock purchase warrants, options to purchase shares of common stock and shares sold to employees under our employee stock purchase plan totaling $6.4 million.  Working capital was also affected by increases to (i) accounts receivable of $7.4 million; (ii) accrued expenses of $3.4 million; and (iii) prepaid costs and other current assets of $1.3 million; partially offset by a reduction in accounts payable of $1.3 million.

Net cash provided by operating activities was $162.8 million during the year ended December 31, 2010, compared to $157.2 million during the year ended December 31, 2009, an increase of $5.6 million.  Net cash provided by operating activities during the year ended December 31, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $63.3 million, the change in deferred tax assets of $40.5 million and non-cash stock-based compensation expense of $12.5 million, plus the changes in working capital components.  Net cash provided by operating activities during the year ended December 31, 2009 resulted primarily from the add back of non-cash items deducted in the determination of net income, principally depreciation and amortization of $52.0 million, non-cash stock-based compensation expense of $9.7 million and provisions for equipment impairment of $1.2 million to net income plus the changes in working capital components.  The year over year increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense) offset by the difference in the changes in working capital components, the most significant one of which was deferred revenue, a significant source of cash from operating activities in the 2009 period.  In 2009, cash received for installation payments, which are amortized over the estimated customer relationship period, exceeded amortization of deferred revenue.  In 2010, because the average customer orders were smaller than in prior years, emphasis on installation payments decreased, which resulted in amortization of deferred revenue exceeding cash collections of installation payments.

Net cash used in investing activities was $135.3 million during the year ended December 31, 2010, compared to $118.4 million during the year ended December 31, 2009, an increase of $16.9 million.  Net cash used in investing activities during the year ended December 31, 2010 was attributable to the purchases of property and equipment of $135.7 million, offset by the proceeds generated from sales of property and equipment of $0.4 million.  Net cash used in investing activities during the year ended December 31, 2009 was attributable to the purchases of property and equipment of $118.7 million, offset by the proceeds generated from sales of property and equipment of $0.3 million.  The increase in capital expenditures in 2010 compared to 2009 was attributable to the measured growth strategy implemented in 2010 and high dollar volume of orders, which resulted in higher capital expenditures needed to provide the service.

Net cash used in financing activities was $131.0 million during the year ended December 31, 2010, which is comprised of the Special Cash Dividend of $5.00 per common share totaling $129.0 million, principal payments under the Secured Credit Facility of $7.6 million and the purchase of treasury stock of $0.8 million, offset by the proceeds from the exercise of warrants of $5.0 million and the proceeds from the exercise of options to purchase shares of common stock and the sale of shares under our employee stock purchase plan of $1.4 million.  Net cash provided by financing activities was $38.9 million during the year ended December 31, 2009, which is comprised of the $24.5 million of net proceeds received from the funding of the Delayed Draw Term Loan under the Secured Credit Facility, the proceeds from the exercise of options to purchase shares of common stock of $10.0 million and the proceeds from the exercise of warrants of $8.7 million, offset by the principal payment under the Secured Credit Facility of $3.2 million, the principal payment on our capital lease obligation of $0.5 million, the purchase of treasury stock of $0.4 million and the increase in restricted cash and cash equivalents of $0.2 million.

On February 29, 2008, we (excluding certain foreign subsidiaries) entered into the Secured Credit Facility comprised of: (i) an $18.0 million Revolver; (ii) a $24.0 million Term Loan: and (iii) an $18.0 million Delayed Draw Term Loan.  The Secured Credit Facility was scheduled to mature on the fifth anniversary of the closing date (February 28, 2013).  The Secured Credit Facility was secured by substantially all of our domestic assets.  On September 26, 2008, we executed a joinder agreement to the Secured Credit Facility that added an additional lender and increased the amount of the Secured Credit Facility to $90.0 million effective October 1, 2008; the Revolver increased to $27.0 million, the Term Loan increased to $36.0 million and the available Delayed Draw Term Loan increased to $27.0 million.  At December 31, 2010, the outstanding balance was $49.7 million.  In connection with the Special Cash Dividend, in November 2010, we obtained a commitment for a $250 Million Secured Revolving Credit Facility.  The $250 Million Secured Revolving Credit Facility closed on January 28, 2011.  We drew down $55.0 million at closing, of which $49.9 million was used to repay the outstanding Secured Credit Facility (including accrued interest), $5.0 million was used to pay bank fees and related expenses associated with the $250 Million Secured Revolving Credit Facility and the balance was used for general corporate purposes.

During the year ended December 31, 2010, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  As discussed above, we paid a Special Cash Dividend in December 2010 totaling $129.0 million, which reduced liquidity.  In January 2011, we repaid our Secured Credit Facility, comprised of term loans with $49.7 million outstanding and closed the $250 Million Secured Revolving Credit Facility.  The new facility provides us with the flexibility and capability to fund operations, as required.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use, as needed, our net cash from operations, cash reserves and the $250 Million Secured Revolving Credit Facility to fund our operating expenses and future capital projects.

We, from time to time, commit capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  We also commit capital for investments in selected markets.  In 2010 through January 2011, we opened up Denver as a market and expanded into Paris, Amsterdam and Frankfurt in Europe.  Additionally, we connected Miami to our long haul network and received a favorable ruling from the Canadian authorities regarding our ability to lease and light fiber for our operations in Toronto.  Based on our success in these markets, we may increase our presence in these markets or we may develop other markets in the U.S. or internationally.  We believe we have sufficient financial resources to execute these plans.

We believe that our existing cash, cash from operating activities and funds available under the $250 Million Secured Revolving Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements at least through March 31, 2012.

Additionally, in the future we may consider making acquisitions of other companies or product lines to support our growth.  We may finance any such acquisition of other companies or product lines from existing cash balances and borrowings under our $250 Million Secured Revolving Credit Facility, through additional borrowings from banks or other institutional lenders, and/or the public or private offerings of debt and/or equity securities.  We cannot provide assurances that any such additional funds will be available to us on favorable terms, or at all.

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees and building access fees.  The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2010 measured from December 31, 2010:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Note Payable (including Carrying Costs)	$115.8	$52.2	$4.2	$4.2	$55.2
Operating Lease Obligations	120.1	15.4	29.4	22.0	53.3
Capital Lease Obligations (including Interest)	1.7	0.2	0.5	0.5	0.5
Other Rights-of-Way, Franchise Fees and Building Access Fees	167.9	37.5	41.0	25.0	64.4
Capital Commitments	17.0	17.0	—	—	—
Total	$422.5	$122.3	$75.1	$51.7	$173.4

Capital commitments of $17.0 million at December 31, 2010 represent estimated capital costs associated with the delivery of signed customer orders and costs to complete other construction in progress.

The above table reflects the repayment of the Secured Credit Facility and the settlement of the interest rate swap contracts in the “Less than 1 Year” column.  The table assumes the drawdown of $55.0 million in 2011 pursuant to the $250 Million Secured Revolving Credit Facility and the related carrying costs (interest charges based upon the February 4, 2011 LIBOR rate of 0.27% plus 2.25% margin or 2.52% on the $55.0 million outstanding and 0.375% unused fee on the available amount ($195.0 million) under the $250 Million Secured Revolving Credit Facility) during its term.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

			$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$371.8	$327.3	$44.5	13.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $2.0 and $1.2 for the years ended December 31, 2010 and 2009, respectively)	129.6	119.3	10.3	8.6%
Selling, general and administrative expenses	85.6	71.2	14.4	20.2%
Depreciation and amortization	56.1	45.5	10.6	23.3%
Operating income	100.5	91.3	9.2	10.1%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7)%
Interest expense	(5.2)	(4.8)	0.4	8.3%
Other income, net	2.6	2.7	(0.1)	(3.7)%
Income before income taxes	98.0	89.5	8.5	9.5%
Provision for (benefit from) income taxes	39.6	(184.6)	224.2	121.5%
Net income	$58.4	$274.1	$(215.7)	(78.7)%

United Kingdom and others:

			$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$37.9	$32.8	$5.1	15.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	13.2	11.4	1.8	15.8%
Selling, general and administrative expenses	11.0	11.3	(0.3)	(2.7)%
Depreciation and amortization	7.2	6.5	0.7	10.8%
Operating income	6.5	3.6	2.9	80.6%
Other income (expense):
Other (expense) income, net	(0.6)	0.9	(1.5)	NM
Income before income taxes	5.9	4.5	1.4	31.1%
Benefit from income taxes	(5.1)	(3.0)	2.1	70.0%
Net income	$11.0	$7.5	$3.5	46.7%

NM—not meaningful

The segment results for the years ended December 31, 2010 and 2009 (above) reflect the elimination of any intercompany sales or charges.

United States:

	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$327.3	$288.2	$39.1	13.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provision for equipment impairment of $1.2 and $0.4 for the years ended December 31, 2009 and 2008, respectively)	119.3	116.6	2.7	2.3%
Selling, general and administrative expenses	71.2	79.6	(8.4)	(10.6)%
Depreciation and amortization	45.5	41.9	3.6	8.6%
Operating income	91.3	50.1	41.2	82.2%
Other income (expense):
Interest income	0.3	1.7	(1.4)	(82.4)%
Interest expense	(4.8)	(3.9)	0.9	23.1%
Other income, net	2.7	2.8	(0.1)	(3.6)%
Income before income taxes	89.5	50.7	38.8	76.5%
(Benefit from) provision for income taxes	(184.6)	8.3	(192.9)	NM
Net income	$274.1	$42.4	$231.7	NM

United Kingdom and others:

	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$32.8	$31.7	$1.1	3.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	11.4	9.4	2.0	21.3%
Selling, general and administrative expenses	11.3	10.9	0.4	3.7%
Depreciation and amortization	6.5	6.4	0.1	1.6%
Operating income	3.6	5.0	(1.4)	(28.0)%
Other income (expense):
Interest income	—	0.1	(0.1)	NM
Other income (expense), net	0.9	(5.2)	6.1	117.3%
Income (loss) before income taxes	4.5	(0.1)	4.6	NM
(Benefit from) income taxes	(3.0)	—	(3.0)	NM
Net income (loss)	$7.5	$(0.1)	$7.6	NM

NM—not meaningful

The segment results for the years ended December 31, 2009 and 2008 (above) reflect the elimination of any intercompany sales or charges.

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

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  The adoption of ASU No. 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate.  ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160.  The adoption of ASU No. 2010-02 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The adoption of ASU No. 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements."  ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance.  The adoption of ASU 2010-09 had no effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades."  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 did not have a material impact on our financial position, results of operations or cash flows.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During 2010, our foreign activities accounted for 9.3% of consolidated revenue.  The translation rate for the British pound compared to the U.S. dollar was substantially flat for the year ended December 31, 2010.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  If we increase our level of foreign activities, or if at current levels we determine that such arrangements would be appropriate, we will consider such arrangements to minimize risk.

Under the terms of the Secured Credit Facility, which was in place during 2010, our borrowing bore interest based upon short-term LIBOR rates or our administrative agent’s (Societe Generale) base rate, at our discretion, plus the applicable margins, as defined.  If the operative rate increased, our cost of borrowing increased, thereby increasing the costs of our investment strategy, unless hedged.  We chose 30 day LIBOR as the interest rate.  On August 4, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to $24.0 million borrowed under the Term Loan for three years at 3.65% per annum, plus the applicable margin of 3.00%.  On October 1, 2008, we borrowed an additional $12.0 million under the expanded Term Loan and on November 14, 2008, we entered into a swap arrangement under which we fixed our borrowing costs with respect to the $12.0 million for three years at 2.635% per annum, plus the applicable margin of 3.00%.  The swaps had the effect of increasing our current interest expense with respect to the Term Loans compared to the then current LIBOR rate and reducing our risk of increases in future interest expenses from increasing LIBOR rates during the terms of the swaps.  Also, in December 2009, we borrowed $24.57 million available under the Delayed Draw Term Loan.  The interest rate was 30 day LIBOR (0.23094% at December 29, 2009), plus the applicable margin of 3.00%.  The interest rate at December 31, 2010 was 3.25750% (30 day LIBOR of 0.25750% at December 31, 2010, plus the applicable margin of 3.00%).  We did not enter into a swap arrangement to fix our borrowing costs under the Delayed Draw Term Loan and accordingly, we were subject to interest fluctuations on the outstanding balance under the Delayed Draw Term Loan ($21.3 million at December 31, 2010).

As of December 31, 2010, we had an aggregate $49.7 million outstanding under the Secured Credit Facility, of which $28.4 million was subject to swap arrangements and $21.3 million was not.  Additionally, we had a $1.4 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates, which affect the interest we earn on our cash and cash equivalents.  Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements and requires investments to be short-term and investment grade, primarily rated AAA or better with the objective of minimizing the potential risk of principal loss.  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.  Our investments in cash equivalents are primarily floating rate investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 28, 2011

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$61.6	$165.3
Restricted cash and cash equivalents	3.7	3.7
Accounts receivable, net of allowances for doubtful accounts of $1.8 and $2.0, at December 31, 2010 and 2009, respectively	27.5	20.1
Prepaid costs and other current assets	14.8	13.5
Total current assets	107.6	202.6

Property and equipment, net of accumulated depreciation and amortization of $285.3 and $236.5 at December 31, 2010 and 2009, respectively	540.8	469.1
Deferred tax assets	149.7	183.0
Other assets	9.7	7.3
Total assets	$807.8	$862.0

LIABILITIES:
Current liabilities:
Accounts payable	$9.4	$10.7
Accrued expenses	71.8	68.4
Deferred revenue - current portion	27.3	27.3
Note payable - current portion	7.6	7.6
Total current liabilities	116.1	114.0

Note payable	42.1	49.7
Deferred revenue	87.0	93.8
Other long-term liabilities	10.1	10.3
Total liabilities	255.3	267.8

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,422,885 issued and 25,799,358 outstanding at December 31, 2010 and 30,000,000 shares authorized, $0.01 par value, 25,271,788 issued and 24,750,560 outstanding at December 31, 2009	0.3	0.3
Additional paid-in capital	332.4	308.2
Treasury stock, at cost 623,527 and 521,228 shares at December 31, 2010 and 2009, respectively	(22.8)	(16.7)
Accumulated other comprehensive loss	(9.2)	(9.0)
Retained earnings	251.8	311.4
Total shareholders’ equity	552.5	594.2
Total liabilities and shareholders’ equity	$807.8	$862.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

	Years Ended December 31,
	2010	2009	2008
Revenue	$409.7	$360.1	$319.9

Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $2.0, $1.2 and $0.4 for the years ended December 31, 2010, 2009 and 2008, respectively)	142.8	130.7	126.0
Selling, general and administrative expenses	96.6	82.5	90.5
Depreciation and amortization	63.3	52.0	48.3

Operating income	107.0	94.9	55.1

Other income (expense):
Interest income	0.1	0.3	1.8
Interest expense	(5.2)	(4.8)	(3.9)
Other income (expense), net	2.0	3.6	(2.4)

Income before income taxes	103.9	94.0	50.6

Provision for (benefit from) income taxes	34.5	(187.6)	8.3

Net income	$69.4	$281.6	$42.3

Income per share, basic:
Basic net income per share	$2.74	$11.98	$1.93

Weighted average number of common shares	25,293,188	23,504,077	21,985,284

Income per share, diluted:
Diluted net income per share	$2.65	$11.06	$1.73

Weighted average number of common shares	26,242,696	25,468,405	24,454,150

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2008	21,666,098	$0.2	290,186	$(10.2)	$253.6	$(7.4)	$(12.5)	$223.7
Issuance of common stock from exercise of warrants, including cashless exercise	1,379,850	—	—	—	13.9	—	—	13.9
Issuance of common stock from vested restricted stock units	175,250	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	107,592	(2.9)	—	—	—	(2.9)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	105,094	(3.2)	—	—	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	—	(0.3)	—	(0.3)
Change in fair value of interest rate swap contracts	—	—	—	—	—	(1.6)	—	(1.6)
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	12.5	—	—	12.5
Tax effect from issuance of restricted stock units	—	—	—	—	(0.1)	—	—	(0.1)
Shares cancelled at conclusion of bankruptcy case	(1,724)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	42.3	42.3
Balance at December 31, 2008	23,219,474	0.2	502,872	(16.3)	279.9	(9.3)	29.8	284.3
Issuance of common stock from exercise of warrants	725,326	—	—	—	8.7	—	—	8.7
Issuance of common stock from vested restricted stock units	584,362	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	742,626	0.1	—	—	9.9	—	—	10.0
Purchase of treasury stock	—	—	17,880	(0.4)	—	—	—	(0.4)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	476	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.4	—	0.4
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	9.7	—	—	9.7
Net income	—	—	—	—	—	—	281.6	281.6
Balance at December 31, 2009	25,271,788	0.3	521,228	(16.7)	308.2	(9.0)	311.4	594.2
Shares cancelled	(54)	—	—	—	—	—	—	—
Issuance of common stock from exercise of warrants	858,530	—	—	—	10.3	—	—	10.3
Issuance of common stock from vested restricted stock units	192,148	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	86,778	—	—	—	1.2	—	—	1.2
Issuance of common stock pursuant to the Employee Stock Purchase Plan	4,414	—	—	—	0.2	—	—	0.2
Issuance of common stock to holders of vested unexercised options to purchase common shares	9,281	—	—	—	0.5	—	—	0.5
Purchase of treasury stock	—	—	12,869	(0.8)	—	—	—	(0.8)
Purchase of treasury stock in cashless exercises of stock warrants	—	—	89,430	(5.3)	—	—	—	(5.3)
Foreign currency translation adjustments	—	—	—	—	—	(0.8)	—	(0.8)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.6	—	0.6
Amortization of stock-based compensation expense for restricted stock units and employee stock purchase plan	—	—	—	—	12.0	—	—	12.0
Cash dividend paid ($5.00 per share)	—	—	—	—	—	—	(129.0)	(129.0)
Net income	—	—	—	—	—	—	69.4	69.4
Balance at December 31, 2010	26,422,885	$0.3	623,527	$(22.8)	$332.4	$(9.2)	$251.8	$552.5

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows provided by operating activities:
Net income	$69.4	$281.6	$42.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63.3	52.0	48.3
Reversal of valuation allowance on deferred tax assets	(7.3)	(183.0)	—
Loss (gain) on sale or disposition of property and equipment, net	0.1	1.3	(0.9)
Provisions for impairment and asset abandonment	2.0	1.2	2.7
Non-cash stock-based compensation expense	12.5	9.7	12.5
Provision for bad debts	0.5	0.9	0.7
Change in deferred tax assets	40.5	—	—
Changes in operating working capital:
Accounts receivable	(8.1)	(1.2)	(5.6)
Prepaid costs and other current assets	(1.2)	(3.5)	1.8
Other assets	(2.5)	(1.3)	(0.3)
Accounts payable	(1.2)	(3.4)	6.5
Accrued expenses	0.8	(4.6)	2.4
Deferred revenue and other long-term liabilities	(6.0)	7.5	5.7
Net cash provided by operating activities	162.8	157.2	116.1
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.4	0.3	1.6
Purchases of property and equipment	(135.7)	(118.7)	(117.2)
Net cash used in investing activities	(135.3)	(118.4)	(115.6)
Cash flows (used in) provided by financing activities:
Cash dividend paid to shareholders	(129.0)	—	—
Proceeds from exercise of warrants	5.0	8.7	10.7
Proceeds from exercise of options to purchase shares of common stock	1.2	10.0	—
Proceeds from issuance of stock pursuant to the Employee Stock Purchase Plan	0.2	—	—
Change in restricted cash and cash equivalents	—	(0.2)	1.4
Proceeds from note payable, net of financing costs	—	24.5	33.6
Principal payments – note payable	(7.6)	(3.2)	—
Purchase of treasury stock	(0.8)	(0.4)	(2.9)
Principal payments - capital lease obligation	—	(0.5)	(0.2)
Net cash (used in) provided by financing activities	(131.0)	38.9	42.6
Effect of exchange rates on cash	(0.2)	0.5	(1.8)
Net (decrease) increase in cash and cash equivalents	(103.7)	78.2	41.3
Cash and cash equivalents, beginning of year	165.3	87.1	45.8
Cash and cash equivalents, end of year	$61.6	$165.3	$87.1

Supplemental cash flow information:
Cash paid for interest	$3.0	$2.7	$2.1
Cash paid for income taxes	$0.4	$2.8	$1.0

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$5.3	$—	$3.2
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$5.3	$—	$3.2

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2010	2009	2008
Net income	$69.4	$281.6	$42.3
Foreign currency translation adjustments	(0.8)	(0.1)	(0.3)
Change in fair value of interest rate swap contracts	0.6	0.4	(1.6)
Comprehensive income	$69.2	$281.9	$40.4

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

Business

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure and co-location services to communications carriers and corporate and government customers, principally in the United States (“U.S.”) and Europe.

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

Fresh Start Accounting

On September 8, 2003, the Company authorized 10,000,000 shares of preferred stock (with a $0.01 par value) and 30,000,000 shares of common stock (with a $0.01 par value).  On June 24, 2010, the shareholders approved an amendment to the Company’s certificate of incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 200,000,000.  See Note 10, “Shareholders’ Equity - Amendment to the Company’s Amended and Restated Certificate of Incorporation.”

The holders of common stock are entitled to one vote for each issued and outstanding share, and will be entitled to receive dividends, subject to the rights of the holders of preferred stock when and if declared by the Board of Directors.  Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors.  During 2006, the Company reserved for issuance, from the 10,000,000 shares authorized of preferred stock described above, 500,000 shares of $0.01 par value junior preferred stock in connection with the adoption of the Amended and Restated Rights Agreement (as defined in Note 10, “Shareholders’ Equity,” below).  In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and holders of preferred stock.

In 2003, the Company issued 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled, the rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering (of which rights to purchase 3,337,930 shares of common stock have been exercised), five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under the Company’s 2003 Plan.  (See Note 12, “Stock-Based Compensation.”)

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $2.7, $3.9, and $15.4 in 2010, 2009 and 2008, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the years ended December 31, 2010, 2009 and 2008.

Operating Leases

The Company leases office and equipment space, and maintains equipment rentals, right-of-way contracts, building access fees and network capacity under various non-cancelable operating leases.  The lease agreements, which expire at various dates through 2030, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance.  Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.  In accordance with SFAS No. 13, “Accounting for Leases,” (now known as FASB ASC 840), the Company recognizes rent expense on a straight-line basis and records a liability representing the difference between straight-line rent expense and the amount payable as an increase or decrease to a deferred liability.  Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term.  Rent-free periods and other incentives granted under certain leases are recorded as reductions to rent expense on a straight-line basis over the related lease terms.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2010 and December 31, 2009, the Company had $54.0 and $26.9, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $10.0, $11.4, and $10.7 for the years ended December 31, 2010, 2009 and 2008, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Software and computer equipment	3 to 4 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements	Lesser of the estimated useful life of the improvement or the term of the lease

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable.  The Company capitalized relocation costs amounting to $1.5, $3.1 and $2.6 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.21 ($0.14 on a net book value basis) for the year ended December 31, 2010 and, which on an original cost basis, totaled $0.3 ($0.2 on a net book value basis) for each of the years ended December 31, 2009 and 2008.  To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during the years ended December 31, 2010, 2009 and 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, Company strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded provisions for impairment of $0.5 for the year ended December 31, 2010 and $0.4 for each of the years ended December 31, 2009 and 2008.  Additionally, at December 31, 2010, the Company recorded a $1.5 provision for impairment with respect to a discreet group of assets because of certain operational issues.  The Company also recorded a provision for impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  (See Note 6, “Change in Estimate.”)

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 and $7.2 at December 31, 2010 and 2009, respectively, of which $4.3 and $3.8, respectively, were included in “Accrued expenses,” and $3.6 and $3.4, respectively, were included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.28 for the year ended December 31, 2010 and $0.27 for each of the years ended December 31, 2009 and 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $7.3 and $183.0 during 2010 and 2009, respectively.  See Note 8, “Income Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2010 and 2009.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the years ended December 31, 2010 and 2009.

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

Stock Options

On September 8, 2003, the Company adopted the fair value provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS No. 148”), (now known as FASB ASC 718-10).  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), (also now known as FASB ASC 718-10), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  See Note 12, “Stock-Based Compensation.”

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

The following are the assumptions used by the Company to calculate the weighted average fair value of stock options granted:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Expected volatility	—	—	80.00%
Risk-free interest rate	—	—	2.96%
Expected life (years)	—	—	5.00
Weighted average fair value of options granted	—	—	$19.68

There were no options to purchase shares of common stock granted during the years ended December 31, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Restricted Stock Units

Compensation cost for restricted stock unit awards that are not performance-based is measured based upon the quoted closing market price for the Company’s stock on the date of grant.  The related compensation cost is recognized on a straight-line basis over the vesting period.  Compensation expense for performance-based restricted stock unit awards is measured based upon the quoted market price for the Company’s stock on the date that the performance targets have been established and communicated to the grantee.  Related compensation cost is recognized based upon a review of the performance targets and determination that such performance targets have been achieved, on a straight-line basis over the vesting period.  See Note 12, “Stock-Based Compensation.”

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) (the “Five Year Warrants”) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expired September 8, 2010) (the “Seven Year Warrants”).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received.  Stock warrants to purchase shares of common stock exercised totaled 858,530, 725,326 and 1,379,850 in 2010, 2009 and 2008, respectively.

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

At September 8, 2008, the expiration date of the Five Year Warrants, the required conditions were met for the Net Exercise.  In total, Five Year Warrants to purchase 318,526 shares of common stock were deemed exercised on a net exercise basis (including warrants to purchase 778 shares of common stock, which were exercised on a net exercise basis prior to expiration), of which 213,432 shares were issued to the warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Five Year Warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.

At September 8, 2010, the expiration date of the Seven Year Warrants, the required conditions were met for the Net Exercise and accordingly, Seven Year Warrants to purchase 13,626 shares of common stock were exercised at expiration, of which 10,409 shares were issued to warrant holders and 3,217 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Seven Year Warrants to purchase 443,504 shares of common stock were deemed exercised on a net exercise basis (441,688 in 2010), of which 353,598 shares were issued to the warrant holders, 89,906 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Seven Year Warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Derivative Financial Instruments

The Company has utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 (original principal) term loan under the Secured Credit Facility and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) term loan provided by SunTrust Bank.  (See Note 9, “Long-Term Debt.”)  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives have been recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 and 2009 was $0.6 and $1.2, respectively, for the interest rate swaps.  The mark-to-market value of the cash flow hedges is recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

The Company minimizes its credit risk relating to counterparties of its derivatives by transacting with multiple, high quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of its counterparties.

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At December 31, 2010, net interest rate swap derivative liabilities of $0.6 were included in “Accrued expenses” in the Company’s consolidated balance sheet and at December 31, 2009, net interest rate swap derivative liabilities of $1.2 were included in “Other long-term liabilities” in the Company’s consolidated balance sheet.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of December 31, 2010 and December 31, 2009 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2010	December 31, 2009
Interest rate swap agreement expiring August 1, 2011 (*)	$0.4	$0.9

Interest rate swap agreement expiring November 1, 2011 (*)	0.2	0.3

Total derivatives designated as hedging instruments	$0.6	$1.2

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010 and “Other long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of December 31, 2010.

		Weighted Average Rate
Notional Amount	Maturity Date	Pay	Receive
$18.9	August 2011	3.65%	0.72%

9.5	November 2011	2.635%	0.40%

$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements will be included in “Other expenses” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

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

The Company’s investment in overnight money market institutional funds, which amounted to $48.2 and $154.1 at December 31, 2010 and December 31, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company is party to two interest rate swaps, which are utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.6 (which was included in “Accrued expenses”) in the Company’s consolidated balance sheet at December 31, 2010, and $1.2 (which was included in “Other long-term liabilities”) in the Company’s consolidated balance sheet at December 31, 2009.  The Company used third parties to value each of the interest rate swap agreements at December 31, 2010 and December 31, 2009, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities.

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

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements will be included in “Other expenses” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and accounts receivable.  The Company does not enter into financial instruments for trading or speculative purposes.  The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.  The Company’s trade receivables, which are unsecured, are geographically dispersed, and no single customer accounts for greater than 10% of consolidated revenue or accounts receivable, net.  The Company performs ongoing credit evaluations of its customers’ financial condition.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.  The Company places its cash and cash equivalents primarily in commercial bank accounts in the U.S.  Account balances generally exceed federally insured limits.

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

The Company contributed $1.5 for each of the years ended December 31, 2010, 2009 and 2008, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2008 and 2009 to conform to the classifications used for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

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

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades."  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3:   PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid costs and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid property taxes	$2.7	$2.4
Reimbursable relocation costs	2.6	1.6
Prepaid right-of-way charges	2.3	2.1
Prepaid maintenance	1.6	1.4
Prepaid telecom	1.5	0.3
Prepaid insurance	1.0	1.7
Prepaid rent	0.6	0.4
State income tax deposits in 2010 and state and federal income tax deposits in 2009	0.4	2.4
Prepaid deposits	0.4	—
Other receivables	0.8	0.6
Other prepaids	0.9	0.6
Total	$14.8	$13.5

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Leasehold improvements	$5.8	$3.8
Furniture, fixtures and equipment	32.2	28.4
Network infrastructure assets, including transmission and IP equipment	788.1	673.4
Total property and equipment	826.1	705.6
Accumulated depreciation and amortization	(285.3)	(236.5)
Property and equipment, net	$540.8	$469.1

Included in network infrastructure assets was certain transmission and IP equipment held in inventory for future use, which had an original cost of $32.4 and $39.3, accumulated depreciation of $15.0 and $25.7 and net carrying values of $17.4 and $13.6 at December 31, 2010 and 2009, respectively.

In addition, at December 31, 2010 and 2009, the Company had assets held for sale or disposition with net book values totaling $0.6 and $0.2, respectively, (net of allowances for equipment impairment of $0.5 and $0.3 at December 31, 2010 and 2009, respectively), which were included in network infrastructure assets, including transmission and IP equipment above.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2009, and 2008 was approximately $63.3, $52.0 and $48.3, respectively.

Included in costs of revenue for the years ended December 31, 2010, 2009 and 2008 are provisions for impairment of $2.0, $1.2 and $0.4, respectively, with respect to certain assets removed from the network and either sold or disposed or made available for sale or disposition.

Asset Abandonment

In 2006, the Company acquired software for an enterprise resource planning system (“ERP System”), which was expected to be the Company’s information technology platform for capitalized costs totaling $2.3.  In September 2008, management decided to abandon the implementation of this ERP System and investigate other alternatives, including enhancements and upgrades to its current systems.  Accordingly, the Company recorded an impairment charge of $2.3 with respect to the abandonment, which is reflected in selling, general and administrative expenses, in the year ended December 31, 2008.  Additionally, the Company accrued maintenance fees of $0.3 for the year ended December 31, 2008, which were settled during the year ended December 31, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 5: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash, and strategic members and management members who contribute services.  The Company’s interest did not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company were subordinated to distributions to the preferred members of their original investment plus a preferred return.  Based upon amounts contributed, the Company’s nominal ownership interest was approximately 15.4% of equity.  MediaX was a start-up company with no operating history.  Distributions on the Company’s investment were subordinated to the distributions to the preferred members and the Company’s interest does not provide any level of control.  These factors indicated that the fair value of the Company’s investment in MediaX was not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $1.7, $1.7 and $1.3 in the years ended December 31, 2010, 2009 and 2008, respectively, which represents the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  In December 2009, all of the ownership interests in MediaX, including the ownership interest held by us, were purchased by Hibernia Group ehf (“Hibernia”).  Pursuant to the purchase agreement, the Company is entitled to an earnout payment in the event that MediaX achieves certain financial performance results.  The Company will continue to contribute services in accordance with the original contract.  The Company will record distributions from its investment in MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.7, $0.6 and $0.5 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:
	December 31,
	2010	2009
Accrued transaction taxes	$18.3	$19.2
Accrued capital expenditures	13.0	14.4
Accrued payroll, bonuses and employee benefits	12.2	12.4
Accrued property tax	7.6	5.9
Asset retirement obligations	4.3	3.8
Accrued conduit, right-of-way and occupancy expenses	3.7	4.6
Accrued telecommunication costs	3.7	2.4
Current income taxes payable	3.1	1.2
Accrued repairs and maintenance	1.0	0.9
Accrued litigation costs	0.7	0.6
Accrued other professional fees, including directors’ fees	0.7	0.4
Current portion of deferred fair market value rent liability	0.6	0.8
Accrued utilities	0.4	0.3
Accrued accounting and auditing fees	0.2	0.4
Accrued interest	0.2	0.2
Capital lease obligation	0.1	0.1
Other	2.0	0.8
Total	$71.8	$68.4

NOTE 8:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for (benefit from) income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
Current
Federal	$—	$(5.3)	$5.7
State	1.3	0.7	2.6
Foreign	—	—	—
	1.3	(4.6)	8.3
Deferred
Federal	33.5	(157.5)	—
State	4.8	(22.5)	—
Foreign	(5.1)	(3.0)	—
	33.2	(183.0)	—
Total provision for (benefit from) income taxes	$34.5	$(187.6)	$8.3

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities.  The following is a summary of the significant items giving rise to the components of the Company’s deferred tax assets and liabilities.

	December 31,
	2010	2009
Deferred tax assets:
Property and equipment	$153.0	$214.8
Net operating loss (“NOL”) carryforwards	91.5	89.8
Accruals and reserves	12.9	13.0
Rent	0.6	0.8
Deferred compensation	2.4	1.3
Other	11.2	14.6
Total deferred tax assets	271.6	334.3
Valuation allowance	(58.2)	(65.9)
Net deferred tax assets	213.4	268.4
Deferred tax liability: deferred revenue	(63.7)	(85.4)
Total net deferred tax assets	$149.7	$183.0

With respect to 2009, the above table reflects the reduction of deferred tax assets totaling $429.0, a significant portion of which was domestic NOLs, which were limited under Section 382 of the United States Internal Revenue Code and have no realizable value.

For the year ended December 31, 2010, the Company recorded a current net tax expense for capital-based state income taxes of $1.3.  The Company provided for income taxes at the statutory rate for 2010 and 2009.  In the fourth quarter of 2010 and 2009, the Company recognized $7.3 and $183.0 non-cash tax benefits at December 31, 2010 and 2009, respectively, as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these assets to reduce or eliminate tax payments in future periods.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. and U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.  The federal income tax provision for 2008 was substantially comprised of the U.S. alternative minimum tax.

	Years Ended December 31,
	2010	2009	2008
Income before income taxes:
Domestic	$98.0	$89.5	$50.7
Foreign	5.9	4.5	(0.1)
Total	$103.9	$94.0	$50.6
Rate Reconciliation:
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.7%	0.5%	4.0%
Valuation allowance	(7.1)%	(233.0)%	(21.3)%
Permanent items	0.6%	(2.1)%	(1.3)%
Tax provision (benefit)	33.2%	(199.6)%	16.4%

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

As of December 31, 2010, the Company has domestic NOL carryforwards of $217.4 and foreign NOL carryforwards of $21.3.  Certain of these NOL carryforwards begin to expire in 2024.  The Company’s use of $153.9 of its domestic NOL carryforward is limited to $8.1 per annum and $63.5 is unlimited.  These NOL carryforwards may be subject to future limitation by Section 382 of the United States Internal Revenue Code.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2001 to 2009.  The statute of limitations for these years will begin to expire in 2011.

NOTE 9: LONG-TERM DEBT

Secured

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”), which was comprised of $24.0 advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  The Secured Credit Facility was secured by substantially all of the Company’s domestic assets.  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each had a term of five years from the closing date of the Secured Credit Facility.  The Company paid a non-refundable work fee of $0.1 to the Lenders, which was credited against the upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility that was paid at closing and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  The Company was also liable for an unused commitment fee of 0.75% per annum.  Interest accrued at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company chose 30 day LIBOR as the interest rate (30 day LIBOR was 0.25750% at December 31, 2010, plus the applicable margin of 3%).  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds of $24.0, before the deduction for debt acquisition costs, under the Term Loan.  As required under the provisions of the Term Loan, the initial advance was at the base rate of interest, plus the margin (8.25% at February 29, 2008) and converted to LIBOR, plus 3.25% per annum (6.26%) on March 5, 2008.

The Company’s ability to draw upon the available commitments under the Revolver was subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants imposed limits on annual capital expenditures (through 2010), provided that the Company’s net total funded debt ratio could not at any time exceed a specified amount and required that the Company maintained a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibited the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.0.  The Company obtained a waiver from the Lenders to effectuate the dividend paid in December 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

On September 26, 2008, the Company executed a joinder agreement to the Secured Credit Facility that added an additional lender and increased the amount of the Secured Credit Facility to $90.0 effective October 1, 2008; the Revolver increased to $27.0, the Term Loan increased to $36.0 and the available Delayed Draw Term Loan increased to $27.0.  In connection with the joinder agreement, the Company paid a $0.45 fee at closing and an aggregate of $0.25 of advisory fees.  The additional amount of the Term Loan of $12.0 was advanced on October 1, 2008.

Effective August 4, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the $24.0 (original principal) Term Loan outstanding for three years at 3.65%, plus the applicable margin of 3.25%, which was reduced to 3.00% on September 30, 2008.  On November 14, 2008, the Company entered into a swap arrangement under which it fixed its borrowing costs with respect to the additional $12.0 (original principal) under the Term Loan borrowed on October 1, 2008 for three years at 2.635% per annum, plus the applicable margin of 3.00%.

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

On December 31, 2009, the Company borrowed $24.57 under the Delayed Draw Term Loan, which carried interest at 30 day LIBOR (0.25750% at December 31, 2010), plus the applicable margin of 3.00%.  The Delayed Draw Term Loan provided for payment terms similar to the Term Loan.

The Term Loan provided for monthly payments of interest and quarterly installments of principal of $1.08, which commenced on June 30, 2009.  The quarterly installment of principal increased to $1.89 beginning March 31, 2010 to take into consideration the Delayed Draw Term Loan repayment schedule.  The aggregate quarterly principal repayment was scheduled to increase to $2.52 on June 30, 2012 with the balance of $32.76, plus accrued unpaid interest, due on February 28, 2013.

The outstanding amounts of $49.7 under the Term Loan of the Secured Credit Facility at December 31, 2010 were scheduled to be repaid as follows:

Year	Amount
2011	$7.6
2012	9.4
2013	32.7
49.7
Less: current portion of note payable	(7.6)
$42.1

Additionally, The Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended until May 1, 2011.  At December 31, 2010, the Company had $26.0 available under the Revolver.

The Term Loan and the Delayed Draw Term Loan was repaid, plus accrued interest, on January 28, 2011 upon the closing of the $250 Secured Revolving Credit Facility.  (See Note 19, Subsequent Events, “$250 Million Secured Revolving Credit Facility.”)

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible rights-of-use, which is included as network infrastructure assets in property and equipment, net.

At December 31, 2010, future minimum payments under the capital lease are as follows:

Year	Amount
2011	$0.2
2012	0.3
2013	0.2
2014	0.3
2015	0.2
Thereafter	0.5
Total minimum lease payments	1.7
Less: amount representing interest	(0.3)
Obligation under capital lease	1.4
Less: current portion	(0.2)
Total long-term obligation	$1.2

The long-term portion is reported within “Other long-term liabilities.”

NOTE 10:  SHAREHOLDERS’ EQUITY

Dividends

In November 2010, we obtained waivers from our lenders (Societe Generale, SunTrust Bank and CIT Lending Services Corporation) to permit a $5.00 per share dividend.  On November 23, 2010, we announced that our Board of Directors declared a special one-time cash dividend of $5.00 per share on our common stock (the “Special Cash Dividend”).  The Special Cash Dividend was paid on December 27, 2010 to the stockholders of record at the close of business on December 6, 2010.  The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129.0.  On December 20, 2010, the Company’s Board of Directors granted restricted stock units (the “RSU Dividend”) to holders of unvested restricted stock units on the record date of the Special Cash Dividend in order to provide these holders with an amount that approximated the value of the Special Cash Dividend.  In total, the Company granted 40,508 restricted stock units pursuant to the RSU Dividend, of which up to 1,246 restricted stock units vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, 28,656 restricted stock units are scheduled to vest on November 15, 2011, 9,360 are scheduled to vest November 16, 2011 and up to 1,246 restricted stock units are scheduled to vest on or before March 15, 2012 based upon the achievement of certain performance targets established for fiscal year 2011.

Additionally, on December 20, 2010, the Company’s Board of Directors granted shares of common stock (the “Option Dividend”) to holders of vested unexercised options to purchase shares of common stock in order to provide these holders with an amount that approximated the value of the Special Cash Dividend.  On December 27, 2010, the Company delivered 9,281 shares of common stock pursuant to the Option Dividend.  Additionally, the Company paid cash to one former employee and to the estate of one deceased employee totaling $0.007.  In the fourth quarter of 2010, the Company recorded stock-based compensation expense of $0.5 in connection with the Option Dividend.

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

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 (“Section 16 Officers”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 of fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period (and no more than 100 shares of common stock in the offering period for 2010).  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of December 31, 2010, we had a total of approximately 680 employees who would have been eligible to participate in the Stock Purchase Plan.

Offering Periods; Purchase Price

The Stock Purchase Plan operates by a series of offering periods of approximately 10 months duration commencing on each January 16 and ending on November 15 (except that the 2010 offering period was from September 1, 2010 to November 15, 2010).  The purchases are made for participants at the end of each offering period by applying payroll deductions accumulated over the course of the offering period towards such purchases.  The payroll deductions accumulated over the course of the offering period are included in “Accrued expenses” in the Company’s consolidated balance sheet.  The price at which these purchases will be made will equal 85% of the lesser of the fair market value of the common stock as of the first day of the offering period or the fair market value on the last day of the offering period.

2010 Offering Period

86 employees participated in the September 1, 2010 to November 15, 2010 offering pursuant to which $0.2 was withheld over the 2010 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  Stock-based compensation expense recognized with respect to the Stock Purchase Plan in the year ended December 31, 2010 was $0.02.  The Company issued 4,414 common shares with respect to the 2010 offering period.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of the Five Year Warrants and the Seven Year Warrants.  (See Note 1, “Background and Organization.”)

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Five Year Warrants		Seven Year Warrants		Weighted Average Warrant Exercise Price
Balance as of January 1, 2008	1,352,680		1,611,122		$11.08
Exercised	(1,034,084)		(27,240)		$10.05
Exercised under the Net Exercise provisions of the Warrant Agreements	(318,526	)(1)	—		$10.00
Cancelled in connection with conclusion of the bankruptcy case	(20)		(24)		$11.09
Cancelled in accordance with instructions from the warrant holders	(50)		—		$10.00
Balance as of December 31, 2008	—		1,583,858		$12.00
Exercised	—		(723,510)		$12.00
Exercised under the Net Exercise provisions of the Warrant Agreements	—		(1,816	)(2)	$12.00
Cancelled	—		(2)		$12.00
Balance as of December 31, 2009	—		858,530		$12.00
Exercised	—		(416,842)		$12.00
Exercised under the Net Exercise provisions of the Warrant Agreements	—		(441,688	)(3)	$12.00
Balance as of December 31, 2010	—		—		$—

(1) Includes 105,094 shares that were returned to treasury to settle the aggregate exercise price in connection with Net Exercises.

(2) Includes 476 shares that were returned to treasury to settle the aggregate exercise price in connection with Net Exercises.

(3) Includes 89,430 shares that were returned to treasury to settle the aggregate exercise price in connection with Net Exercises.

Under the terms of the Warrant Agreements described in Note 2, “Basis of Presentation and Significant Accounting Policies - Stock Warrants” if the market price of the Company’s common stock, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.  Prior to the expiration date of the five year warrants, five year warrants to purchase 778 shares of common stock were exercised on a Net Exercise basis, resulting in the issuance of 520 common shares being issued and 258 common shares being returned to treasury.  At September 8, 2008, the expiration date of the five year warrants, the required conditions were met for Net Exercise.  Five year warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.  Additionally, five year warrants to purchase 317,748 shares of common stock were deemed exercised on a Net Exercise basis, of which 212,912 shares were issued to the warrant holders, an additional 104,836 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.

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

NOTE 11:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,293,188, 23,504,077 and 21,985,284 for the years ended December 31, 2010, 2009, and 2008, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,242,696, 25,468,405, and 24,454,150 for the years ended December 31, 2010, 2009, and 2008, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the years ended December 31, 2010 and 2009, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the year ended December 31, 2008, potentially dilutive securities to acquire 23,800 shares of common stock were excluded from the calculation of diluted income per common share as they were anti-dilutive.

NOTE 12: STOCK-BASED COMPENSATION

Adoption of 2008 Equity Incentive Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who were selected to participate.  Under the 2003 Plan, as of December 31, 2010, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 826,166 shares had been issued pursuant to options exercised to purchase common shares, 100,186 common shares were reserved pursuant to outstanding vested options to purchase shares of common stock and 34,178 common shares were cancelled.  No shares are available for future grants under the 2003 Plan.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Under the 2008 Plan, the Company was authorized to issue share-based awards of up to 1,500,000 common shares in accordance with its terms.  As of December 31, 2010, 486,010 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 3,288 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 9,281 common shares were issued pursuant to the Option Dividend on December 20, 2010, 750,596 were reserved pursuant to outstanding restricted stock units, 6,712 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 244,113 common shares were reserved for future grants.

Stock Options

Pursuant to the 2008 Plan, during the year ended December 31, 2008, the Company awarded options to purchase 10,000 shares of common stock, which have a ten year life from the date of grant vested on the first anniversary of the date of grant and have per share exercise prices of $30.00.

There were no options to purchase shares of common stock granted during the years ended December 31, 2010 and 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.2 and $1.2 for the years ended December 31, 2009 and 2008, respectively, with respect to stock options granted, which had an effect of decreasing net income by $0.01 per basic common share and by $0.01 per diluted common share for the year ended December 31, 2009, and by $0.06 per basic common share and by $0.05 per diluted common share for the year ended December 31, 2008.  There was no non-cash stock-based compensation expense recognized with respect to options to purchase shares of common stock during the year ended December 31, 2010.

All such options are subject to forfeiture as specified in the respective award agreement.

Information regarding options to purchase common stock granted, exercised and outstanding for the years ended December 31, 2010, 2009 and 2008 is summarized below:
	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
Balance as of January 1, 2008	943,894	$13.74		$8.70
Granted	10,000	$30.00		$19.68
Forfeited	(11,792)	$19.73		$12.76
Balance as of December 31, 2008	942,102	$13.84		$8.76
Exercised	(742,626)	$13.52		$8.62
Forfeited	(5,500)	$18.46		$12.09
Balance as of December 31, 2009	193,976	$14.93		$9.66
Exercised	(86,778)	$13.79		$8.91
Forfeited	(300)	$25.33		$16.99
Balance as of December 31, 2010	106,898	$15.83	$4.6	$10.24
Vested as of December 31, 2010	106,898	$15.83		$10.24
Exercisable as of December 31, 2010	106,898	$15.83	$4.6	$10.24

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The grant date fair value of vested options to purchase common stock was as follows at December 31:

	Number of Options to Purchase Common Stock Vested	Total Grant Date Fair Value of Vested Options
2010	106,898	$1.1
2009	193,976	$1.9
2008	932,102	$8.1

The aggregate grant date fair value of options to purchase shares of common stock that vested during the years ended December 31, 2009 and 2008 was $0.2 (10,000 shares) and $1.0 (72,008 shares), respectively.  No options to purchases shares of common stock vested during the year ended December 31, 2010.

At December 31, 2010, all options to purchase shares of common stock were vested and, accordingly, the Company had no unearned stock-based compensation expense associated with options to purchase shares of common stock.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  The Company has adopted this method and determined the APIC Pool to be $2.8.  The Company reduced the APIC Pool by $0.1 in 2008 to reflect the tax effect of the delivery of common shares underlying restricted stock units in 2008.  There were 86,778 and 742,626 options exercised to purchase common shares in the years ended December 31, 2010 and 2009.  There were no options to purchase common shares exercised in the year ended December 31, 2008.

 The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2010:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Exercisable Options
$10.48	47,951	2.7	$10.48	47,951	2.7	$10.48
$12.50	19,806	4.7	$12.50	19,806	4.7	$12.50
$15.00 - $19.99	13,979	3.6	$16.82	13,979	3.6	$16.82
$20.00 - $24.99	5,600	4.3	$22.47	5,600	4.3	$22.47
$25.00 - $29.99	7,825	5.9	$27.90	7,825	5.9	$27.90
$30.00	6,712	7.7	$30.00	6,712	7.7	$30.00
$36.50	5,025	6.6	$36.50	5,025	6.6	$36.50
Total	106,898	4.4	$15.83	106,898	4.4	$15.83

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Restricted Stock Units

On December 20, 2010, pursuant to the 2008 Plan, the Company awarded 254,700 restricted stock units to certain employees and the non-employee members of the Board of Directors.  The fair value of the grants was $56.82 per share, the closing price of the Company’s common stock on that day.  10,800 of these restricted stock units, all of which were granted to employees, are scheduled to vest on November 16, 2011.  Of the balance of 243,900 restricted stock units (including 3,000 restricted stock units to each of the five non-employee members of the Board of Directors), 161,267 are scheduled to vest on November 16, 2012 and 82,633 are scheduled to vest on November 16, 2013.

Additionally, on December 20, 2010, pursuant to the 2008 Plan, the Board of Directors of the Company granted 40,508 restricted stock units pursuant to the RSU Dividend.  28,656 of such restricted stock units are scheduled to vest on November 15, 2011, 9,360 of such restricted stock units are scheduled to vest on November 16, 2011, 1,246 vested, along with 14,000 previously granted restricted stock units, in February 2011 based upon the attainment of certain performance-based metrics with respect to fiscal year 2010 and up to 1,246 may vest along with up to 14,000 previously granted restricted stock units, on or before March 15, 2012 based upon the attainment of certain performance-based metrics with respect to fiscal year 2011.

On December 2, 2010, pursuant to the 2008 Plan, the Company awarded 5,900 restricted stock units (i.e., an agreement to provide common shares in the future) to certain employees.  The fair value of the grant was $56.57 per share, the closing of the Company’s stock on that day.  Such restricted stock units are scheduled to vest on November 16, 2011.

On December 3, 2009, pursuant to the 2008 Plan, the Company awarded 182,700 restricted stock units, originally scheduled to vest on November 16, 2010, to certain employees and the independent members of the Board of Directors.  The fair value of the grant was $53.90 per share, the closing price of the Company’s common stock on that day.  1,600 of these restricted stock units were accelerated and vested and delivered on October 25, 2010, 74,220 vested and were delivered on November 16, 2010, 99,480 are scheduled to vest on November 16, 2011 and 7,400 restricted stock units were forfeited.

On September 8, 2008, pursuant to the 2008 Plan, the Company granted to certain employees an aggregate 648,200 restricted stock units, 380,000 of which vested 30% on the first anniversary of the date of grant, 10% of which vested on the second anniversary of the date of grant and 60% of which are scheduled to vest on the third anniversary of the date of grant, 172,000 of which vested or are scheduled to vest ratably on each of the first, second and third anniversaries of the date of grant and 96,200 of which vested (other than 2,666 of such restricted stock units, which were forfeited) on the first anniversary of the date of grant.  The fair value of these grants was $30.00 per share, the closing price of the Company’s stock on the day of grant.  Additionally, William G. LaPerch, the President and Chief Executive Officer of the Company, was granted an additional 42,000 restricted stock units, which vested or are scheduled to vest ratably in 2010, 2011 and 2012 based upon the achievement of certain performance targets for the fiscal years 2009, 2010 and 2011, which had not been established as of December 31, 2010 with respect to the 2011 grants.  The Company also granted 70,000 restricted stock units in the fourth quarter of 2008, which vested 30% on November 16, 2009, and 10% on November 15, 2010 and 60% of which are scheduled to vest on November 15, 2011.  The fair value of this grant was $19.50 per share, the closing price of the Company’s stock on the day of grant.  Additionally, in the fourth quarter of 2008, the Company granted 8,000 restricted stock units, which vested on November 16, 2009.

On May 2, 2008, the Company awarded 18,000 restricted stock units to employees under the 2003 Plan.  The underlying shares had a fair value of $35.00 per share, which was the closing price of our stock on the date of grant and the stock units vested on the first anniversary of the date of grant.

Additionally, in 2008, in connection with the delivery of 81,750 shares pursuant to vested restricted stock units (of the 175,250 shares described above), the Company repurchased 34,154 shares to fund estimated income tax obligations, which exceeded the Company’s minimum tax withholding obligations.  Accordingly, the Company recorded a compensation charge of $0.9 in the year ended December 31, 2008 in accordance with the provisions of SFAS No. 123(R).  No such amounts were recorded in the years ended December 31, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period.  The Company recognized non-cash stock-based compensation expense amounting to $11.9, $9.5 and $11.3 for the years ended December 31, 2010, 2009 and 2008 respectively, with respect to restricted stock units awarded, which had the effect of decreasing net income by $0.28 per basic common share and by $0.27 per diluted common share for the year ended December 31, 2010, $0.40 per basic common share and by $0.37 per diluted common share for the year ended December 31, 2009, and $0.51 per basic common share and $0.46 per diluted common share for the year ended December 31, 2008.

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2008	459,750	$34.42
Granted	744,200	$28.99
Issued	(175,250)	$25.07
Forfeited	(12,000)	$41.50
Balance as of December 31, 2008	1,016,700	$31.65
Granted	182,700	$53.90
Issued	(584,362)	$34.35
Forfeited	(2,666)	$30.00
Balance as of December 31, 2009	612,372	$36.29
Restricted stock units previously granted, which were earned based on the achievement of certain performance targets for fiscal 2009 and included in Issued below	14,000	$20.00
Granted (1)	315,108	$57.09
Issued	(192,148)	$38.32
Forfeited	(12,736)	$57.67
Balance as of December 31, 2010 (2)	736,596	$44.22

(1)
Includes 14,000 restricted stock units previously granted and 1,246 granted pursuant to the RSU Dividend, which were earned based on the achievement of certain performance targets for fiscal 2010 and which are scheduled to be delivered in March 2011.  Also includes another 1,246 restricted stock units granted pursuant to the RSU Dividend, which may vest in 2012 based upon the achievement of certain performance targets established in February 2011 for fiscal 2011.

(2)	Excludes 14,000 restricted stock units previously granted, which may vest in 2012 based on the achievement of certain performance targets established in February 2011 for fiscal 2011.

At December 31, 2010, the Company had $19.2, $5.8 and $1.4 of unearned stock-based compensation expense associated with the vesting of the restricted stock unit awards outstanding at December 31, 2010, which is expected to be recognized in 2011, 2012 and 2013, respectively, (excluding the 15,246 restricted stock units granted to Mr. LaPerch described above).

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

 NOTE 14: OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Years Ended December 31,
	2010	2009	2008
Gain on settlement or reversal of liabilities (*)	$2.2	$2.9	$2.8
Gain on settlement of insurance claim	0.3	—	—
(Loss) gain on foreign currency	(0.6)	1.9	(6.5)
(Loss) gain on sale or disposition of property and equipment	(0.2)	(1.3)	0.9
Other	0.3	0.1	0.4
Total	$2.0	$3.6	$(2.4)

(*)	Represents the reversal of certain transaction tax liabilities resulting primarily from the expiration of statute of limitations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 15: COMMITMENTS AND CONTINGENCIES

 The Company has commitments under various non-cancelable operating leases for office and equipment space, equipment rentals, right-of-way contracts, building access, franchise fees and network capacity contracts with terms expiring through 2030.  The Company has various sublet arrangements with third parties.  Estimated future payments, net of receipts with respect to these contractual obligations are as follows:

2011	$52.9
2012	38.8
2013	31.6
2014	25.6
2015	21.4
Thereafter	117.7
Total	$288.0

The expenses incurred for the above described obligations for the years ended December 31, 2010, 2009 and 2008 operations were $35.0, $33.2, and $30.3, respectively, which is net of sublease receipts of $1.2, $2.2 and $2.4 for the years ended December 31, 2010, 2009 and 2008, respectively.  The rental expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations.  The Company recorded $0.8, $1.2 and $1.5 in the years ended December 31, 2010, 2009 and 2008, respectively, as reductions to rent expense in continuing operations.  At December 31, 2010 and 2009, the deferred fair value rent liability was $1.5 and $2.1, respectively, of which $0.6 and $0.8, respectively, are included in accrued expenses and $0.9 and $1.3, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2010, the Company had commitments for customer build-outs and infrastructure totaling $17.0.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

Internal Revenue Service

In September 2008, the Company was notified by the Internal Revenue Service (the “IRS”) that it was reclassifying certain individuals, classified by the Company as independent contractors, to employees and, accordingly, assessing certain payroll taxes and penalties totaling $0.3.  The Company disputed this position citing relief provided by IRC Section 530 and IRC Section 3509.  On January 13, 2009, the IRS made a settlement offer to the Company, which the Company executed on March 10, 2009 and the IRS countersigned on May 11, 2009.  Under the terms of the settlement agreement, the Company agreed to pay $0.015 to the IRS to fully discharge any federal employment tax liability it may have owed for 2005.  The IRS agreed not to dispute the classification of “such workers” for federal employment tax purposes for any period from January 1, 2005 to March 31, 2009.  Beginning April 1, 2009, the Company agreed to treat “Consultants,” as described in the settlement agreement, who perform equivalent duties as employees of the Company as employees.  Finally, the Company agreed to extend the statute of limitations with respect to federal employment tax payments for the period covered by the settlement agreement (January 1, 2005 to March 31, 2009) to April 1, 2012.

New York City Franchise Agreement

As a result of certain ongoing litigation with a third party, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) has informed the Company that they have temporarily suspended any discussions regarding renewals of telecommunications franchises in the City of New York.  As a result, it is the Company’s understanding that DOITT has not renewed any recently expired franchise agreement, including the Company’s franchise agreement which expired on December 20, 2008.  Prior to the expiration of the Company’s franchise agreement, the Company sought out and received written confirmation from DOITT that the Company’s franchise agreement provides a basis for the Company to continue to operate in the City of New York pending conclusion of renewal discussions.  The Company intends to continue to operate under its expired franchise agreement pending any renewal.  The Company believes that a number of other operators in the City of New York are operating on a similar basis.  Based on the Company’s discussions with DOITT and the written confirmation that the Company has received, the Company does not believe that DOITT intends to take any adverse actions with respect to the operation of any telecommunications providers as the result of their expired franchise agreements and, the Company believes that if it attempted to do so, it would face a number of legal obstacles.  Nevertheless, any attempt by DOITT to limit the Company’s operations as the result of its expired franchise agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

Capital Investments and Network Expansion

The Company, from time to time, commits capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  The Company also commits capital for investments in selected markets.  In 2010, the Company incurred expenses to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  Additionally, the Company connected Miami to its long haul network and received a favorable ruling from the Canadian authorities regarding its ability to lease and light fiber for its operations in Toronto.  Based on the Company’s success in these markets, the Company may increase its presence in these markets or the Company may develop other markets in the U.S. or internationally.  The Company believes it has the liquidity / capacity to execute such plans.

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

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, the Company paid $10.9 in connection with this litigation.  During 2010, the Company provided an additional provision of $0.9 to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British Pounds, and accordingly, the amounts have been adjusted by for changes in currency translation rates over the years.  The Company has a remaining accrual balance of $0.7 relating to this transaction included in the Company’s consolidated balance sheet at December 31, 2010.

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

Liquidity Solutions, Inc. (“LSI”)

In October 2010, LSI filed a motion in the chapter 11 cases captioned as In re 360networks (USA) inc. et al, S.D.N.Y. Bankr. No.: 01-13721 (ALG) (the “360 Cases”), requesting that the court compel the court appointed representative of the 360networks estates to commence a legal action against the members of the official committee of unsecured creditors (the "Committee") in the 360 Cases for breach of fiduciary duty, negligence, gross negligence and fraud based on the facts and circumstances giving rise to the theft of approximately $40 held on behalf of the Committee by its counsel, Dreier LLP.  These funds were stolen by Dreier LLP’s managing partner Marc Dreier.  Alternatively, LSI has requested that the court grant authority to LSI to file its own claims against the members of the Committee on behalf of the 360networks estates.  The Company served as one of the members of the Committee in the 360 Cases.  The court appointed representative has indicated to the court that it does not believe that there are viable causes of action against the members of the Committee.  To date, no legal proceeding has been filed against the Company.  In the event that such a proceeding is filed, the Company believes that it would have substantial defenses.

NOTE 17:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.39, $0.35 and $0.30 in the years ended December 31, 2010, 2009 and 2008, respectively.  No amounts were outstanding at each of December 31, 2010 and December 31, 2009.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.002 in 2010, $0.03 in 2009 and $0.13 in 2008 from such construction firm.  All activities between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2010	2009	2008
Revenue
United States	$372.8	$328.0	$288.5
United Kingdom	42.4	35.8	36.1
Other	0.2	0.1	—
Eliminations	(5.7)	(3.8)	(4.7)
Consolidated Worldwide	$409.7	$360.1	$319.9

	December 31,
	2010	2009
Long-lived assets
United States	$502.9	$440.8
United Kingdom	37.9	28.3
Consolidated Worldwide	$540.8	$469.1

NOTE 19:   SUBSEQUENT EVENTS

$250 Million Secured Revolving Credit Facility

On January 28, 2011, the Company closed a five year $250 secured revolving credit facility (the “$250 Million Secured Revolving Credit Facility”) with the lender parties thereto (the “Lenders”) and SunTrust Bank, as Administrative Agent (the “Administrative Agent”).  The Lenders received a first priority interest and a lien in substantially all of the Company’s domestic assets and 65% of AboveNet, Inc.’s principal directly owned foreign subsidiaries.  Loans under the $250 Million Secured Revolving Credit Facility bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at the Company’s option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%.  The Company is also required to pay an unused commitment fee ranging from 0.375% to 0.50% per annum based on the daily average undrawn portion of the $250 Million Secured Revolving Credit Facility.  The applicable margin and the unused commitment fee will be determined based on the Company’s Leverage Ratio based on Consolidated Total Debt to Consolidated EBITDA (each as defined in the $250 Million Secured Revolving Credit Facility).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

The $250 Million Secured Revolving Credit Facility includes an uncommitted accordion feature that permits the Company to increase the aggregate principal amount by up to $125.0 through one or more term loans or additional revolving credit, subject to the agreement by one or more Lenders to provide the additional principal amount.

The Company borrowed $55.0 at closing, of which $5.0 was used to pay bank fees and legal expenses, $49.9 was used to repay the Secured Credit Facility and $0.1 was used for general corporate purposes.  The borrowing carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%).  The Company converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% LIBOR rate plus applicable margin of 2.25%).

The Company has the right to prepay any outstanding loan prior to maturity without premium or penalty.

The Company is required to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants require the Company to provide notices of material events and information regarding collateral, restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, make investments, sell assets, make restricted payments (including the ability to pay dividends) and engage in affiliate transactions, and require the Company to maintain a Leverage Ratio not greater than 2.5 to 1.0 and an Interest Coverage Ratio (as defined in the $250 Million Secured Revolving Credit Facility) of not less than 3.0 to 1.0.  At closing, based upon the Company’s leverage ratio, as defined, its cash balance and its availability under the facility, $196.0 of retained earnings is unrestricted for dividend purposes and the balance is restricted.

The $250 Million Secured Revolving Credit Facility contains customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness, certain bankruptcy and insolvency events, certain judgments, certain ERISA events and change of control.

Following an event of default under the $250 Million Secured Revolving Credit Facility, the Administrative Agent and the Lenders would be entitled to take various actions, including the acceleration of amounts due under the $250 Million Secured Revolving Credit Facility and seek other remedies that may be taken by secured creditors.

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on January 28, 2016.

In connection with this closing, the Company also settled the two interest rate swaps at a total cost of $0.5, which will be included in “Other expenses” in the Company’s consolidated statement of operations during the three months ended March 31, 2011.  The Company also wrote-off $1.1 in unamortized debt acquisition costs associated with the Secured Credit Facility, which will also be included in “Other expenses” in the Company’s consolidated statement of operations during the three months ended March 31, 2011.

Appointment of Chief Operating Officer

On January 25, 2011, the Board of Directors of the Company appointed Rajiv Datta, its Senior Vice President and Chief Technology Officer, as the Company’s Chief Operating Officer. In connection with this appointment, the Company’s Board of Directors approved the increase in Mr. Datta’s annual base salary from $0.3 to $0.4 and made a special grant to Mr. Datta of 15,000 restricted stock units, all of which will vest and be delivered on November 16, 2011.

Amendment to Employment Agreements

Each of William G. LaPerch, Chief Executive Officer and President; Mr. Datta; Joseph P. Ciavarella, Senior Vice President and Chief Financial Officer; John Jacquay, Senior Vice President, Sales and Marketing; Douglas Jendras, Senior Vice President, Operations and Robert Sokota, Senior Vice President and General Counsel (collectively, the “Named Executive Officers”) is a party to an employment agreement with the Company, all of which were amended effective as of January 25, 2011.  These amendments (a) extend the term of each Named Executive Officer’s employment agreement from November 16, 2011 through December 31, 2011 and (b) clarify that if the Named Executive Officer is employed by the Company on December 31 of the calendar year in which a bonus is being earned, the Named Executive Officer would be entitled to receive any bonus payable for that year.  Mr. Datta’s employment agreement was also amended to reflect his new title and base salary.  The employment agreements with each of Messrs. Ciavarella, Jacquay, Jendras and Sokota were also amended to clarify that if so determined in the discretion of the Company’s Chief Executive Officer, such officer would report to the Company’s Chief Operating Officer.

Restricted Stock Unit Grants

On January 25, 2011, the Company granted an aggregate 213,100 restricted stock units, of which 211,000 were granted to the Company’s Named Executive Officers as follows (including the 15,000 restricted stock units granted to Mr. Datta in connection with his appointment as Chief Operating Officer):

Name	Total
William G. LaPerch	65,000
Rajiv Datta	60,000
Joseph P. Ciavarella	21,000
Robert Sokota	21,000
John Jacquay	23,000
Douglas Jendras	21,000

The fair value of each restricted stock unit granted was $59.25, based on the closing price of the Company’s common stock on the New York Stock Exchange on January 25, 2011.  The 213,000 restricted stock units are scheduled to vest as follows: 15,000 on November 16, 2011, 132,066 on November 16, 2012 and 66,034 on November 16, 2013.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended December 31, 2010.

	2010 Quarter Ended
	March 31	June 30		September 30		December 31
Revenue	$97.2	$100.7		$103.7		$108.1
Costs of revenue	33.1	34.1	(1)	35.7	(2)	39.9	(3)
Selling, general and administrative expenses	23.6	23.0		23.1		26.9
Depreciation and amortization	15.5	15.2		15.8		16.8
Operating income	25.0	28.4		29.1		24.5
Other income (expense):
Interest income	—	—		0.1		—
Interest expense	(1.2)	(1.2)		(1.3)		(1.5)
Other (expense) income, net	(0.6)	0.2		1.0		1.4
Income before income taxes	23.2	27.4		28.9		24.4
Provision for income taxes	9.6	11.1		11.7		2.1	(4)
Net income	$13.6	$16.3		$17.2		$22.3

Basic net income per share	$0.55	$0.64		$0.68		$0.87
Weighted average number of common shares	24,944,514	25,145,224		25,340,842		25,732,982

Diluted net income per share	$0.52	$0.62		$0.66		$0.85
Weighted average number of common shares	26,218,755	26,194,883		26,249,408		26,288,375

Fluctuations in revenue reported by period were impacted by contract termination revenue recognized by quarter as follows:

Quarter ended March 31, 2010	$1.0
Quarter ended June 30, 2010	$0.6
Quarter ended September 30, 2010	$0.7
Quarter ended December 31, 2010	$0.4

(1)	Includes provision for equipment impairment of $0.2.

(2)	Includes provision for equipment impairment of $0.2.

(3)	Includes provision for impairment of $1.6.

(4)
During the fourth quarter of 2010, based upon the Company’s review of its profitability in the U.K. and internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets, the Company reduced the valuation allowance by $7.7 with respect to deferred tax assets associated with its U.K. operations, which was comprised of a $7.3 tax benefit recognized, $1.0 attributable to the reduction in U.K. tax rates, partially offset by $0.6 due to foreign currency translation.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED) (Cont’d)

The following table presents the unaudited quarterly results for the year ended December 31, 2009.

	2009 Quarter Ended
	March 31	June 30		September 30	December 31
Revenue	$85.4	$88.0		$92.4	$94.3
Costs of revenue	29.4	32.3	(1)	33.9 (2)	35.1	(3)
Selling, general and administrative expenses	20.7	20.1		20.3	21.4
Depreciation and amortization	11.9	12.3		13.5	14.3
Operating income	23.4	23.3		24.7	23.5
Other income (expense):
Interest income	0.2	0.1		—	—
Interest expense	(1.2)	(1.1)		(1.3)	(1.2)
Other (expense) income, net	(0.1)	2.5		(0.5)	1.7
Income before income taxes	22.3	24.8		22.9	24.0
(Benefit from) provision for income taxes	(5.1)	0.2		0.2	(182.9	)(4)
Net income	$27.4	$24.6		$22.7	$206.9

Basic net income per share	$1.19	$1.07		$0.96	$8.43
Weighted average number of common shares	22,922,284	23,026,298		23,500,655	24,549,240

Diluted net income per share	$1.11	$0.97		$0.88	$7.96
Weighted average number of common shares	24,613,712	25,227,006		25,612,176	25,994,937

Fluctuations in revenue reported by period were impacted by contract termination revenue recognized by quarter as follows:

Quarter ended March 31, 2009	$1.9
Quarter ended June 30, 2009	$0.8
Quarter ended September 30, 2009	$0.3
Quarter ended December 31, 2009	$0.9

(1)	Includes provision for equipment impairment of $0.5.

(2)	Includes provision for equipment impairment of $0.4.

(3)	Includes provision for equipment impairment of $0.3.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses had been identified as of December 31, 2008 related to entity level controls, financial close and financial statement reporting, income taxes, property and equipment and inventory processes.

During 2009, management remediated the previously existing material weaknesses in our entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis through December 31, 2009.  During each of the years ended December 31, 2010 and 2009, the Company continued to develop processes to manage property and equipment, including inventory, through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  During 2010, the Company’s management also continued re-engineering efforts and is re-aligning departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment, including inventory.  During 2010, the Company hired a Director of Corporate Tax to ensure ongoing tax compliance.  The Company continues to evaluate methods to integrate processes and systems for better information flow.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting, and has issued an attestation report below that reflects an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

As discussed above, the Company continued to develop and refine its controls at the entity level, controls over financial close and financial statement reporting, income taxes, property and equipment and inventory processes.  The operating effectiveness and design of the controls were tested throughout 2010 by the Company’s management and by the Company’s independent registered public accountants as part of their integrated audit of the consolidated financial statements.  Both the Company’s management and the independent registered public accountants concluded that the controls were effectively operating.  As such, the material weaknesses described above had been remediated.

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AboveNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 28, 2011

ITEM 9B.  OTHER INFORMATION

The information set forth in “Item 11, “Executive Compensation,” with respect to the determination of bonuses based on performance in 2010 and the establishment of the 2011 Bonus Plan is hereby incorporated by reference in this Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of the persons who are our directors, their ages and respective business backgrounds, including directorships of other public companies, as well as the specific experiences, qualifications, attributes and skills that have led the Board of Directors to determine that such members should serve on the Board of Directors:

Jeffrey A. Brodsky

Mr. Brodsky, 52, has been a member of the Company’s Board of Directors since September 2003 and has been Chairman of the Audit Committee since that date.  He became non-executive Chairman of the Board in December 2005.  He is currently leading Quest Turnaround Advisors, L.L.C. (“Quest”) in its role as Plan Administrator of Adelphia Communications Corporation and is Trust Administrator of the Adelphia Recovery Trust.  Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Purchase, NY in 2000 and has been a Managing Director there since that time.  Mr. Brodsky holds a Bachelor’s degree from New York University College of Business and Public Administration, and a Master’s degree from its Graduate School of Business.  He is a Certified Public Accountant.  Mr. Brodsky is currently a Director of Euramax International, Inc. and inMotion, Inc.  Mr. Brodsky’s significant experience in the areas of accounting, finance and general business matters, as well as his past experience with us, are important to the Board’s ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Michael J. Embler

Mr. Embler, 46, has been a member of the Board of Directors since September 2003 and is a member of the Governance and Nominating Committee.  In 2010, Mr. Embler became a member of the Audit Committee.  From 2005 until May 2009, Mr. Embler served as the Senior Vice President and Chief Investment Officer at Franklin Mutual Advisers, LLC (“FMA”), a firm he joined in 2001 as Vice President.  Funds managed by FMA collectively are the Company’s largest stockholder.  From 1992 to 2001, Mr. Embler served in various management positions with Nomura Holding America, Inc., most recently as Managing Director.  Mr. Embler currently serves as a director of CIT Group Inc., a publicly-traded company.  Mr. Embler has previously served as a Director of Kindred Healthcare, Inc. from 2001 to 2008 and Grand Union Company, both publicly-traded companies, and several private companies.  Mr. Embler holds a Bachelor’s degree from the State University of New York at Albany and a Master of Business Administration from George Washington University.  Mr. Embler’s significant experience with respect to finance, investing and general business matters, as well as his past experience with us, are important to the Board’s ability to review our financial statements and our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Postma

Mr. Postma, 60, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee and the Strategy Committee.  Mr. Postma has been the Co-Chairman and Chief Executive Officer of US Signal Company LLC, since the time he co-founded it in 2000.  He also currently serves as Chairman of Turnkey Network Solutions LLC, Littlefield Group, Inc., R.T. London, Inc. and P&V Capital Holdings, LLC.  Since November 2009, Mr. Postma has served as the Chairman of the Board of Directors of Macatawa Bank Corporation.  Mr. Postma has also served as Co-Chairman and Chief Executive Officer of US Xchange, LLC, and has previously served on the Board of Directors and Audit Committee of Choice One Communications, Inc. (NASDAQ).  From 1983 to 1996, Mr. Postma served as General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc., and US Signal.  Prior to this, Mr. Postma was a Partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell and Cummiskey, P.L.C., where he spent 15 years.  Mr. Postma is a graduate of Calvin College and the University of Michigan Law School.  Mr. Postma’s significant experience with respect to law, telecommunications and general business matters, as well as his past experience with us, are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Shorten, Jr.

Mr. Shorten, 43, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee, and serves as the Chairman of the Governance and Nominating Committee and the Strategy Committee.  Mr. Shorten is a managing member of Power Play Solar, LLC, a solar asset development and finance company.  He is also the Managing Director of Silvermine Capital Resources, LLC, a firm that he founded in 2001 to originate, structure and manage private investment transactions for hedge funds.  Mr. Shorten is also a member of the Board of Directors of Enterprise Informatics, Inc. and Infinia Corporation where he is Executive Chairman and previously served as a member of the Board of Directors of First Avenue Networks, Inc. from December 2001 through August 2006, and Mpower Holding Corporation from July 2002 to February 2006 and Movie Gallery, Inc. from 2009 to 2010.  From 2000 to 2001, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources.  From 1997 to 2000, he was with Destia Communications and its acquirer, Viatel, Inc., where Mr. Shorten was appointed Senior Vice President, Data Services.  Mr. Shorten received a Juris Doctorate degree, with honors, from Rutgers Law School and holds a Bachelor of Arts degree from Colgate University.  Mr. Shorten’s significant experience with respect to law, telecommunications and general business matters, as well as his past experience with us, are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Stuart Subotnick

Mr. Subotnick, 68, has been a member of the Board of Directors since 1997 and is Chairman of the Compensation Committee and a member of the Strategy Committee.  Since 1986, Mr. Subotnick has been a General Partner, Executive Vice President of Metromedia Company, a management and investment company.  Mr. Subotnick started with Metromedia Inc., a predecessor of Metromedia Company, as a tax attorney in 1967, and spent two decades in various management roles, becoming Chief Financial Officer in 1981 and Senior Vice President of Finance and Administration in 1983.  Since 1981, Mr. Subotnick has been responsible for negotiating all of the major Metromedia corporate transactions, including the sale of certain of Metromedia divisions.  Mr. Subotnick is also the lead Director of Carnival Corporation and is a Director of both the Shubert Organization and Conair Corporation.  He served as a member of the Board of Directors of Metromedia International Group, Inc. from the mid-1990s until 2007.  He is Chairman of the Board of Trustees of Brooklyn Law School and a member of the Board of Baruch College (CUNY).  Mr. Subotnick also serves as a Vice Chair of the New York Racing Association.  Mr. Subotnick earned a Bachelor of Business Administration degree from Baruch College, a Master of Law degree from Brooklyn Law School and a Juris Doctorate degree from New York University.  Mr. Subotnick’s significant experience with respect to finance, investing and general business matters, as well as his past experience with us, are important to the Board’s ability to review our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

William G. LaPerch

Mr. LaPerch, 55, has been the President and Chief Executive Officer and a member of the Board of Directors of the Company since March 2004.  From 1999 to March 2004, Mr. LaPerch served in various executive positions relating to the Company’s operations.  From 1989 to 1999, Mr. LaPerch served as Vice President of Network Services for MCI where he managed that company’s local, long distance, data and Internet networks.  Previously, Mr. LaPerch held executive positions at NYNEX.  Mr. LaPerch is a graduate of the United States Military Academy at West Point, where he earned a Bachelor of Science degree in Engineering.  Mr. LaPerch also received a Master of Business Administration from Columbia University.  Mr. LaPerch’s experience and his role as our President and CEO enable him to play an important role as a member of the Board of Directors.

There are no family relationships among any of our directors or the executive officers.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 15, 2011.  Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	55	President and Chief Executive Officer, and Director
Rajiv Datta	40	Chief Operating Officer
Joseph P. Ciavarella	55	Senior Vice President and Chief Financial Officer
Robert Sokota	47	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
John Jacquay	58	Senior Vice President, Sales and Marketing
Douglas Jendras	43	Senior Vice President, Operations

Information about Mr. LaPerch is set forth above in this Item 10 under “Directors.” The background information of our other executive officers is set forth below.

Rajiv Datta

Mr. Datta, 40, was appointed Chief Operating Officer in January 2011.  From May 2004 to January 2011, he served as Senior Vice President and Chief Technology Officer, a role in which he oversaw all aspects of Engineering, IT and Product Development activities across our metro, long haul and IP networks.  He joined the Company in 1998 and became a Vice President in 2002.  Prior to joining the Company, Mr. Datta held various engineering and development positions at Alcatel Telecommunications Cable in North Carolina and at Alcatel’s Optical Fiber Competency Center near Paris, France.  Mr. Datta holds a Bachelor of Science degree and a Master of Science degree in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

Joseph P. Ciavarella

Mr. Ciavarella, 55, was appointed as Acting Chief Financial Officer, effective March 4, 2008 and Senior Vice President and Chief Financial Officer effective October 27, 2008. Mr. Ciavarella had been an independent consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006. From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President — Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company. Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of Painewebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division). He began his career at Touche Ross & Co. (now Deloitte, LLP). Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

Robert Sokota

Mr. Sokota, 47, is currently the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations. He became the Senior Vice President, General Counsel and Secretary in January 2001 and the Chief Administrative Officer in 2004. He originally joined the Company in January 2000 as Vice President, Legal. Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc. He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994. Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

John Jacquay

Mr. Jacquay, 58, joined the Company in 2004 as Senior Vice President, Sales and Marketing. From February 2002 to June 2004, Mr. Jacquay was the President of National Sales at XO Communications. Prior to joining XO Communications, Mr. Jacquay was Chairman and Chief Executive Officer of Pagoo, a Silicon Valley VOIP start-up. From 1985 to 1996, Mr. Jacquay was in charge of various regional and national sales organizations of MCI Telecommunications. From 1974 to 1985, Mr. Jacquay held various leadership positions in finance and sales with GTE Corp. Mr. Jacquay holds undergraduate degrees in Finance and Accounting, as well as an MSBA in Economics from Indiana University and is a Certified Public Accountant.

Douglas Jendras

Mr. Jendras, 43, joined the Company in January 2000, became the Vice President, Operations in July 2000 and was promoted to the position of Senior Vice President, Operations in May 2004.  Mr. Jendras held various management positions at MCI Telecommunications where he worked in operations and business development from July 1991 to October 1999.  He earned his Bachelor’s degree from the State University of New York at Albany and his Master of Business Administration in Financial Management from Pace University.

Director and Executive Officer Involvement in Legal Proceedings

Messrs. LaPerch and Sokota served as President, Enterprise Services and Senior Vice President and General Counsel, respectively, for Metromedia Fiber Network, Inc. at the time that it filed for bankruptcy protection in May 2002.

Corporate Governance

In December 2005, the Board of Directors documented the governance practices to be followed by the Company by adopting Corporate Governance Guidelines to promote the functioning of the Board and its committees and set forth a common set of expectations as to how the Board should perform its functions.  The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection, board meetings and involvement of senior management, and board committees and director compensation.  The Corporate Governance Guidelines can be found through the “Investors - Corporate Governance” section of our website at www.above.net and a printed copy will be provided free of charge to any shareholder upon request.

The Board of Directors and the committees of the Board of Directors met numerous times during 2010.  The Board of Directors held 14 meetings in 2010.  The Company’s independent directors held regularly scheduled executive sessions at which only independent directors were present.  Meetings of the Board of Directors and executive sessions of the Board are led by the Chairman of the Board, Jeffrey A. Brodsky.  We believe each of our members of the Board of Directors is qualified to serve on the Board of Directors based on their experience and ability to bring different perspectives to the Company’s business as set forth above.

In 2010, the Company had a standing Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategy Committee.  The Audit Committee met eight times in 2010.  The Compensation Committee met six times in 2010.  The Governance and Nominating Committee met once in 2010.  The Strategy Committee did not meet in 2010.  Each director attended 75% or more of the meetings of the Board of Directors and the committees on which he served.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the “Investors - Corporate Governance” section of our website at www.above.net.  A printed copy of the charter of any of our Board committees will be provided free of charge to any shareholder upon request.  The committees of the Board of Directors are described in more detail below.

The Company has adopted a Code of Conduct that applies to all of our employees, including our executive officers, and to directors.  Our Code of Conduct, which satisfies the SEC requirements for a code of ethics, can be found through the “About – About Overview” section of our website at www.above.net.  A printed copy of the Code of Conduct will be provided free of charge to any shareholder upon request.  If a waiver of our Code of Conduct is granted to any of our executive officers or directors, we will promptly disclose the amendment or waiver on our website as required by SEC and New York Stock Exchange rules.

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

The Board of Directors has general risk oversight responsibilities.  The Audit Committee of the Board of Directors oversees risk issues with respect to our financial reporting and accounting.  In 2010, the Audit Committee reviewed risks associated with the Company’s systems’ upgrade project.  Our internal audit department, which monitors our compliance with financial reporting and accounting risk controls, reports to the Audit Committee.  The Board of Directors believes that this structure enables it to effectively oversee risk management.

Audit Committee

The Audit Committee consists of Messrs. Brodsky (Chairman), Postma, Shorten and as of August 2010, Mr. Embler, each of whom satisfies the applicable independence and other qualification requirements of the New York Stock Exchange corporate governance and SEC rules for serving on an audit committee.  The Board of Directors has determined that Mr. Brodsky, the Audit Committee’s Chairman, is an “audit committee financial expert” as defined in the applicable SEC rules.  The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility for the integrity of the Company’s financial reports.  The Audit Committee also carries out other functions from time to time as assigned to it by the Board of Directors.  The Audit Committee, or in some cases the Board of Directors, reviews and approves related party transactions.

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

Report of the Audit Committee

Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for auditing those statements.  In connection with the preparation of the December 31, 2010 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent registered public accountants the matters required to be discussed under standards of the Public Company Accounting Oversight Board (“PCAOB”), including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written report, disclosures and the letter from the independent registered public accountants required by the PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and the Audit Committee has reviewed, evaluated and discussed with that firm the written report and its independence from the Company.  The Audit Committee also has discussed with management of the Company and the independent registered public accountants such other matters and received such assurances from them as the Audit Committee deemed appropriate.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved,  the inclusion of our audited financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the SEC.

THE AUDIT COMMITTEE
Jeffrey A. Brodsky, Chairman
Michael J. Embler
Richard Postma
Richard Shorten, Jr.

Compensation Committee

The Compensation Committee consists of Messrs. Subotnick (Chairman), Postma and Shorten, each of whom satisfies the independence and other qualification requirements of New York Stock Exchange corporate governance rules.  The Compensation Committee’s role is to establish and review our overall compensation philosophy and policies and to approve the compensation for the Company’s senior executive officers (including our executive officers named in the Summary Compensation Table set forth below (the “named executive officers”)) and related matters.  In this regard, the Compensation Committee approves the Company’s overall bonus plan, grants (or recommends to the Board of Directors) all equity compensation and approves (or recommends to the Board) salary changes for senior executive officers.  The Compensation Committee meets several times during the year, and the Compensation Committee Chairman periodically reports on Compensation Committee actions and recommendations at Board meetings.  In addition, the Compensation Committee unofficially conferred without the participation of management in executive session on a number of occasions.  The Committee has the power to retain the services of outside counsel, advisors, experts and others to assist the Committee.

The Compensation Committee assists the Board in establishing compensation packages for our executive officers and non-employee directors and administering our incentive plans.  The Compensation Committee is generally responsible for setting and administering the policies that govern annual executive salaries, raises and bonuses and certain awards of stock options, restricted stock awards and other awards under our incentive plans and otherwise.

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

Since our emergence from bankruptcy protection in 2003, the Governance and Nominating Committee has not nominated any new members to the Board of Directors. Upon the appointment of Mr. LaPerch to the position of Chief Executive Officer in March 2004, the Board determined to appoint him to the Board (taking the position of the prior Chief Executive Officer John Gerdelman who resigned in December 2003). Upon the resignation of Dennis O’Connell from the Board in May 2006, the Board of Directors determined that it was not necessary at that time to appoint another director to replace Mr. O’Connell. In May 2009, the Board of Directors reduced the number of members from seven to six.

The Governance and Nominating Committee will consider director candidates recommended by stockholders.  The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether or not the candidate was recommended by a stockholder.  Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Governance and Nominating Committee at the following address: AboveNet, Inc., c/o Secretary at 360 Hamilton Avenue, White Plains, NY 10601 at least 120 days prior to the anniversary date of the previous annual meeting of stockholders.  Submissions must include, among other things, the name, age, business address and residence address of such person, the principal occupation or employment of such person, a description of all arrangements and understandings between the proposed nominee and stockholder making such nomination and the information required pursuant to Regulation 14A under the Securities Exchange Act of 1934.  Stockholders wishing to make a nomination are advised to review the Company’s bylaws for additional requirements.  Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2010, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely except that a Form 4 for Mr. Shorten was not filed timely with respect to a restricted stock grant on December 20, 2010.

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

Executive Compensation Component Summary

The major components of compensation for the executive officers listed in the Summary Compensation Table below (Messrs. LaPerch, Datta, Ciavarella, Sokota, Jacquay and Jendras), who are referred to herein as the named executive officers, are base salary, annual incentive bonuses and equity compensation.  We believe that the compensation provided to our named executive officers is reasonable and not excessive.

In setting 2010 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our shareholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	a significant portion of the overall 2010 compensation was represented by variable, performance-based pay.

We believe that the current combination of annual salary, benefits, incentive cash bonus and equity compensation represents an appropriate mix of both short-term and long-term compensation for realizing our goals for compensation of the named executive officers.

Roles of the Compensation Committee and Management in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process for the named executive officers (other than the Chief Executive Officer) by among other things, making recommendations to the Compensation Committee.  However, the Compensation Committee approves the compensation for the named executive officers and retains complete discretion to accept, reject or modify any management recommendations.  The most significant contributions by management to the compensation process are:

•	evaluating employee performance;
•	providing information to the Compensation Committee related to compensation of our employees;
•	providing input regarding the accounting, tax and legal impact of our compensation policies;
•	recommending business performance targets and objectives; and
•	recommending salary levels, bonus amounts and equity awards.

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

Setting Named Executive Officer Compensation

In September 2008, the Company entered into new employment agreements with Mr. LaPerch, President and Chief Executive Officer, Mr. Datta, now the Chief Operating Officer, but was serving as Senior Vice President and Chief Technology Officer at such time, Mr. Jacquay, Senior Vice-President, Sales and Marketing, Mr. Jendras, Senior Vice-President of Operations and Mr. Sokota, Senior Vice-President, General Counsel, Secretary and Chief Administrative Officer, (the “September 2008 Employment Agreements”).  In October 2008, the Company entered into a contract with Mr. Ciavarella on substantially the same terms as the September 2008 Employment Agreements with the other Senior Vice Presidents, except that he was paid $50,000 at the inception of the contract and had a different bonus target for 2008 (the “October 2008 Employment Agreement,” and together with the September 2008 Employment Agreements, as amended, the “2008 Employment Agreements”).  The 2008 Employment Agreements were amended in January 2011 to, among other things, extend the term of each agreement through December 31, 2011, subject to automatic extensions for additional one-year periods unless cancelled by the executive or the Company in writing at least 120 days prior to the end of the term.  Each of the 2008 Employment Agreements provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract, and provides for incentive cash bonus targets.  Additionally, each executive officer will generally be entitled to the same benefits offered to the Company’s other executives.  Each of the 2008 Employment Agreements provides for payment of severance and the provision of other benefits in connection with certain termination events, as provided below, and includes confidentiality, non-compete and assignment of intellectual property covenants by each of the executive officers.  The employment contracts in place until September 2008 for each named executive officer except Mr. Ciavarella expired or terminated in September 2008.

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

The annual base salary initially set for each of the named executive officers in the September 2008 Employment Agreements, other than for the Chief Executive Officer, was recommended by the Chief Executive Officer to the Compensation Committee, after the Compensation Committee’s compensation consultant completed a study of the Company’s compensation levels and plans, which amounts were approved by the Compensation Committee.  Mr. Datta was named Chief Operating Officer effective January 25, 2011, at which time his annual base salary was increased to $400,000.  The Compensation Committee sets the annual base salary for the Chief Executive Officer.  Based on Mr. LaPerch’s recommendation, the Compensation Committee approved an increase in base salary for Mr. Jendras from $290,000 per annum to $295,800 per annum, effective March 1, 2011.  There were no other increases in base pay for named executive officers.

Incentive Cash Bonus Program

The 2010 annual incentive cash bonus program for most U.S.-based employees was designed to incentivize employees towards the common goal of maximizing our earnings before interest, taxes, depreciation and amortization (“EBITDA”).  A bonus pool calculation for U.S.-based employees was approved for various target levels of achieved adjusted U.S. EBITDA.  Each adjusted U.S. EBITDA target level provided for a bonus percentage for each employment level tier.  The bonus pool was determined by multiplying the applicable bonus percentages by the 2010 base pay earnings of the eligible employees in each employee tier.  To calculate adjusted U.S. EBITDA, we added back to EBITDA certain non-recurring, non-operational and non-cash items, including share-based compensation expenses.  These adjustments, which totaled $7.3 million in 2010, were an add-back of $11.4 million for non-cash stock-based compensation expense offset by excess contract termination revenue of $1.5 million and other income of $2.6 million.

The target payouts (as a percentage of 2010 base compensation) and performance targets for the bonus pool in which the named executive officers (other than Mr. Jacquay) participated in 2010 were as follows:

	(dollars in millions)
Percentage of 2010 Base Compensation	26%	29%	32%	35%	38%	41%	44%	47%	50%
Adjusted U.S. EBITDA	$132.1	$138.6	$145.1	$151.6	$158.1	$164.6	$171.1	$177.6	$184.1

The target payouts and performance targets for Mr. Jacquay were as follows:

	(dollars in millions)
Target Payout	$0.186	$0.207	$0.229	$0.250	$0.271	$0.293	$0.314	$0.336	$0.357
Adjusted U.S. EBITDA	$132.1	$138.6	$145.1	$151.6	$158.1	$164.6	$171.1	$177.6	$184.1

The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our achieving adjusted U.S. EBITDA of $166.5 million, surpassing the adjusted U.S. EBITDA target in 2010 of $164.6 million.  At this level of adjusted U.S. EBITDA, an additional $1,000,000 was added to the bonus pool for bonus eligible U.S.-based employees over and above the bonus pools established based upon the percentage of 2010 base compensation at the achieved level of adjusted U.S. EBITDA.  We believe that the achievement of the annual adjusted U.S. EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

The 2008 Employment Agreements provide for a bonus target equal to 35% of the named executive officer’s base salary (or in the case of Mr. Jacquay, an annual cash bonus target of $250,000) in the event that the Company meets the targets set by the Compensation Committee.  For 2010, the target set by the Compensation Committee was the achievement of $151.6 million in adjusted U.S. EBITDA.  Amounts paid in excess of the amounts payable pursuant to the 2008 Employment Agreements are at the discretion of the Compensation Committee.  The Chief Executive Officer recommended the 2010 annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee.  The Compensation Committee sets the incentive cash bonus for the Chief Executive Officer.  Management makes the determination of bonus payments for the Company’s employees who are not named executive officers.  Employees eligible to participate in our sales compensation plan were generally not eligible to participate in the incentive cash bonus program except to the extent that an employee served in both a sales and non-sales role.  Our U.K.-based employees receive quarterly incentive cash bonuses based upon the achievement of quarterly adjusted U.K. EBITDA targets and other quantitative and qualitative factors.  Incentive cash bonuses paid in the U.K. are approved by our management.

In setting annual incentive bonus amounts for the named executive officers, the Compensation Committee considered a number of factors including the extent to which the named executive officer (a) contributed to the achievement of our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals.  Pursuant to the 2008 Employment Agreements, target bonuses for Messrs. LaPerch, Datta, Ciavarella, Jendras and Sokota are set at 35% of base salary, and Mr. Jacquay’s target bonus is set at $250,000.  If $151.6 million of adjusted U.S. EBITDA was not achieved in 2010, no bonus payments would have been required to be made to these executives.

In accordance with the Compensation Committee’s determination, incentive cash bonuses earned for 2010 performance will be paid on March 15, 2011.  Payments to the named executive officers will be as follows:

Name	Bonus
William G. LaPerch	$340,000
Rajiv Datta	$220,000
Joseph P. Ciavarella	$205,000
Robert Sokota	$205,000
John Jacquay	$330,000
Douglas Jendras	$205,000

All such amounts are included in the Summary Compensation Table below.

On February 28, 2011, the Compensation Committee approved our 2011 Bonus Plan (the “2011 Bonus Plan”).  The 2011 Bonus Plan provides for the creation of an employee bonus pool for non-sales commission based employees based on the achievement in 2011 of certain consolidated adjusted EBITDA targets established by the Compensation Committee.  For 2011, all non-sales commission based U.K. employees will participate in the plan along with non-sales commission based U.S. employees.  Because commission based sales employees are paid sales commissions, they are not eligible to participate in the 2011 Bonus Plan.

A bonus pool has been set for achievement of various levels of 2011 consolidated adjusted EBITDA set by the Compensation Committee.  The target payouts (as a percentage of 2011 base compensation) and performance targets under the 2011 Bonus Plan for the bonus pool in which the named executive officers (other than Mr. Jacquay) participate are as follows:

	(dollars in millions)
Percentage of 2011 Base Compensation	26%	29%	32%	35%	38%	41%	44%	47%	50%
Consolidated Adjusted EBITDA	$177.2	$184.2	$191.2	$198.2	$205.2	$212.2	$219.2	$226.2	$233.2

The target payouts (as a percentage of 2011 base compensation) and performance targets under the 2011 Bonus Plan for Mr. Jacquay are as follows:

	(dollars in millions)
Target Payout	$0.186	$0.207	$0.229	$0.250	$0.271	$0.293	$0.314	$0.336	$0.357
Consolidated Adjusted EBITDA	$177.2	$184.2	$191.2	$198.2	$205.2	$212.2	$219.2	$226.2	$233.2

The achievement of $198.2 million in adjusted EBITDA (the “2011 Bonus Target”) serves as the bonus target for the named executive officers under the 2008 Employment Agreements.  If the 2011 Bonus Target is not achieved, no bonus payments are required to be made to these executives.  When the 2011 Bonus Target is met or exceeded, the Compensation Committee retains the right to pay these officers additional discretionary amounts from a $1.0 million discretionary pool that is over and above the bonus pool established based upon the percentage of 2011 base compensation at the level of consolidated adjusted EBITDA achieved at the 2011 Bonus Target or higher levels.  The bonus pool will be increased or decreased based upon the percentage of base compensation associated with the adjusted EBITDA achieved set forth in the 2011 Bonus Plan.  Bonus payments to employees from the bonus pool are discretionary except that in accordance with their employment agreements, each of the named executive officers is entitled to a bonus in the amount of 35% of his base salary (or for Mr. Jacquay, $250,000) upon the achievement of the 2011 Bonus Target.  We believe that there is a reasonable possibility that we will achieve the 2011 Bonus Target.

In January 2011, the 2008 Employment Agreements were amended to extend the term of the agreements to December 31, 2011 and to provide that, subject to our achieving the bonus target set by the Compensation Committee, the named executive officer would be entitled to receive payment of his bonus for 2011 by March 15, 2012, if he is employed on December 31, 2011.

Equity Compensation

We believe that the provision of equity compensation to our employees, whether by granting stock options or restricted stock units (i.e., an agreement to provide stock in the future), helps to align the interests of our employees with those of our stockholders and to focus the employees on increasing value for our stockholders.

2003 Plan

Pursuant to the 2003 Plan, we granted certain restricted stock units and stock options to the employees and members of the Board of Directors of the Company through May 2008.  Such grants included a grant of 40,000 restricted stock units to William LaPerch and 20,000 stock units to each of Rajiv Datta, John Jacquay, Douglas Jendras and Robert Sokota made on August 7, 2007, which restricted stock units vested on August 7, 2008 and the underlying shares were delivered on August 17, 2009.

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

On September 8, 2008, Mr. LaPerch was granted 100,000 restricted stock units, 30,000 of which vested on the first anniversary of the date of grant, 10,000 of which vested on the second anniversary of the date of grant and 60,000 of which are scheduled to vest on the third anniversary of the date of grant.  Mr. LaPerch was also granted an additional 42,000 restricted stock units, which vest ratably in each of 2010, 2011 and 2012 based on the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.  The Compensation Committee established a number of quantitative and qualitative goals for Mr. LaPerch for 2009 and 2010 to earn the 14,000 restricted stock units scheduled to vest each year and be delivered in March 2010 and March 2011.  On March 1, 2010, the Compensation Committee determined that Mr. LaPerch had earned the 14,000 restricted stock units for 2009 and, the underlying shares were delivered to him on March 15, 2010.  On March 9, 2010, the Compensation Committee set a number of quantitative and qualitative goals for Mr. LaPerch in 2010 against which his performance was measured in determining whether he earned the 14,000 restricted stock units scheduled to vest in 2011.  In December 2010, pursuant to the RSU Dividend, Mr. LaPerch received 5,340 restricted stock units, which are scheduled to vest November 15, 2011 and an additional 1,246 restricted stock units for each of fiscal 2010 and fiscal 2011 in respect of up to 14,000 restricted stock units scheduled to vest in each of 2011 and 2012, based upon performed based targets established for fiscal 2010 and 2011.  In February 2011, the Compensation Committee determined that Mr. LaPerch had earned the 15,246 restricted stock units scheduled to vest in 2011 subject to the delivery of the audited financial statements.  On February 28, 2011, the Compensation Committee set a number of quantitative and qualitative goals for Mr. LaPerch in 2011 against which his performance will be measured in determining whether he earns the 15,246 restricted stock units scheduled to vest in fiscal 2012.  We believe there is a reasonable possibility that Mr. LaPerch will meet some or all of these goals for fiscal 2011.

On September 8, 2008, each of Messrs. Datta, Jacquay, Jendras and Sokota was granted 70,000 restricted stock units, 21,000 of which vested on the first anniversary of the date of grant, 7,000 of which vested on the second anniversary of the date of grant and 42,000 of which are scheduled to vest on the third anniversary of the date of grant.  On October 27, 2008, in connection his October 2008 Employment Agreement, Mr. Ciavarella was granted 70,000 restricted stock units, 21,000 of which vested on November 16, 2009, 7,000 of which vested on November 15, 2010 and 42,000 of which are scheduled to vest on November 15, 2011.

On January 25, 2011 we granted the following restricted stock units to our named executive officers:

Name	Total	Vesting November 16, 2012	Vesting November 16, 2013
William G. LaPerch	65,000	43,333	21,667
Rajiv Datta	45,000	30,000	15,000
Joseph P. Ciavarella	21,000	14,000	7,000
Robert Sokota	21,000	14,000	7,000
John Jacquay	23,000	15,333	7,667
Douglas Jendras	21,000	14,000	7,000

In addition, in connection with his appointment as Chief Operating Officer on January 25, 2011, we made a special 15,000 restricted stock unit grant to Mr. Datta, all of which will vest on November 16, 2011.

On September 8, 2008, we granted to Messrs. Brodsky, Embler, Postma, Shorten and Subotnick, our non-employee directors, 1,000 restricted stock units and options to purchase 2,000 shares of common stock.  All such grants vested on the first anniversary of the date of grant and all shares underlying restricted stock units were delivered on November 15, 2009.  On December 3, 2009, we granted to each outside director 3,000 restricted stock units.  Of such amount, the shares underlying 1,200 restricted stock units vested and were delivered on November 16, 2010, and the shares underlying 1,800 restricted stock units are scheduled to vest and will be delivered on November 16, 2011.  On December 20, 2010, we granted to each outside director 3,000 restricted stock units, 2,000 of which will vest on November 16, 2012 and 1,000 of which will vest on November 16, 2013.

On December 20, 2010, we made grants of shares of common stock to holders of vested stock options (including Messrs. Brodsky, Embler, Shorten and Subotnick) and the RSU Dividend in order to provide these holders with an amount of securities that approximated the amount of the Special Cash Dividend.  See “Part II, Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Cash Dividend and Related Matters.”

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

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees.  We provide very limited perquisites to the named executive officers (less than $10,000 to any named executive officer in 2010).  The main perquisite consisted of the payment for the participation of the spouses of certain named executive officers at our annual President’s Club retreat, which for 2010 was held in Puerto Rico, and a gross-up to fund the taxes on such payment.  We believed that the participation of these named executive officers’ spouses was important for the success of the event, especially in light of the relative cost.  In addition, certain named executive officers were provided gifts as part of their participation in the President’s Club retreat, the value and tax gross-up of which was less than $500 for each of the participating named executive officers.  The aggregate value of the gift to Mr. Jendras and the participation of his wife at the President’s Club retreat was $3,169, of which $1,150 was the tax gross-up.  The aggregate value of the gift to  Mr. Sokota and the participation of his wife at the President’s Club retreat was $2,463, of which $833 was the tax gross-up.  The value of the gifts for each of Messrs. LaPerch and Ciavarella was $456, of which $167 was the tax gross-up for each.  The value of the gift Mr. Datta was $402, of which $113 was the tax gross-up.

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

Post-Employment Restrictions

Pursuant to the 2008 Employment Agreements, Messrs. LaPerch, Datta. Ciavarella, Jacquay, Jendras and Sokota have agreed that they will not compete with us for six months following termination of their employment and will not solicit any employees or customers of ours in competition with us for one year following termination of their employment.

Sales Restrictions and Stock Ownership and Retention Guidelines

In compliance with U.S. securities laws and regulations, our policies prohibit employees and directors from purchasing or selling our securities to third parties to the extent that they are in possession of material non-public information.  Our policies contain other restrictions on the purchase and sale of our securities by our employees to ensure compliance with applicable securities laws and regulations.  In addition, employees and directors are prohibited from engaging in short sales, transactions in puts and calls, hedging transactions or other inherently speculative transactions with respect to our securities.

On January 25, 2011, our Board of Directors adopted stock ownership and retention guidelines for executive officers and directors.  These guidelines are intended to further align the interests of the Company’s executive officers and directors with the interests of the Company’s stockholders and to promote the Company’s commitment to sound corporate governance.

These guidelines apply to the Company’s named executive officers and such other officers as shall be designated from time to time by the Company’s Board (“Executive Officers”) and directors and will apply to each Executive Officer for so long as he is employed by the Company and will apply to each director for so long as he is serving as a Company director.

The Company’s Chief Executive Officer is required to hold shares of the Company’s common stock having a value that is at least three times his annual base salary (the “Minimum Stock Holding Value”).  In the event that the value of the Chief Executive Officer’s common stock holdings are below the Minimum Stock Holding Value, the Chief Executive Officer is required to retain 100% of his Net Profit Shares (as defined below) until such time as the value of his common stock holdings shall at least equal the Minimum Stock Holding Value.  Shares that may count toward satisfaction of these guidelines applicable to the Chief Executive Officer are: (i) shares owned outright or acquired (including Net Profit Shares) by the Chief Executive Officer and any of his immediate family members residing in his household and (ii) shares held in trust for the benefit of the Chief Executive Officer and/or the immediate family members covered by (i).  Shares underlying options, whether or not vested, and unvested equity awards do not count toward satisfaction of these guidelines.

Except as provided below, with respect to any compensatory equity grants made to an Executive Officer on or after January 25, 2011 (the effective date of the guidelines), each Executive Officer is required to retain ownership of 50% of his Net Profit Shares for the two (2) year period following the vesting of the related shares.  In the case of any person who was not an Executive Officer on January 25, 2011, the foregoing two (2) year holding period will not apply to Net Profit Shares relating to any compensatory equity grants made to such person before he or she became subject to the guidelines.  Each member of the Board of Directors is also required to retain ownership of 50% of his Net Profit Shares for the two (2) year period following the vesting of the related shares.  This holding period applies to all compensatory grants made to the directors that vest on or after January 1, 2012, whether granted prior to the adoption of the guidelines or afterwards.

“Net Profit Shares” is defined in the guidelines to mean the shares of common stock received as compensation pursuant to exercised stock options or vested restricted stock units, vested restricted stock or earned and vested performance shares, reduced by the number of shares having a value on the date on which withholding taxes shall become due in respect of such shares (whether as the result of delivery, vesting or otherwise) equaling the Company’s minimum federal, state and local tax withholding requirements in respect of such shares and further reduced by the number of shares having a value equal to the exercise price of any stock options exercised.  For purposes of these guidelines, shares of common stock are valued at the closing price of the common stock on the New York Stock Exchange on the relevant measurement date.  For the purposes of the members of the Board of Directors, the minimum federal, state and local tax withholding requirement to be applied in the calculation of the Net Profit Shares is the minimum federal, state and local tax withholding that would be applicable to such members of the Board of Directors if the Company treated them as employees.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1.0 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers.  The compensation paid to our Chief Executive Officer and two Senior Vice Presidents in 2010 exceeded the $1.0 million threshold under Section 162(m), accordingly $1.4 million in deductions will be disallowed under Section 162(m).  However, due to the built-in loss associated with depreciation deductions, the disallowance of such deductions will not impact our overall tax position.

Compensation Committee Report*

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.  Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2011 annual meeting of stockholders and in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers during the years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2) (3)		Option Awards ($)	Non-Equity Incentive Plan Compensation (1) ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

William G. LaPerch,	2010	$550,000	$147,500	$1,254,817	(4)	$—	$192,500	$—	$19,300	(8)	$2,164,117
President and	2009	550,000	157,500	280,000	(6)	—	192,500	—	19,575	(9)	1,199,575
Chief Executive Officer	2008	516,667	275,000	3,000,000	(7)	—	—	—	21,961	(10)	3,813,628

Rajiv Datta	2010	300,000	114,300	212,393	(5)	—	105,700	—	19,316	(11)	751,709
Chief Operating Officer	2009	290,000	123,500	—		—	101,500	—	17,820	(12)	532,820
	2008	284,767	225,000	2,100,000	(7)	—	—	—	17,758	(13)	2,627,525

Joseph P. Ciavarella	2010	320,000	92,650	212,393	(5)	—	112,350	—	19,317	(14)	756,710
Senior Vice President	2009	315,000	104,750	—		—	110,250	—	19,402	(15)	549,402
and Chief Financial Officer	2008	58,557	175,000	1,365,000	(7)	—	—	—	577,371	(16)	2,175,928

Robert Sokota,
Senior Vice President,	2010	315,000	94,750	212,393	(5)	—	110,250	—	21,149	(17)	753,542
General Counsel,	2009	315,000	104,750	—		—	110,250	—	17,341	(18)	547,341
Chief Administrative Officer	2008	315,000	225,000	2,100,000	(7)	—	—	—	17,207	(19)	2,657,207
and Secretary

John Jacquay	2010	308,333	80,000	212,393	(5)	—	250,000	—	11,690	(20)	862,416
Senior Vice President,	2009	300,000	100,000	—		—	250,000	—	13,538	(21)	663,538
Sales & Marketing	2008	293,333	125,000	2,100,000	(7)	—	225,000	—	17,305	(22)	2,760,638

Douglas Jendras	2010	288,333	103,500	212,393	(5)	—	101,500	—	21,993	(23)	727,719
Senior Vice President,	2009	280,000	117,000	—		—	98,000	—	17,837	(24)	512,837
Operations	2008	268,763	225,000	2,100,000	(7)	—	—	—	19,632	(25)	2,613,395

(1)
The amounts reflected in the ‘Non-Equity Incentive Plan Compensation’ column represent the contractual amounts earned by the named executive officers based upon the terms of the 2008 Employment Agreements and achievement of 100% of the Company’s 2010 bonus target.  The amounts reflected in the ‘Bonus’ column for 2010 an 2009 represent discretionary amounts approved by the Compensation Committee.  In 2008, all bonuses paid to the names executive officers were discretionary except for the $225,000 paid to Mr. Jacquay pursuant to his employment contract, based upon the achievement of applicable Company bonus targets.

(2)
The amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to the named executive officers computed in accordance with FASB ASC Topic 718.  See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made in the valuation of the restricted stock unit awards.  In 2009, the SEC changed the method by which stock-based compensation is to be reported for our named executive officers and directors.  The amounts reflected for 2008 have been modified to conform to this change.

(3)
These amounts exclude the grant date fair value of restricted stock units granted on January 25, 2011, which was $59.25 per share, the closing price of the Company’s stock on the New York Stock Exchange on that date.  The aggregate fair value was as follows:

Name	Restricted Stock Units	Grant Date Fair Value
William G. LaPerch	65,000	$3,851,250
Rajiv Datta	60,000	$3,555,000
Joseph P. Ciavarella	21,000	$1,244,250
Robert Sokota	21,000	$1,244,250
John Jacquay	23,000	$1,362,750
Douglas Jendras	21,000	$1,244,250

Mr. Datta’s grant includes a special 15,000 restricted stock unit grant made in connection with his promotion from Senior Vice President and Chief Technology Officer to Chief Operating Officer on January 25, 2011.

(4)
Includes the grant date fair value of the 2010 tranche (14,000 restricted stock units at $62.90 per share) of 42,000 original performance-based restricted stock units, which were subject to the attainment of certain performance targets established March 11, 2010 with respect to fiscal year 2010.  In February 2011, the Compensation Committee determined that Mr. LaPerch met those performance targets subject to the delivery of the audited financial statements.  Such amount also includes the grant date fair value of 6,586 restricted stock units granted on December 20, 2010 ($56.82 per share) pursuant to the RSU Dividend, of which 1,246 restricted stock units, vested simultaneously with the 14,000 restricted stock units discussed above and 5,340 restricted stock units are scheduled to vest on November 15, 2011.  Excludes up to 1,246 restricted stock units, which were part of the RSU Dividend, which are scheduled to vest on or before March 15, 2012 subject to the attainment of certain performance targets with respect to fiscal year 2011 set by the Compensation Committee on February 28, 2011.  Such amount also excludes the fair value of the 2011 tranche (14,000 restricted stock units) of the performance-based grant, described above, for which performance targets were established on February 28, 2011 for fiscal year 2011, and which will vest in 2012.

(5)
Represents the grant date fair value of restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011 with respect to Messrs. Datta, Ciavarella, Sokota, Jacquay and Jendras.

(6)
Represents the grant date fair value of the 2009 tranche (14,000) of 42,000 performance-based restricted stock units granted to Mr. LaPerch on September 8, 2008, which were subject to the attainment of certain performance targets established March 11, 2009 with respect to fiscal year 2009.  On March 1, 2010, the Compensation Committee determined that Mr. LaPerch met these performance targets.  Such amount excludes the fair value of the balance of the grant for which performance targets were established on March 9, 2010 for fiscal year 2010 and for which performance targets were established in February 2011 for fiscal year 2011 and which will vest in 2012.

(7)
Represents the aggregate grant date fair value of shares underlying 70,000 restricted stock units granted to Messrs. Datta, Ciavarella, Sokota, Jacquay and Jendras and 100,000 restricted stock units granted to Mr. LaPerch.

(8)
Includes health and welfare benefits of $14,510, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and a gift at the President’s Club retreat of $456, of which $167 was the tax gross-up.

(9)	Includes health and welfare benefits of $13,317, life insurance premiums of $2,766, disability premiums of $742 and 401(k) match of $2,750.

(10)	Includes health and welfare benefits of $12,755, life insurance premiums of $2,474, disability premiums of $948, 401(k) match of $2,750 and other of $3,034.

(11)
Includes health and welfare benefits of $14,582, life insurance premiums of $864, disability premiums of $718, 401(k) match of $2,750 and a gift at the President’s Club retreat of $402, of which $113 was the tax gross-up.

(12)	Includes health and welfare benefits of $13,347, life insurance premiums of $993, disability premiums of $730 and 401(k) match of $2,750.

(13)	Includes health and welfare benefits of $12,763, life insurance premiums of $1,020, disability premiums of $922, 401(k) match of $2,750 and other of $303.

(14)
Includes health and welfare benefits of $14,527, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and a gift at the President’s Club retreat of $456, of which $167 was the tax gross-up.

(15)	Includes health and welfare benefits of $13,348, life insurance premiums of $2,562, disability premiums of $742 and 401(k) match of $2,750.

(16)	Includes consulting fees of $574,524, health and welfare benefits of $2,155, life insurance premiums of $567 and disability premiums of $125.

(17)
Includes health and welfare benefits of $14,352, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and the aggregate value of a gift at the President’s Club retreat and the participation of Mr. Sokota’s’ wife at the President’s Club retreat totaling $2,463, of which $833 was the tax gross-up.

(18)	Includes health and welfare benefits of $13,102, life insurance premiums of $1,309, disability premiums of $180 and 401(k) match of $2,750.

(19)	Includes health and welfare benefits of $12,518, life insurance premiums of $1,366, disability premiums of $270, 401(k) match of $2,750 and other of $303.

(20)	Includes health and welfare benefits of $10,106, life insurance premiums of $864 and disability premiums of $720.

(21)	Includes health and welfare benefits of $9,399, life insurance premiums of $3,397 and disability premiums of $742.

(22)	Includes health and welfare benefits of $10,474, life insurance premiums of $3,946, disability premiums of $935 and other of $1,950.

(23)
Includes health and welfare benefits of $14,504, life insurance premiums of $864, disability premiums of $706, 401(k) match of $2,750 and the aggregate value of a gift at the President’s Club retreat and the participation of Mr. Jendras’ wife at the President’s Club retreat totaling $3,169, of which $1,150 was the tax gross-up.

(24)	Includes health and welfare benefits of $13,275, life insurance premiums of $1,096, disability premiums of $716 and 401(k) match of $2,750.

(25)	Includes health and welfare benefits of $13,237, life insurance premiums of $1,156, disability premiums of $894, 401(k) match of $2,688 and other of $1,657.

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

The following table presents information concerning non-equity incentive plan awards granted to each of our named executive officers during the year ended December 31, 2010.

2010 Grants of Plan-Based Awards
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Target ($) (*)

William G. LaPerch	$192,500

Rajiv Datta	$105,700

Joseph P. Ciavarella	$112,350

Robert Sokota	$110,250

John Jacquay	$250,000

Douglas Jendras	$101,500

(*)
The amounts reported were paid to the named executive officers based on the terms of the 2008 Employment Agreements and the Company's achievement of the 2010 bonus target.  The 2008 Employment Agreements did not provide for thresholds or maximum payments.  Accordingly, only target amounts are listed.  Bonus amounts awarded to the named executive officers in excess of the target amounts were at the discretion of the Compensation Committee, which amounts are not referenced in the table.  See "Incentive Cash Bonus Program," above for further information on these payments.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock awards held by the named executive officers at December 31, 2010.  The table excludes shares granted to the named executive officers on January 25, 2011, as described in footnote (3) of the Summary Compensation Table.  All of the restricted stock units described below were granted pursuant to the 2008 Plan.

	Stock Awards
Name	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($) (1)
William G. LaPerch	95,832	(2)	$5,602,339

Rajiv Datta	45,738	(3)	2,673,843

Joseph P. Ciavarella	45,738	(4)	2,673,843

Robert Sokota	45,738	(3)	2,673,843

John Jacquay	45,738	(3)	2,673,843

Douglas Jendras	45,738	(3)	2,673,843

(1)	The corresponding market values are based on the closing price ($58.46) of our common stock on December 31, 2010.

(2)
Includes 60,000 unvested restricted stock units associated with an original grant of 100,000 restricted stock units on September 8, 2008, which are scheduled to vest on September 8, 2011, 14,000 restricted stock units that vested in February 2011 based upon the achievement of certain performance targets for 2010 and up to 14,000 restricted stock units that vest in 2012 based upon the achievement of certain performance targets for fiscal year 2011.  Such amount also includes 7,832 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, of which 1,246 restricted sock units vested in February 2011 based upon the achievement of certain performance targets for 2010, 5,340 restricted stock units scheduled to vest on November 15, 2011 and up to 1,246 restricted stock units scheduled to vest on or before March 15, 2012 subject to the achievement of certain performance targets with respect to fiscal year 2011.

(3)
Includes 42,000 unvested restricted stock units associated with an original grant of 70,000 restricted stock units on September 8, 2008, which are scheduled to vest on September 8, 2011.  Such amount also includes 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(4)
Includes 42,000 unvested restricted stock units associated with an original grant of 70,000 restricted stock units on October 27, 2008, which are scheduled to vest on November 15, 2011.  Such amount also includes 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are also scheduled to vest on November 15, 2011.

Option Exercises and Stock Vested In Fiscal Year 2010

The following table provides information for the named executive officers with respect to the delivery of shares underlying restricted stock units in 2010, including the value realized, before payment of any applicable withholding tax and broker commissions.  No stock options were exercised by the named executive officers in 2010.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Delivery	Value Realized on Delivery (1)

William G. LaPerch	24,000	$1,382,220

Rajiv Datta	7,000	$431,200

Joseph P. Ciavarella	7,000	$431,200

Robert Sokota	7,000	$431,200

John Jacquay	7,000	$431,200

Douglas Jendras	7,000	$431,200

(1)	The value realized on delivery is calculated based on the closing price of the underlying stock on the New York Stock Exchange on the delivery date.

Pension Benefits - Fiscal Year 2010

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2010.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change-in-Control

The below tables reflect payments to be made upon termination or change in control under the 2008 Employment Agreements and stock unit agreements with respect to restricted stock units outstanding as of December 31, 2010.  Such amounts exclude potential payments pursuant to stock options and restricted stock units vested prior to December 31, 2010.

William G. LaPerch

The following table shows the potential payments upon termination or a change-in-control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/10 ($)		For Cause Termination on 12/31/10 ($)		Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)		Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$742,500	(1)	$742,500	(1)	$192,500		$192,500
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		5,602,339		5,602,339		5,602,339		5,602,339
Benefits and Perquisites	32,787	(4)	32,787	(4)	32,787	(4)	48,017	(3)	48,017	(3)	32,787	(4)	32,787	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$32,787		$32,787		$32,787		$6,393,720		$6,393,720		$5,827,626		$6,827,626

(1)	Represents one year of severance at Mr. LaPerch’s annual base salary, plus his 2010 bonus at the bonus rate (35% of base salary or $192,500) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of both the September 8, 2008 stock unit agreement and performance-based stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control.  The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 95,832 shares = $5,602,339 at 100% vesting).  Excludes the value of 65,000 restricted stock units granted on January 25, 2011.

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Rajiv Datta

The following table shows the potential payments upon termination or a change-in-control of the Company for Rajiv Datta, the Company’s Chief Operating Officer, as if such termination had taken place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/10 ($)		For Cause Termination on 12/31/10 ($)		Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)		Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$407,700	(1)	$407,700	(1)	$105,700		$105,700
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,673,843		2,673,843		2,673,843		2,673,843
Benefits and Perquisites	4,065	(4)	4,065	(4)	4,065	(4)	19,365	(3)	19,365	(3)	4,065	(4)	4,065	(4)
Life Insurance	—		—		—		993	(5)	993	(5)	—		1,000,000	(6)
Total	$4,065		$4,065		$4,065		$3,101,901		$3,101,901		$2,783,608		$3,783,608

(1)	Represents one year of severance at Mr. Datta’s annual base salary, plus his 2010 bonus at the bonus rate (35% of base salary or $105,700) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control.  The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 45,738 shares = $2,673,843 at 100% vesting).  Excludes the value of 60,000 restricted stock units granted on January 25, 2011.

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Joseph P. Ciavarella

The following table shows the potential payments upon termination or a change-in-control of the Company for Joseph P. Ciavarella the Company’s Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/10 ($)		For Cause Termination on 12/31/10 ($)		Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)		Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$433,350	(1)	$433,350	(1)	$112,350		$112,350
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,673,843		2,673,843		2,673,843		2,673,843
Benefits and Perquisites	25,926	(4)	25,926	(4)	25,926	(4)	41,173	(3)	41,173	(3)	25,926	(4)	25,926	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$25,926		$25,926		$25,926		$3,149,230		$3,149,230		$2,812,119		$3,812,119

(1)	Represents one year of severance at Mr. Ciavarella’s annual base salary, plus his 2010 bonus at the bonus rate (35% of base salary or $112,350) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Ciavarella’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control.  The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 45,738 shares = $2,673,843 at 100% vesting).  Excludes the value of 21,000 restricted stock units granted on January 25, 2011.

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Ciavarella’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Robert Sokota

The following table shows the potential payments upon termination or a change-in-control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/10 ($)		For Cause Termination on 12/31/10 ($)		Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)		Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$425,250	(1)	$425,250	(1)	$110,250		$110,250
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,673,843		2,673,843		2,673,843		2,673,843
Benefits and Perquisites	13,326	(4)	13,326	(4)	13,326	(4)	28,398	(3)	28,398	(3)	13,326	(4)	13,326	(4)
Life Insurance	—		—		—		1,309	(5)	1,309	(5)	—		1,000,000	(6)
Total	$13,326		$13,326		$13,326		$3,128,800		$3,128,800		$2,797,419		$3,797,419

(1)	Represents one year of severance at Mr. Sokota’s annual base salary, plus his 2010 bonus at the bonus rate (35% of base salary or $110,250) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 45,738 shares = $2,673,843 at 100% vesting). Excludes the value of 21,000 restricted stock units granted on January 25, 2011.

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

John Jacquay

The following table shows the potential payments upon termination or a change-in-control of the Company for John Jacquay, the Company’s Senior Vice President, Sales and Marketing, as if such termination had taken place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/10 ($)		For Cause Termination on 12/31/10 ($)		Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)		Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$560,000	(1)	$560,000	(1)	$250,000		$250,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,673,843		2,673,843		2,673,843		2,673,843
Benefits and Perquisites	6,557	(4)	6,557	(4)	6,557	(4)	17,383	(3)	17,383	(3)	6,557	(4)	6,557	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$6,557		$6,557		$6,557		$3,252,090		$3,252,090		$2,930,400		$3,930,400

(1)	Represents one year of severance at Mr. Jacquay’s annual base salary, plus his 2010 bonus at the annual cash bonus target of $250,000 assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jacquay’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 45,738 shares = $2,673,843 at 100% vesting). Excludes the value of 23,000 restricted stock units granted on January 25, 2011.

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Jacquay’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Douglas Jendras

The following table shows the potential payments upon termination or a change-in-control of the Company for Douglas Jendras, the Company’s Senior Vice President, Operations, as if such termination had taken place on December 31, 2010.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)	Voluntary Termination on 12/31/10 ($)	For Cause Termination on 12/31/10 ($)	Without Cause Termination on 12/31/10 ($)		Change-in- Control and Termination on 12/31/10 ($)		Termination for Disability on 12/31/10 ($)	Termination for Death on 12/31/10 ($)
Compensation:
Cash Severance – Salary and Bonus	$—	$—	$—	$391,500	(1)	$391,500	(1)	$101,500	$101,500
Stock Options	—	—	—	—		—		—	—
Restricted Stock (2)	—	—	—	2,673,843		2,673,843		2,673,843	2,673,843
Benefits and Perquisites	—	—	—	15,210	(3)	15,210	(3)	—	—
Life Insurance	—	—	—	864	(4)	864	(4)	—	1,000,000	(5)
Total	$—	$—	$—	$3,081,417		$3,081,417		$2,775,343	$3,775,343

(1)	Represents one year of severance at Mr. Jendras’ annual base salary, plus his 2010 bonus at the bonus rate (35% of base salary or $101,500) assuming 100% of the annual bonus target was satisfied.

(2)
Pursuant to the terms of the stock unit agreement, Mr. Jendras’ unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2010 closing market price of our common stock of $58.46 per share ($58.46 x 45,738 shares = $2,673,843 at 100% vesting). Excludes the value of 21,000 restricted stock units granted on January 25, 2011.

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

Non-employee members of the Board of Directors are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears.  In addition, the Chairman of the Board of Directors receives an additional annual retainer of $30,000 and the Chairman of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears.  Non-employee members of the Board of Directors are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour. Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour. The Chairman of the Strategy Committee is entitled to an annual retainer of $80,000 payable quarterly in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Until his departure from FMA on April 30, 2009, Mr. Embler contributed all of his director’s fees received to the funds managed by FMA holding Company securities.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($) (2)	Total ($)
Jeffrey A. Brodsky	$133,000	(3)	$220,897	$353,897
Michael J. Embler	92,000		183,210	275,210
Richard Postma	96,000		179,551	275,551
Richard Shorten, Jr.	176,500	(4)	189,888	366,388
Stuart Subotnick	93,000		220,897	313,897
	$590,500		$994,443	$1,584,943

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.

(2)
The amounts in this column reflect the aggregate grant date fair value of 3,000 restricted stock units granted to each of the non-employee directors on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, computed in accordance with FASB ASC Topic 718. Also includes the aggregate grant date fair value of 160 restricted stock units granted to each of the independent directors pursuant to the RSU Dividend, which are scheduled to vest on November 16, 2011. Also includes the value of shares delivered pursuant to the Option Dividend for Mr. Brodsky (712 shares), Mr. Subotnick (712 shares), Mr. Shorten (178 shares) and Mr. Embler (63 shares). See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made in the valuation of the restricted stock unit awards and the value of common shares issued.

(3)	Includes $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.

(4)	Includes $80,000 for services performed as Chairman of the Strategy Committee.

The above table excludes reimbursements for Board-related expenses totaling $6,831.

Compensation Committee Interlocks and Insider Participation

During 2010, except as discussed below, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten) (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements. During 2010, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

In 2010, we invoiced US Signal, LLC, a company principally owned by Mr. Postma, for certain fiber services sold to US Signal, LLC totaling $393,960. Mr. Postma also serves as the Chairman of the Board of and holds a minority ownership interest in a construction company. The Company purchased certain installation and construction services totaling $1,544 in 2010 from such construction firm. See Item 12, “Certain Relationships and Related Transactions, and Director Independence,” for further detail.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 24, 2011, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known by us to own beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of February 24, 2011.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	4,871,810	(2)	18.9%

JWK Enterprises, LLC c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	2,440,608	(3)	9.5%

JGD Management Corp. and affiliated person c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	2,320,353	(4)	9.0%

Columbia Wanger Asset Management, LLC 227 West Monroe Street Suite 3000 Chicago, IL 60606	1,658,600	(5)	6.4%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,359,992	(6)	5.3%

Jeffrey A. Brodsky	24,912	(7)	*

Richard Postma	10,600	(8)	*

Stuart Subotnick	9,912	(9)	*

Richard Shorten, Jr.	8,378	(10)	*

Michael Embler	6,331	(11)	*

William G. LaPerch	79,337	(12)	*

Robert Sokota	48,000	(13)	*

Joseph P. Ciavarella	8,465	(14)	*

Rajiv Datta	7,000	(15)	*

John Jacquay	—	(16)	*

Douglas Jendras	—	(13)	*

All directors and executive officers as a group (eleven persons)	202,935	(17)	1.0%

* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 25,799,658 shares of common stock outstanding as of February 24, 2011, and with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock, within 60 days of February 24, 2011.

(2)
Based on information contained in Amendment No. 2 to Schedule 13G filed by Franklin Mutual Advisors, LLC (“FMA”) with the Securities and Exchange Commission on January 27, 2011. FMA has sole voting and investment discretion over these securities pursuant to investment management contracts.  FMA disclaims beneficial ownership of the shares owned by its investment management clients.

(3)
Based on information contained in the Schedule 13D (Amendment No. 2) filed by JWK Enterprises LLC and the Trust created pursuant to Trust Agreement, dated April 4, 2008, between John W. Kluge as grantor and initial Trustee and JP Morgan Trust Company of Delaware, as Administrative Trustee, with the Securities and Exchange Commission on December 17, 2010.

(4)
Based on information contained in the Schedule 13G (Amendment No. 9) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on February 14, 2011.  Includes (i) 269,577 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 426,960  shares of common stock directly owned by York Multi-Strategy Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Multi-Strategy”); (iii) 217,414  shares of common stock directly owned by York Select, L.P. (“York Select”); (iv) 399,424 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (v) 583,644 shares of common stock directly owned by York Credit Opportunities Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Credit Opportunities Master”); (vi) 260,567 shares of common stock directly owned by York Select Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Select Master”); (vii) 66,755 shares of common stock directly owned by York Global Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Global Value”); (viii) 35,894 shares of common stock directly owned by Jorvik Multi-Strategy Master Fund, L.P., a Cayman Islands exempted limited partnership (“Jorvik”) and (ix) 60,118 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Multi-Strategy, York Select, York Credit Opportunities, York Credit Opportunities Master, York Select Master, York Global Value and Jorvik have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(5)	Based on information contained in Schedule 13G filed by Columbia Wanger Asset Management, LLC with the Securities and Exchange Commission on February 10, 2011.

(6)	Based on information contained in Schedule 13G filed by BlackRock, Inc. with the Securities and Exchange Commission on February 3, 2011.

(7)
Includes 16,912 shares of common stock and fully vested and exercisable options to purchase 8,000 shares of common stock.  Excludes 1,800 shares underlying restricted stock units granted on December 3, 2009, which are scheduled to vest on November 16, 2011. Also excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 160 shares underlying restricted stock units granted pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(8)
Excludes 1,800 shares underlying restricted stock units granted on December 3, 2009, which are scheduled to vest on November 16, 2011. Also excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 160 shares underlying restricted stock units granted pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(9)
Includes 1,912 shares of common stock and fully vested and exercisable options to purchase 8,000 shares of common stock. Excludes 1,800 shares underlying restricted stock units granted December 3, 2009, which are scheduled to vest on November 16, 2011. Also excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 160 shares underlying restricted stock units granted pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(10)
Includes 6,378 shares of common stock and fully vested and exercisable options to purchase 2,000 shares of common stock.  Excludes 1,800 shares underlying restricted stock units granted on December 3, 2009, which are scheduled to vest on November 16, 2011. Also excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 160 shares underlying restricted stock units granted pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(11)
Includes 5,619 shares of common stock and fully vested and exercisable options to purchase the 712 shares of common stock. Excludes 1,800 shares underlying restricted stock units granted on December 3, 2009, which are scheduled to vest on November 16, 2011. Also excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 160 shares underlying restricted stock units granted pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011.

(12)
Includes 64,091 shares of common stock and 15,246 performance-based restricted stock units, which vested simultaneously with the delivery of the 2010 audited financial statements. Excludes 60,000 restricted stock units granted September 8, 2008, which are scheduled to vest on the third anniversary of the date of grant and 65,000 restricted stock units granted on January 25, 2011, 43,333 of which are scheduled to vest on November 16, 2012 and 21,667 of which are scheduled to vest on November 16, 2013.  Also excludes 14,000 restricted stock units that vest in 2012 based upon the achievement of certain performance targets for fiscal year 2011. Additionally, the amount excludes 6,586 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, 5,340 of which are scheduled to vest on November 15, 2011 and 1,246 of which are scheduled to vest in 2012 based upon the achievement of certain performance targets for fiscal year 2011.

(13)
Excludes 42,000 restricted stock units granted on September 8, 2008, which are scheduled to vest on September 8, 2011 and 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011. Also excludes 21,000 restricted stock units granted on January 25, 2011, 14,000 of which vest on November 16, 2012 and 7,000 of which vest on November 16, 2013.

(14)
Excludes 42,000 restricted stock units granted on October 27, 2008, which are scheduled to vest on November 15, 2011 and 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are also scheduled to vest on November 15, 2011. Also excludes 21,000 restricted stock units granted on January 25, 2011, 14,000 of which vest on November 16, 2012 and 7,000 of which vest on November 16, 2013.

(15)
Excludes 42,000 restricted stock units granted on September 8, 2008, which are scheduled to vest on September 8, 2011 and 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011. Also excludes 60,000 restricted stock units granted on January 25, 2011, 15,000 of which vest on November 16, 2011, 30,000 of which vest on November 16, 2012 and 15,000 of which vest on November 16, 2013.

(16)
Excludes 42,000 restricted stock units granted on September 8, 2008, which are scheduled to vest on September 8, 2011 and 3,738 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which are scheduled to vest on November 15, 2011. Also excludes 23,000 restricted stock units granted on January 25, 2011, 15,333 of which vest on November 16, 2012 and 7,667 of which vest on November 16, 2013.

(17)
Includes 168,977 shares of common stock, 14,000 restricted stock units that vested in February 2011 pursuant to the September 8, 2008 performance-based grant and 1,246 restricted stock units that vested in February 2011 pursuant to the RSU Dividend Grant and fully vested and exercisable options to purchase 18,712 shares of common stock. Excludes 548,076 restricted stock units granted as follows: (i) 228,000 restricted stock units granted on September 8, 2008, which are scheduled to vest on September 8, 2011; (ii) 42,000 restricted stock units granted on October 27, 2008, which are scheduled to vest on November 15, 2011; (iii) 9,000 restricted stock units granted on December 3, 2009, which are scheduled to vest on November 15, 2011; (iv) 26,076 restricted stock units granted on December 20, 2010, 21,092 of which are scheduled to vest on November 15, 2011, 3,738 of which are scheduled to vest on November 16, 2011 and 1,246 of which are scheduled to vest in 2012 based upon the achievement of certain performance targets for fiscal year 2011; (v) 18,000 restricted stock units granted on December 20, 2010, 12,000 of which are scheduled to vest on November 16, 2012 and 6,000 of which are scheduled to vest on November 16, 2013; (vi) 211,000 restricted stock units granted on January 25, 2011, 15,000 of which are scheduled to vest on November 15, 2011, 130,666 of which are scheduled to vest on November 16, 2012 and 65,334 of which are scheduled to vest on November 16, 2013; and (viii) 14,000 restricted stock units previously granted, which are scheduled to vest in 2012 based upon the achievement of certain performance targets for fiscal year 2011.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

  The following table sets forth the indicated information regarding our equity compensation plan and arrangements as of December 31, 2010.

Plan category	Number of Securities to be Issued Upon Exercise / Delivery of Outstanding Options and Restricted Stock Units		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	—		$—	—
2003 Plan not approved by security holders	100,186	(2)	$14.88	—	(3)
2008 Plan not approved by security holders (4)	757,308	(5) (6)	$30.00	244,113	(5) (6)
Total	857,494		$15.83	244,113

(1)	Only applicable to outstanding vested options to purchase common stock.

(2)	Amount represents outstanding vested options to purchase common stock.

(3)	No unused shares (shares that were not reserved pursuant to restricted stock units or options to purchase common shares) in this plan will be issued in the future.

(4)	During 2010, 192,148 shares underlying vested restricted stock units were issued to recipients and 1,288 shares underlying options to purchase shares of common stock were exercised by option holders.

(5)
Includes 6,712 outstanding vested options to purchase shares of common stock, 30,492 restricted stock units granted to Mr. LaPerch, of which 15,246 restricted stock units vested in February 2011 based upon the determination by the Compensation Committee that Mr. LaPerch met the performance-based targets for fiscal year 2010 and up to 15,246, which may vest in 2012 with respect to the achievement of certain performance targets established for fiscal year 2011 and 720,104 shares underlying other unvested restricted stock units. The weighted average exercise price of outstanding options of $30.00 per share relates to the 6,712 outstanding vested options to purchase shares of common stock.

(6)	Does not reflect the 213,100 restricted stock units granted on January 25, 2011.

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

In determining the independence of Mr. Embler, the Board took into account that in December 2009, Mr. Embler was appointed to the board of directors of CIT Group, Inc., the parent company of CIT Lending Services Corporation, one of our lenders under the Secured Credit Facility, which we repaid in January 2011.

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer. We invoiced US Signal for fiber services totaling $104,150 in 2005, $111,360 in 2006, $274,557 in 2007, $329,964 in 2008, $347,760 in 2009 and $393,960 in 2010.  Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers. Mr. Postma had no involvement in our negotiation of these fiber services agreements. In addition, the Board took into account that we purchase certain installation and construction services from Turnkey Network Solutions, Inc. (“Turnkey”), a company for which Mr. Postma serves as Chairman of the Board of Directors and in which he has a minority ownership interest. We were invoiced by Turnkey for services of $128,446 in 2008, $30,755 in 2009 and $1,544 in 2010, which transactions were ratified by the Board (without Mr. Postma participating). We are also discussing purchasing certain telecommunications and construction services from US Signal and Turnkey, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by BDO USA, LLP including amounts billed by its affiliate, BDO LLP, through February 28, 2011 (except for a portion of the $118,800 described below for the 2010 local statutory financial statements in the U.K., which have not yet been billed) for each of the years ended December 31, 2010 and 2009 were:

	2010	2009
Audit Fees	$1,147,198	$1,371,222
Audit Related Fees	—	40,775
Tax Fees	17,500	30,000
Total	$1,164,698	$1,441,997

The table below represents fees incurred by service year (when the service was provided) for each relevant audit period. We recognize audit fees in our operating results as the services are provided.  The information for 2009 is for services rendered through February 28, 2010.

	Year Incurred
	2011		2010	2009	Total
Audit Fees 2009	$—		$818,757	$552,465	$1,371,222
Audit Fees 2010	704,300	(A)	442,898	—	1,147,198
Tax Fees	—		17,500	30,000	47,500
Audit Related Fees	—		—	40,775	40,775
Total	$704,300		$1,279,155	$623,240	$2,606,695

(A)	Includes $118,800 estimated for the audit of local statutory financial statements in the U.K. for AboveNet Communications UK Limited, AboveNet Communications Europe Limited and MFN Europe Limited.

Audit Fees.  In June 2010, BDO USA, LLP was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2010.  In June 2009, BDO USA, LLP was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2009.  The Audit Fees for the years ended December 31, 2010 and 2009, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit Related Fees. Audit Related Fees are typically for due diligence related to mergers and acquisitions. There were no such fees for the year ended December 31, 2010.

Tax Fees. Tax Fees for the years ended December 31, 2010 and 2009 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with, and representation in, tax audits and appeals, the review of the Company’s earnings and profits analysis and billings to date on an IRS Section 382 analysis.

Auditor Independence.  The Audit Committee has considered the non-audit services provided by BDO USA, LLP and determined that the provision of such services had no effect on BDO USA, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audits and, except as provided below, non-audit services provided by BDO USA, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO USA, LLP’s independence. The Audit Committee will only pre-approve services that it believes will not impair BDO USA, LLP’s independence. The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit related services. All services are subsequently communicated to the Audit Committee. All services rendered by BDO USA, LLP in 2009 and 2010 were pre-approved pursuant to this process.

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

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AboveNet, Inc.
White Plains, New York

The audits referred to in our report dated February 28, 2011, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the accompanying financial statement Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, NY
February 28, 2011

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)
	Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
2010
Reserve for uncollectible accounts and sales credits	$2.0	$0.5	$—	$(0.7	)(1)	$1.8
Deferred tax valuation allowance	$65.9	$—	$—	$(7.7	)(2)	$58.2
2009
Reserve for uncollectible accounts and sales credits	$1.3	$0.9	$—	$(0.2	)(3)	$2.0
Deferred tax valuation allowance	$718.1	$—	$—	$(652.2	)(4)	$65.9
2008
Reserve for uncollectible accounts and sales credits	$0.7	$0.7	$—	$(0.1	)(3)	$1.3
Deferred tax valuation allowance	$800.9	$—	$—	$(82.8	)(5)	$718.1

(1)	Represents the recovery of items specifically reserved for of $0.5 and the write-off of uncollectible accounts totaling $0.2.

(2)
Represents the benefit of $7.3 realized in connection with the release of a portion of valuation allowances previously established in the U.K. Additionally, the valuation allowance decreased by $1.0 due to the reduction of effective tax rates in the U.K., partially offset by $0.6 attributable to foreign currency translation.

(3)	Represents the write-off of uncollectible accounts.

(4)
Represents the write-off of certain deferred tax assets totaling $469.2, which the Company will not be able to utilize, plus the release of valuation allowances totaling $183.0 that the Company believes it will be able to utilize.

(5)
Represents the change in net deferred tax assets (gross deferred tax assets less gross deferred tax liabilities) during the year. At each balance sheet date, net deferred tax assets had a full valuation allowance.

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

ABOVENET, INC.

Date: February 28, 2011	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2011	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2011	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2011	By:	/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky Director

Date: February 28, 2011	By:	/s/ Michael J. Embler
Michael J. Embler Director

Date: February 28, 2011	By:	/s/ Richard Postma
Richard Postma Director

Date: February 28, 2011	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: February 28, 2011	By:	/s/ Stuart Subotnick
Stuart Subotnick Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3.1
Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on August 3, 2010 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010).

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

4.4		Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.5
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

10.9
Security and Pledge Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., and Societe Generale, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

10.10
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

10.11
Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.12
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

10.13
Amendment No. 3, dated as of March 4, 2010, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 10, 2010).

10.14
Waiver No. 2 to Credit and Guaranty Agreement dated as of November 18, 2010, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent.

10.15	*	AboveNet, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2008).

10.16	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.17	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.18	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.19	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.20	*
Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.21	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.22	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.23	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.24	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.25	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.26	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.27	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.28	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.29	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.30	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.31	*
Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.32	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.33	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.34	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.35	*
Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.36	*
Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.37	*
Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.38	*
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.39	*
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.40	*
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.41	*
Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.42	*	Summary of 2009 Bonus Plan, dated February 12, 2009 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 16, 2009).

10.43	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Jeffrey A. Brodsky.

10.44	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Michael Embler.

10.45	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Richard Postma.

10.46	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.47	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Stuart Subotnick.

10.48	*	Summary of 2010 Bonus Plan dated March 1, 2010 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2010).

10.49	*	AboveNet, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010).

10.50	*	Form of Common Stock Award Agreement dated as of December 20, 2010.

10.51	*	Form of Stock Unit Agreement dated as of December 20, 2010.

10.52	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Jeffrey A. Brodsky.

10.53	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Michael Embler.

10.54	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Richard Postma.

10.55	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.56	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Stuart Subotnick.

10.57	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between William G. LaPerch and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.58	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Rajiv Datta and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.59	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Joseph P. Ciavarella and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.60	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Robert Sokota and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.61	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between John Jacquay and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.62	*
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Douglas Jendras and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.63	*	Form of Stock Unit Agreement for January 25, 2011 Grants (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.64
Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.65
Guaranty and Security Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.LC., AboveNet International, Inc., the other grantors party thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.66	*	Summary of 2011 Bonus Plan dated February 28, 2011.

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit.