Form 10-Q
period 2011-03-31
ABOVENET INC
filed 2011-05-09
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2011, was 25,816,708.

Table of Contents

 ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of March 31, 2011 (Unaudited) and December 31, 2010	1

	Consolidated Statements of Operations (Unaudited)
	Three month periods ended March 31, 2011 and 2010	2

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Three month period ended March 31, 2011	3

	Consolidated Statements of Cash Flows (Unaudited)
	Three month periods ended March 31, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three month periods ended March 31, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	56

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58

Signatures		60

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$70.6	$61.6
Restricted cash and cash equivalents	4.7	3.7
Accounts receivable, net of allowances for doubtful accounts of $1.9 and $1.8 at March 31, 2011 and December 31, 2010, respectively	31.4	27.5
Prepaid costs and other current assets	12.2	14.8
Total current assets	118.9	107.6

Property and equipment, net of accumulated depreciation and amortization of $304.3 and $285.3 at March 31, 2011 and December 31, 2010, respectively	554.0	540.8
Deferred tax assets	139.9	149.7
Other assets	14.0	9.7
Total assets	$826.8	$807.8

LIABILITIES:
Current liabilities:
Accounts payable	$10.5	$9.4
Accrued expenses	67.1	71.8
Deferred revenue - current portion	24.3	27.3
Note payable - current portion	—	7.6
Total current liabilities	101.9	116.1

Note payable	55.0	42.1
Deferred revenue	84.9	87.0
Other long-term liabilities	9.9	10.1
Total liabilities	251.7	255.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,446,136 issued and 25,816,658 outstanding at March 31, 2011 and 26,422,885 issued and 25,799,358 outstanding at December 31, 2010	0.3	0.3
Additional paid-in capital	339.6	332.4
Treasury stock at cost, 629,478 and 623,527 shares at March 31, 2011 and December 31, 2010, respectively	(23.1)	(22.8)
Accumulated other comprehensive loss	(8.0)	(9.2)
Retained earnings	266.3	251.8
Total shareholders’ equity	575.1	552.5
Total liabilities and shareholders’ equity	$826.8	$807.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$114.4	$97.2

Costs of revenue (excluding depreciation and amortization, shown separately below)	40.2	33.1
Selling, general and administrative expenses	29.8	23.6
Depreciation and amortization	18.3	15.5

Operating income	26.1	25.0

Other income (expense):
Interest expense	(1.2)	(1.2)
Other expense, net	(0.7)	(0.6)

Income before income taxes	24.2	23.2

Provision for income taxes	9.7	9.6

Net income	$14.5	$13.6

Income per share, basic:
Basic income per share	$0.56	$0.55

Weighted average number of common shares	25,803,904	24,944,514

Income per share, diluted:
Diluted income per share	$0.54	$0.52

Weighted average number of common shares	26,772,811	26,218,755

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2011	26,422,885	$0.3	623,527	$(22.8)	$332.4	$(9.2)	$251.8	$552.5
Issuance of common stock from vested restricted stock	15,246	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	8,005	—	—	—	0.1	—	—	0.1
Purchase of treasury stock	—	—	5,951	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	0.6	—	0.6
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.6	—	0.6
Amortization of stock-based compensation expense for restricted stock units and employee stock purchase plan	—	—	—	—	7.1	—	—	7.1
Net income	—	—	—	—	—	—	14.5	14.5
Balance at March 31, 2011	26,446,136	$0.3	629,478	$(23.1)	$339.6	$(8.0)	$266.3	$575.1

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities:
Net income	$14.5	$13.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18.3	15.5
Gain on sale or disposition of property and equipment, net	—	(0.1)
Non-cash stock-based compensation expense	7.1	2.1
Provision for bad debts	0.1	0.1
Change in deferred tax assets	9.5	9.5
Changes in operating working capital:
Accounts receivable	(3.9)	(0.9)
Prepaid costs and other current assets	2.7	(0.6)
Other assets	1.3	0.2
Accounts payable	(1.8)	(3.9)
Accrued expenses	(2.2)	(3.7)
Deferred revenue and other long-term liabilities	(4.8)	(1.8)
Net cash provided by operating activities	40.8	30.0

Cash flows used in investing activities:
Proceeds from sales of property and equipment	—	0.2
Purchases of property and equipment	(31.1)	(27.4)
Net cash used in investing activities	(31.1)	(27.2)

Cash flows used in financing activities:
Proceeds from borrowing under $250 Million Secured Revolving Credit Facility, net of debt acquisition costs	50.0	—
Proceeds from exercise of options to purchase shares of common stock	0.1	0.1
Proceeds from exercise of warrants	—	1.2
Change in restricted cash and cash equivalents	(1.0)	—
Principal payment - note payable	(49.7)	(1.9)
Principal payment - capital lease obligation	(0.2)	—
Purchase of treasury stock	(0.3)	(0.3)
Net cash used in financing activities	(1.1)	(0.9)
Effect of exchange rates on cash	0.4	(0.5)
Net increase in cash and cash equivalents	9.0	1.4
Cash and cash equivalents, beginning of period	61.6	165.3
Cash and cash equivalents, end of period	$70.6	$166.7

Supplemental cash flow information:
Cash paid for interest	$0.6	$0.8
Cash paid for income taxes	$1.1	$0.3

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$—	$3.9
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$—	$3.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net income	$14.5	$13.6
Foreign currency translation adjustments	0.6	(0.2)
Change in fair value of interest rate swap contracts upon settlement	0.6	—
Comprehensive income	$15.7	$13.4

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share information)

NOTE 1:    BACKGROUND AND ORGANIZATION

AboveNet, Inc. (which together with its subsidiaries is sometimes hereinafter referred to as the “Company,” “AboveNet,” “we,” “us,” “our” or “our Company”) is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic communications infrastructure and co-location services to communications carriers and corporate and government customers, principally in the United States (“U.S.”) and Europe.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In 2003, the Company issued 17,500,000 shares of common stock, of which 17,498,276 were delivered and 1,724 shares were determined to be undeliverable and were cancelled, the rights to purchase 3,338,420 shares of common stock at a price of $14.97715 per share, under a rights offering (of which rights to purchase 3,337,930 shares of common stock have been exercised), five year stock purchase warrants to purchase 1,418,918 shares of common stock exercisable at a price of $10.00 per share, and seven year stock purchase warrants to purchase 1,669,316 shares of common stock exercisable at a price of $12.00 per share.  In addition, 2,129,912 shares of common stock were originally reserved for issuance under the Company’s 2003 Plan.  (See Note 7, “Stock-Based Compensation.”)

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $2.1 and $1.0 in the three months ended March 31, 2011 and 2010, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for each of the three months ended March 31, 2011 and 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At March 31, 2011 and December 31, 2010, the Company had $47.5 and $54.0, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.5 and $3.0 for the three months ended March 31, 2011 and 2010, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers and certain project installation costs, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	4 to 7 years

Software and computer equipment	3 to 5 years

Leasehold improvements	Lesser of the estimated useful life of the improvement or the term of the lease

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable.  The Company capitalized relocation costs amounting to $0.5 and $0.2 for the three months ended March 31, 2011 and 2010, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.09 and $0.02 ($0.04 and $0.01 on a net book value basis) for the three months ended March 31, 2011 and 2010, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three months ended March 31, 2011 and 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, Company strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment of $0.5 for the year ended December 31, 2010.  Additionally, at December 31, 2010, the Company recorded a $1.5 provision for impairment with respect to a discreet group of assets because of certain operational issues.  There were no provisions for impairment recorded in each of the three months ended March 31, 2011 and 2010.

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

Asset retirement obligations are generally recorded as “Other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 at both March 31, 2011 and December 31, 2010, of which $4.2 and $4.3, respectively, was included in “Accrued expenses,” and $3.7 and $3.6, respectively, was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 for each of the three months ended March 31, 2011 and 2010.

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

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments were made to the consolidated financial statements for each of the three months ended March 31, 2011 and 2010.

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

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during each of the three months ended March 31, 2011 and 2010.

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

There were no options to purchase shares of common stock granted during each of the three months ended March 31, 2011 and 2010.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share, which expired September 8, 2008 (the “Five Year Warrants”) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share, which expired September 8, 2010 (the “Seven Year Warrants”).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received.  Seven Year Warrants to purchase shares of common stock exercised totaled 419,426 during the three months ended March 31, 2010.

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

At September 8, 2008, the expiration date of the Five Year Warrants, the required conditions were met for the Net Exercise and accordingly, Five Year Warrants to purchase 317,748 shares of common stock were deemed exercised at expiration, of which 212,912 shares were issued to the warrant holders, 104,836 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Five Year Warrants to purchase 318,526 shares of common stock were deemed exercised on a net exercise basis, of which 213,432 shares were issued to warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Five Year Warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.  The Five Year Warrants exercised by holders over the holding period generated cash of $11.0.

At September 8, 2010, the expiration date of the Seven Year Warrants, the required conditions were met for the Net Exercise and accordingly, Seven Year Warrants to purchase 13,626 shares of common stock were deemed exercised at expiration, of which 10,409 shares were issued to warrant holders and 3,217 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Seven Year Warrants to purchase 443,504 shares of common stock were deemed exercised on a net exercise basis, of which 353,598 shares were issued to the warrant holders, 89,906 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Seven Year Warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.  The Seven Year Warrants exercised by holders over the holding period generated cash of $14.7.

Derivative Financial Instruments

The Company has utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 (original principal) term loan under the Secured Credit Facility and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) term loan provided by SunTrust Bank.  (See Note 4, “Note Payable.”)  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives have been recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

The Company has, when applicable, minimized its credit risk relating to counterparties of its derivatives by transacting with multiple, high quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of its counterparties.

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At December 31, 2010, net interest rate swap derivative liabilities of $0.6 was included in “Accrued expenses” in the Company’s consolidated balance sheet.  The swap agreements were settled in January 2011 as described below.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of March 31, 2011 and December 31, 2010 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of March 31, 2011 and December 31, 2010.

Notional Amount			Weighted Average Rate
March 31, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 2011	3.65%	0.72%

—	9.5	November 2011	2.635%	0.40%

$—	$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements was included in “Other expense, net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

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

The Company’s investment in overnight money market institutional funds, which amounted to $52.9 and $48.2 at March 31, 2011 and December 31, 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company was party to two interest rate swaps, which were utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.6 (which was included in “Accrued expenses”) in the Company’s consolidated balance sheet at December 31, 2010.  The Company used third parties to value each of the interest rate swap agreements at December 31, 2010, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements was included in “Other expense, net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

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

The Company contributed $0.7 and $0.5 for the three months ended March 31, 2011 and 2010, respectively, net of forfeitures for its obligations under these plans.

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

NOTE 4:  NOTE PAYABLE

$250 Million Secured Revolving Credit Facility

On January 28, 2011, the Company closed a five year $250 secured revolving credit facility (the “$250 Million Secured Revolving Credit Facility”) with the lender parties thereto (the “Lenders”) and SunTrust Bank, as Administrative Agent (the “Administrative Agent”).  The Lenders received a first priority interest and a lien on substantially all of the Company’s domestic assets and 65% of the ownership interest in the Company’s principal foreign subsidiaries.  Loans under the $250 Million Secured Revolving Credit Facility bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at the Company’s option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%.  The Company is also required to pay an unused commitment fee ranging from 0.375% to 0.50% per annum based on the daily average undrawn portion of the $250 Million Secured Revolving Credit Facility.  The applicable margin and the unused commitment fee will be determined based on the Company’s Leverage Ratio based on Consolidated Total Debt to Consolidated EBITDA (each as defined in the $250 Million Secured Revolving Credit Facility).

The $250 Million Secured Revolving Credit Facility includes an uncommitted accordion feature that permits the Company to increase the aggregate principal amount by up to $125.0 through one or more term loans or additional revolving credit, subject to the agreement by one or more Lenders to provide the additional principal amount.

The Company borrowed $55.0 at closing, of which $5.0 was used to pay bank fees and legal expenses, $49.9 was used to repay the Secured Credit Facility (as defined below) and $0.1 was used for general corporate purposes.  The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%).  The Company converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% LIBOR rate plus applicable margin of 2.25%).

The Company has the right to prepay any outstanding loan prior to maturity without premium or penalty.

The Company is required to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants require the Company to provide notices of material events and information regarding collateral, restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, make investments, sell assets, make restricted payments (including the ability to pay dividends) and engage in affiliate transactions, and require the Company to maintain a Leverage Ratio not greater than 2.5 to 1.0 and an Interest Coverage Ratio (as defined in the $250 Million Secured Revolving Credit Facility) of not less than 3.0 to 1.0.  At March 31, 2011, based upon the Company’s leverage ratio, as defined, its cash balance and its availability under the facility, $201.8 of retained earnings is unrestricted for dividend purposes and the balance is restricted.

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

In connection with the closing of the $250 Million Secured Revolving Credit Facility, the Company also settled the two interest rate swaps at a total cost of $0.5, which is included in “Other expense, net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.  The Company also wrote-off $1.1 in unamortized debt acquisition costs associated with the Secured Credit Facility, which is also included in “Other expense, net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

As of March 31, 2011, $195.0 was available for borrowings under the $250 Million Secured Revolving Credit Facility.

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

The Company’s ability to draw upon the available commitments under the Revolver was subject to compliance with all of the covenants contained in the Credit Agreement and the Company’s continued ability to make certain representations and warranties.  Among other things, these covenants imposed limits on annual capital expenditures (through 2010), provided that the Company’s net total funded debt ratio could not at any time exceed a specified amount and required that the Company maintained a minimum consolidated fixed charges coverage ratio.  In addition, the Credit Agreement prohibited the Company from paying dividends (other than in its own shares or other equity securities) and from making certain other payments, including payments to acquire the Company’s equity securities other than under specified circumstances, which include the repurchase of the Company’s equity securities from employees and directors in an aggregate amount not to exceed $15.0.  The Company obtained a waiver from the Lenders to effectuate the dividend paid in December 2010.  The Company was in compliance with all of its debt covenants as of March 31, 2011.

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

Additionally, The Company executed a $1.0 standby letter of credit in favor of New York City to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended.

The Term Loan and the Delayed Draw Term Loan, plus accrued interest, totaling $49.9 was repaid on January 28, 2011 upon the closing of the $250 Million Secured Revolving Credit Facility.  The standby letter of credit in favor of New York City was terminated in connection with the repayment and replaced by $1.0 standby letter of credit (secured by a $1.0 restricted cash balance) with a term scheduled to expire January 2012, subject to annual renewals at the Company’s option to January 2016.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for income taxes for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Federal	$7.6	$8.0
State	1.4	1.3
Foreign	0.7	0.3
Total provision for income taxes	$9.7	$9.6

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

For the three months ended March 31, 2011 and 2010, the consolidated effective income tax rates were approximately 40.3% and 41.4%, respectively.  The effective tax rate in the U.K. for the three months ended March 31, 2011, based upon consolidated pre-tax income in the U.K., is approximately 54%.  AboveNet Communications UK Limited (“ACUK”) receives no benefit from the operating loss generated by AboveNet Communications Europe Limited (“ACE”), which files its U.K. income tax return on a stand alone basis.  ACE is a foreign disregarded entity whose operating results are consolidated with the U.S. for federal income tax reporting purposes.

As part of the Company’s evaluation of deferred tax assets in the fourth quarter of 2010, the Company recognized a non-cash tax benefit of $7.3 at December 31, 2010 relating to the reduction of certain valuation allowances established in the U.K.  The Company believes it is more likely than not that the Company will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowances had the effect of increasing net income by $7.3 for the year ended December 31, 2010.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 6:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,803,904 and 24,944,514 for the three months ended March 31, 2011 and 2010, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,772,811 and 26,218,755 for the three months ended March 31, 2011 and 2010, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For each of the three months ended March 31, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.

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

Stock-based compensation expense for each period relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who were selected to participate.  Under the 2003 Plan, as of March 31, 2011, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 834,121 shares had been issued pursuant to options exercised to purchase common shares, 92,181 common shares were reserved pursuant to outstanding vested options to purchase shares of common stock and 34,178 common shares were cancelled.  No shares are available for future grants under the 2003 Plan.

Under the 2008 Plan, the Company was authorized to issue share-based awards of up to 1,500,000 common shares in accordance with its terms.  As of March 31, 2011, 501,256 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 3,288 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 9,281 common shares were issued pursuant to the Option Dividend on December 20, 2010, 948,450 were reserved pursuant to outstanding restricted stock units, 6,712 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 31,013 common shares were reserved for future grants.

Stock Options

There were no options to purchase shares of common stock granted during each of the three months ended March 31, 2011 and 2010.  There was no non-cash stock-based compensation expense recognized with respect to options to purchase shares of common stock during each of the three months ended March 31, 2011 and 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Restricted Stock Units

On January 25, 2011, the Company granted an aggregate 213,100 restricted stock units, of which 190,000 were granted to the Company’s named executive officers as follows (including the 15,000 restricted stock units granted to Mr. Datta in connection with his appointment as Chief Operating Officer):

Name	Total
William G. LaPerch	65,000
Rajiv Datta	60,000
Joseph P. Ciavarella	21,000
Robert Sokota	21,000
John Jacquay	23,000

The fair value of each restricted stock unit granted was $59.25, based on the closing price of the Company’s common stock on the New York Stock Exchange on January 25, 2011.  The 213,100 restricted stock units are scheduled to vest as follows: 15,000 on November 16, 2011, 132,066 on November 16, 2012 and 66,034 on November 16, 2013.

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

Additionally, on December 20, 2010, pursuant to the 2008 Plan, the Board of Directors of the Company granted 40,508 restricted stock units pursuant to the RSU Dividend (as defined in Note 8, “Shareholders’ Equity”).  28,656 of such restricted stock units are scheduled to vest on November 15, 2011, 9,360 of such restricted stock units are scheduled to vest on November 16, 2011, 1,246 vested, along with 14,000 previously granted restricted stock units, in February 2011 based upon the attainment of certain performance-based metrics with respect to fiscal year 2010 and up to 1,246 may vest along with up to 14,000 previously granted restricted stock units, on or before March 15, 2012 based upon the attainment of certain performance-based metrics with respect to fiscal year 2011.

On December 2, 2010, pursuant to the 2008 Plan, the Company awarded 5,900 restricted stock units (i.e., an agreement to provide common shares in the future) to certain employees.  The fair value of the grant was $56.57 per share, the closing of the Company’s stock on that day.  Such restricted stock units are scheduled to vest on November 16, 2011.

The Company recognized non-cash stock-based compensation expense related to restricted stock units of $7.0 and $2.1 for the three months ended March 31, 2011 and 2010, respectively, which had the effect of decreasing net income by $0.16 per basic and diluted common share for the three months ended March 31, 2011 and by $0.05 per basic common share and diluted common share for the three months ended March 31, 2010.  Additionally, during the three months ended March 31, 2011, the Company delivered 15,246 shares of common stock to its Chief Executive Officer, William LaPerch, pursuant to the 14,000 vested performance-based restricted stock units granted to him in September 2008 and 1,246 restricted stock units granted pursuant to the RSU Dividend.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, the Company purchased an aggregate of 5,951 shares of common stock from Mr. LaPerch at $60.24 per share, the closing price of the Company’s common stock on the date of delivery, in order to satisfy minimum tax withholding obligations.

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

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Section 16 Officers”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 of fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period (and no more than 100 shares of common stock in the offering period for 2010).  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of January 16, 2011, the commencement of the current offering period, we had a total of approximately 680 employees who would have been eligible to participate in the Stock Purchase Plan.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

2011 Offering Period

126 employees are participating in the January 16, 2011 to November 16, 2011 offering pursuant to which $0.8 is expected` to be withheld over the 2011 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  Stock-based compensation expense recognized with respect to the Stock Purchase Plan in the three months ended March 31, 2011 was $0.03.

NOTE 9:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and reasonably estimates the amount of potential loss.

Global Voice Networks Limited (“GVN”)

ACUK, the Company’s U.K. operating subsidiary, was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, the Company paid $10.9 in connection with this litigation.  During 2010, the Company recorded an additional provision of $0.9 to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British Pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates as appropriate.  The Company has a remaining accrual balance of $0.7 relating to this transaction included in the Company’s consolidated balance sheets at both March 31, 2011 and December 31, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended March 31, 2011 and 2010.  No amounts were outstanding at each of March 31, 2011 and December 31, 2010.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.002 in 2010, $0.03 in 2009 and $0.13 in 2008 from such construction firm.  All activities between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended March 31,
	2011	2010
Revenue
United States	$104.1	$88.4
United Kingdom	11.9	10.1
Eliminations	(1.6)	(1.3)
Consolidated Worldwide	$114.4	$97.2

	As of
	March 31, 2011	December 31, 2010
Long-lived assets
United States	$511.7	$502.9
United Kingdom	42.3	37.9
Consolidated Worldwide	$554.0	$540.8

NOTE 12: OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three Months Ended March 31,
	2011	2010
Settlement of interest rate swap agreements and write-off of unamortized debt acquisition costs associated with the repayment of the Secured Credit Facility	$(1.6)	$—
Gain (loss) on foreign currency	0.8	(1.1)
Gain on settlement or reversal of liabilities	—	0.4
Gain on disposition of property and equipment	—	0.1
Other	0.1	—
Total	$(0.7)	$(0.6)

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

In September 2008, the Company entered into new employment agreements with each of William G. LaPerch, Chief Executive Officer and President; Mr. Datta; John Jacquay, Senior Vice President, Sales and Marketing and Robert Sokota, Senior Vice President and General Counsel (collectively with Mr. Joseph P. Ciavarella described below, the “Named Executive Officers”).  Each of the contracts provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract.  Additionally, each contract provides for incentive cash bonus targets for each of the Named Executive Officers.  Each of the Named Executive Officers will generally be entitled to the same benefits offered to the Company’s other executives.  Each of the employment contracts provides for the payment of severance and the provision of certain other benefits in connection with certain termination events.  The employment contracts also include confidentiality, non-compete and assignment of intellectual property covenants by each of the Named Executive Officers.

In October 2008, the Company entered into an employment agreement with Mr. Joseph P. Ciavarella under which Mr. Ciavarella agreed to become the Company’s Senior Vice President and Chief Financial Officer.  The employment agreement is on substantially the same general terms as the September 2008 employment agreements described above.

The employment agreements were amended effective as of January 25, 2011.  These amendments (a) extend the term of each Named Executive Officer’s employment agreement from November 16, 2011 through December 31, 2011, subject to automatic extensions for additional one-year periods unless cancelled by any of the Named Executive Officers or the Company in writing at least 120 days prior to the end of the applicable term, and (b) clarify that if the Named Executive Officer is employed by the Company on December 31 of the calendar year in which a bonus is being earned, the Named Executive Officer would be entitled to receive any bonus payable for that year.  Mr. Datta’s employment agreement was also amended to reflect his new title and base salary.  The employment agreements with each of Messrs. Ciavarella, Jacquay and Sokota were also amended to clarify that if so determined in the discretion of the Company’s Chief Executive Officer, such officer would report to the Company’s Chief Operating Officer.

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

NOTE 14: SUBSEQUENT EVENT

On April 27, 2011, the Company and John Jacquay, the Company’s Senior Vice President for Sales and Marketing, agreed that Mr. Jacquay would resign from his position as Senior Vice President of Sales and Marketing as of July 15, 2011.  Mr. Jacquay will continue to be employed by the Company and will provide services on other projects through December 31, 2011, which is the expiration date of his current employment agreement with the Company (the “Contract Expiration Date”), at which time he will separate from the Company.  In connection with his separation from the Company on the Contract Expiration Date, Mr. Jacquay will forfeit any unvested stock units held by him as of that date.  The Company and Mr. Jacquay have also agreed that his bonus target amount for 2011 will be $0.3.  In the event that the Company achieves the adjusted EBITDA target of $198.2 in 2011, Mr. Jacquay would be paid his bonus target amount on or before March 15, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through our fiber-optic networks in metro markets, our long haul network connecting those markets and our IP network.  Our metro market networks have significant reach and breadth and span over 2.1 million fiber miles across over 8,000 cable route miles.  Our long haul fiber-optic communications network spans over 13,000 cable route miles and interconnects each of our U.S. metro networks and each of our European markets.  We operate DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We use undersea capacity on the Japan-US Cable Network (“JUS”) to provide connectivity between the U.S. and Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe.

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

•	Provide telecommunications carriers, also referred to as carriers, that lack a last mile solution for their customers with a broad array of lit solution alternatives.
•	Develop and use independent sales agents as a means to provide our services to a wider array of potential customers.

We are able to provide high quality, customized services at competitive prices as a result of a number of factors, including:

•	Our significant experience in providing high-end customized network solutions (such as DWDM) for enterprises and telecommunications carriers.
•	Our focus on providing certain core optical and ethernet-based services rather than the full range of more complex legacy telecommunications services.
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

We operate metro networks in each of these markets, except Miami.  Including fiber we own, fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.1 million fiber miles and over 8,000 cable route miles.  Our network footprint typically allows us to serve data centers, enterprise locations, network POPs, central offices, carrier hotels and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 6,200 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.  In Miami, we provide services over our long haul and IP networks.  In Paris, Amsterdam and Frankfurt, we provide services over a shared network operating on leased fiber as well as over our long haul and IP networks.

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

On-Net Buildings

Our metro networks connect to over 2,700 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,300 route miles and over 140,000 fiber miles (which are part of the 2.1 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 2,100 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission-critical for our customers.

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

•
Central Offices, Carrier Hotels and Data Centers - Our network connects to over 200 central offices in the markets that we serve.  The network also has a presence in most significant carrier hotels within our active markets.  We currently connect to buildings containing over 450 data centers, of which over 300 are third party data center locations.

•
Additional Buildings - In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our markets that spans over 13,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, the overland portion of our long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.  We are currently in the process of updating most of the network to at least 40 Gbps capacity from 10 Gbps capacity.  We connect the U.S. and European portions of our long haul network with undersea capacity, including capacity on the TAT-14 cable.  We also connect our U.S. markets to Tokyo on the JUS cable.

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

Our sales strategy includes:

•	Positioning ourselves as a premier provider of high-bandwidth connectivity solutions.
•	Focusing on Fortune 1000 enterprises as well as content rich data companies (i.e. media, health care and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.
•	Providing last mile lit solutions to long haul carriers who lack the capability to provide this to their customers.
•	Capitalizing on our presence in over 450 data center locations, which house IT infrastructure for many enterprises and cloud computing capabilities.
•	Leveraging our strong balance sheet with a willingness to invest capital to grow with our customers.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling, general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three months ended March 31, 2011 and 2010, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 699 as of March 31, 2011, 608 of which were employed in the U.S., 87 in the U.K. and one each in the Netherlands, Germany, France and Japan.

First Quarter 2011 Highlights

Our consolidated revenue increased by $17.2 million, or 17.7%, from $97.2 million for the three months ended March 31, 2010 to $114.4 million for the three months ended March 31, 2011, which included a $4.4 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $3.9 million and $4.2 million, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Consolidated other revenue (which includes contract termination revenue of $2.1 million) was $4.7 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $1.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

For the three months ended March 31, 2011, we generated operating income of $26.1 million and net income of $14.5 million, compared to operating income of $25.0 million and net income of $13.6 million for the three months ended March 31, 2010.  At March 31, 2011, we had $70.6 million of unrestricted cash, compared to $61.6 million of unrestricted cash at December 31, 2010, an increase in liquidity of $9.0 million.  The increase in unrestricted cash at March 31, 2011 was primarily attributable to cash provided by operating activities of $40.8 million, partially offset by the use of cash to purchase property and equipment of $31.1 million and the change in restricted cash and cash equivalents of $1.0.  See below in this Item 2 under “Liquidity and Capital Resources” for further discussion.

For the three months ended March 31, 2011, our cash flow generated by operating activities increased compared to the three months ended March 31, 2010 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2012.

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

In early 2010, we announced a number of growth initiatives, which included expansion of services to several new markets in the U.S. and Europe.  These included connecting Miami to our long haul network, opening the Denver metro market and providing certain services over leased fiber in Paris, Amsterdam and Frankfurt.  We have received orders and commenced delivery of services in these markets in the first quarter of 2011.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $2.1 million and $1.0 million in the three months ended March 31, 2011 and 2010, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At March 31, 2011 and December 31, 2010, we had $47.5 million and $54.0 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.5 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Estimated useful lives of our property and equipment are as follows:

Network infrastructure assets and storage huts (except for risers and certain project installation costs, which are 5 years)	20 years

HVAC and power equipment	12 to 20 years

Transmission and IP equipment	5 to 7 years

Furniture, fixtures and equipment	4 to 7 years

Software and computer equipment	3 to 5 years

Leasehold improvements	Lesser of the estimated useful life of the improvement or the term of the lease

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in net income.

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable.  We capitalized relocation costs amounting to $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.09 million and $0.02 million ($0.04 million and $0.01 million on a net book value basis) for the three months ended March 31, 2011 and 2010, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three months ended March 31, 2011 and 2010.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30, 2010 and 2009.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment of $0.5 million for the year ended December 31, 2010.  Additionally, at December 31, 2010, we recorded a $1.5 million provision for impairment with respect to a discreet group of assets because of certain operational issues.  There were no provisions for impairment recorded in each of the three months ended March 31, 2011 and 2010.

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

Asset retirement obligations are generally recorded as “Other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 million at both March 31, 2011 and December 31, 2010, respectively, of which $4.2 million and $4.3 million, respectively, was included in “Accrued expenses,” and $3.7 million and $3.6 million, respectively, was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million for each of the three months ended March 31, 2011 and 2010.

Derivative Financial Instruments

We have utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 million (original principal) term loan under the Secured Credit Facility and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) term loan under the Secured Credit Facility provided by SunTrust Bank.  See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives have been recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 million for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss.

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

We have, when applicable, minimized our credit risk relating to counterparties of our derivatives by transacting with multiple, high quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.

All derivatives were recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815.  At December 31, 2010, net interest rate swap derivative liabilities of $0.6 million was included in “Accrued expenses” in our consolidated balance sheet.  The swap agreements were settled in January 2011 as described below.

Derivatives recorded at fair value in our consolidated balance sheets as of March 31, 2011 and December 31, 2010 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of March 31, 2011 and December 31, 2010.

Notional Amount (In millions)			Weighted Average Rate
March 31, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 2011	3.65%	0.72%

—	9.5	November 2011	2.635%	0.40%

$—	$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 million to settle the swap agreements was included in “Other expense, net” in our consolidated statement of operations for the three months ended March 31, 2011.

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

Our investment in overnight money market institutional funds, which amounted to $52.9 million and $48.2 million at March 31, 2011 and December 31, 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We were party to two interest rate swaps, which were utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.6 million (which was included in “Accrued expenses”) in our consolidated balance sheet at December 31, 2010.  We used third parties to value each of the interest rate swap agreements at December 31, 2010, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 million to settle the swap agreements was included in “Other expense, net” in our consolidated statement of operations for the three months ended March 31, 2011.

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

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments were made to the consolidated financial statements for each of the three months ended March 31, 2011 and 2010.

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

As part of our evaluation of deferred tax assets in the fourth quarter of 2010, we recognized a non-cash tax benefit of $7.3 million at December 31, 2010 relating to the reduction of certain valuation allowances established in the U.K.  As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a non-cash tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods.  This reduction in valuation allowances had the effect of increasing net income by $7.3 million and $183.0 million for the years ended December 31, 2010 and 2009, respectively.  Our evaluations encompassed (i) reviews of our recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) reviews of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets.  We review our deferred tax assets and liabilities on a quarterly basis as part of our FASB ASC 740 review.  Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowances established against the deferred tax assets.  It is possible that the valuation allowances could be further adjusted, as necessary.

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

There were no options to purchase shares of common stock granted during each of the three months ended March 31, 2011 and 2010.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended March 31,
	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$114.4	$97.2	$17.2	17.7%
Costs of revenue (excluding depreciation and amortization, shown separately below)	40.2	33.1	7.1	21.5%
Selling, general and administrative expenses	29.8	23.6	6.2	26.3%
Depreciation and amortization	18.3	15.5	2.8	18.1%
Operating income	26.1	25.0	1.1	4.4%
Other income (expense):
Interest expense	(1.2)	(1.2)	—	—
Other expense, net	(0.7)	(0.6)	0.1	16.7%
Income from continuing operations, before income taxes	24.2	23.2	1.0	4.3%
Provision for income taxes	9.7	9.6	0.1	1.0%
Net income	$14.5	$13.6	$0.9	6.6%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others.  Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended March 31, 2011 was $14.5 million, compared to $13.6 million for the three months ended March 31, 2010, an increase of $0.9 million.  The primary reason for the increase in net income was the increase in revenue of $17.2 million, which was partially offset by the increases in costs of revenue of $7.1 million, selling, general and administrative expenses of $6.2 million, depreciation and amortization of $2.8 million, a change (decrease) in other expense, net, of $0.1 million, and provision for income taxes of $0.1 million.  These changes are discussed more fully below.

Revenue.  Consolidated revenue was $114.4 million for the three months ended March 31, 2011, compared to $97.2 million for the three months ended March 31, 2010, an increase of $17.2 million, or 17.7%.  Revenue from our U.S. operations increased by $15.7 million, or 17.8%, from $88.1 million for the three months ended March 31, 2010 to $103.8 million for the three months ended March 31, 2011.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price reductions.  U.S. revenue from metro services increased by $4.4 million, or 16.3%, from $27.0 million for the three months ended March 31, 2010 to $31.4 million for the three months ended March 31, 2011, U.S. revenue from fiber infrastructure services increased by $3.9 million, or 9.5%, from $41.2 million for the three months ended March 31, 2010 to $45.1 million for the three months ended March 31, 2011 and U.S. revenue from WAN services increased by $4.2 million, or 22.8%, from $18.4 million for the three months ended March 31, 2010 to $22.6 million for the three months ended March 31, 2011.  Other revenue increased by $3.2 million from $1.5 million for the three months ended March 31, 2010 to $4.7 million for the three months ended March 31, 2011, primarily due to increases of $2.0 million in equipment sales and $1.1 million in domestic contract termination revenue.  Revenue from our foreign operations, primarily in the U.K., increased by $1.5 million, or 16.5%, from $9.1 million for the three months ended March 31, 2010 to $10.6 million for the three months ended March 31, 2011.  The primary reasons for this increase were due to an increase in provisioning of services in the U.K. and a 2.5% increase in the translation rate due to the strengthening of the British pound compared to the U.S. dollar during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Costs of revenue.  Consolidated costs of revenue for the three months ended March 31, 2011 was $40.2 million, compared to $33.1 million for the three months ended March 31, 2010, an increase of $7.1 million, or 21.5%.  Consolidated costs of revenue as a percentage of revenue was 35.1% for the three months ended March 31, 2011, compared to 34.1% for the three months ended March 31, 2010, resulting in consolidated gross profit margin of 64.9% and 65.9% for the three months ended March 31, 2011 and 2010, respectively.  The costs of revenue for our U.S. operations was $35.7 million and $29.9 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $5.8 million, or 19.4%.  The increase in the domestic costs of revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable principally to (i) an increase of $1.7 million in payroll-related expenses due to headcount added since the three months ended March 31, 2010; (ii) an increase of $1.5 million for expenses associated with third party network costs; (iii) an increase of $1.4 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue); (iv) an increase of $0.6 million for repairs and maintenance charges for our cable and transmission equipment; (v) an increase of $0.4 million for right-of-way expenses; and (vi) an increase of $0.2 million in long haul expenses from 2010 levels.  The costs of revenue for our foreign operations was $4.5 million for the three months ended March 31, 2011, compared to $3.2 million for the three months ended March 31, 2010, an increase of $1.3 million, or 40.6%.  This increase was primarily due to increases in third party network costs, co-location expenses and leased fiber costs to support our European operations and the needs of our existing customers, payroll-related expenses needed to support our provisioning of services and repairs and maintenance charges.  In addition, the results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reflect a 2.5% increase in the translation rate of the British pound compared to the U.S. dollar.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended March 31, 2011 was $29.8 million, compared to $23.6 million for the three months ended March 31, 2010, an increase of $6.2 million, or 26.3%.  SG&A as a percentage of revenue was 26.0% for the three months ended March 31, 2011, compared to 24.3% for the three months ended March 31, 2010.  In the U.S., SG&A was $26.4 million for the three months ended March 31, 2011, compared to $21.1 million for the three months ended March 31, 2010, an increase of $5.3 million, or 25.1%.  SG&A for our U.S. operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 increased primarily due to (i) an increase of $4.7 million in domestic non-cash stock-based compensation expense from $1.9 million for the three months ended March 31, 2010 to $6.6 million for the three months ended March 31, 2011; (ii) an increase of $0.3 million in commissions paid to third party sales agents; and (iii) an increase of $0.2 million in occupancy-related expenses.  SG&A from our foreign operations was $3.4 million for the three months ended March 31, 2011, compared to $2.5 million for the three months ended March 31, 2010, a net increase of $0.9 million, or 36.0%.  Our foreign operations reported increases in occupancy expenses of $0.2 million, primarily related to the relocation of our London office and non-cash stock-based compensation expenses of $0.3 million.

Depreciation and amortization.  Consolidated depreciation and amortization was $18.3 million for the three months ended March 31, 2011, compared to $15.5 million for the three months ended March 31, 2010, an increase of $2.8 million, or 18.1%.  Consolidated depreciation and amortization as a percentage of revenue was 16.0% for the three months ended March 31, 2011, compared to 15.9% for the three months ended March 31, 2010.  The increase in consolidated depreciation and amortization was primarily attributable to the full period effect of depreciation on property and equipment acquired during the three months ended March 31, 2010 and through December 31, 2010 and depreciation expense on property and equipment acquired during the three months ended March 31, 2011.

Interest income.  Interest income, substantially all of which was earned in the U.S., was immaterial for the three months ended March 31, 2011 and 2010 as a result of relatively low average balances available for investment, relatively low interest rates and the Company’s conservative investment strategy.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the $250 Million Secured Revolving Credit Facility (which commenced January 28, 2011) and the Secured Credit Facility, which was repaid simultaneously, availability fees on the unused portion of both credit facilities, the amortization of debt acquisition costs (including upfront fees) related to both credit facilities, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $1.2 million for each of the three months ended March 31, 2011 and 2010.

Other expense, net. Other expense, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other expense, net was a net expense of $0.7 million for the three months ended March 31, 2011, compared to a net expense of $0.6 million for the three months ended March 31, 2010, a change (increase) of $0.1 million.  In the U.S., other (expense) income, net was a net expense of $1.5 million for the three months ended March 31, 2011, compared to other income, net of $0.5 million for the three months ended March 31, 2010, a change of $2.0 million.  For our foreign operations, other income (expense), net was other income, net of $0.8 million for the three months ended March 31, 2011, compared to a net expense of $1.1 million for the three months ended March 31, 2010, a change of $1.9 million.  For the three months ended March 31, 2011, consolidated other expense, net was comprised of the write-off of unamortized debt acquisition costs of $1.1 million and the settlement of the two interest rate swaps at a total cost of $0.5 million, both of which were associated with the Secured Credit Facility (which were recorded in connection with the Company’s closing of the $250 Million Secured Revolving Credit Facility on January 28, 2011); offset by a net gain on foreign currency of $0.8 million and other gains of $0.1 million.  For the three months ended March 31, 2010, consolidated other expense, net was comprised of a net loss on foreign currency of $1.1 million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.4 million and a net gain on the sale or disposition of property and equipment of $0.1 million.

Provision for income taxes. We recorded a provision for income taxes of $9.7 million for the three months ended March 31, 2011, compared to $9.6 million for the three months ended March 31, 2010.  The provision for income taxes for the three months ended March 31, 2011 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $9.6 million, plus a provision for certain capital-based state taxes of $0.1 million.  The provision for income taxes for the three months ended March 31, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $9.5 million, plus a provision for certain capital-based state taxes of $0.1 million.

Liquidity and Capital Resources

We had working capital of $17.0 million at March 31, 2011, compared to a working capital deficit of $(8.5) million at December 31, 2010, an increase in working capital of $25.5 million.  This increase in working capital was primarily due to the repayment of the Secured Credit Facility, including the current portion of $7.6 million, with the proceeds of the $250 Million Secured Revolving Credit Facility, which is a non-current liability.  Working capital was also impacted by cash generated during the quarter; the increase in accounts receivable of $3.9 million; the decrease in deferred revenue – current portion of $3.0 million; and the increase in accounts payable of $1.1 million, offset by the use of cash to reduce accrued expenses of $4.7 million.

Net cash provided by operating activities was $40.8 million during the three months ended March 31, 2011, compared to $30.0 million during the three months ended March 31, 2010, an increase of $10.8 million.  Net cash provided by operating activities during the three months ended March 31, 2011 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $18.3 million, the change in deferred tax assets of $9.5 million and non-cash stock-based compensation expense of $7.1 million, plus the changes in working capital components.  Net cash provided by operating activities during the three months ended March 31, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $15.5 million, the change in deferred tax assets of $9.5 million and non-cash stock-based compensation expense of $2.1 million, plus the changes in working capital components.  The year over year increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense), offset by the difference in the changes in working capital components, the most significant one of which was deferred revenue.  During the three months ended March 31, 2011, amortization of deferred revenue exceeded cash collections of installation payments.

Net cash used in investing activities was $31.1 million during the three months ended March 31, 2011, compared to $27.2 million during the three months ended March 31, 2010, an increase of $3.9 million.  Net cash used in investing activities during the three months ended March 31, 2011 was attributable to the purchases of property and equipment of $31.1 million.  Net cash used in investing activities during the three months ended March 31, 2010 was attributable to the purchases of property and equipment of $27.4 million, offset by the proceeds generated from sales of property and equipment of $0.2 million.  The increase in capital expenditures during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to the continued investment in our network during the three months ended March 31, 2011 and the year over year increase in customer orders, which resulted in higher capital expenditures needed to provide the service.

Net cash used in financing activities was $1.1 million during the three months ended March 31, 2011, which is comprised of the payoff of the outstanding principal of the Secured Credit Facility of $49.7 million, the change in restricted cash and cash equivalents of $1.0 million, the purchase of treasury stock of $0.3 million and the principal payment on our capital lease obligation of $0.2 million, offset by the net proceeds from our borrowing under the $250 Million Secured Revolving Credit Facility of $50.0 million and the proceeds from the exercise of options to purchase shares of common stock of $0.1 million.  Net cash used in financing activities was $0.9 million during the three months ended March 31, 2010, which is comprised of the principal payment under the Secured Credit Facility of $1.9 million and the purchase of treasury stock of $0.3 million, offset by the proceeds from the exercise of warrants of $1.2 million and the proceeds from the exercise of options to purchase shares of common stock of $0.1 million.

The $250 Million Secured Revolving Credit Facility closed on January 28, 2011.  We drew down $55.0 million at closing, of which $49.9 million was used to repay the outstanding Secured Credit Facility (including accrued interest of $0.2 million), $5.0 million was used to pay bank fees and related expenses associated with the $250 Million Secured Revolving Credit Facility and the balance was used for general corporate purposes.

During the three months ended March 31, 2011, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  As discussed above, we paid a Special Cash Dividend in December 2010 totaling $129.0 million, which reduced liquidity.  In January 2011, we repaid our Secured Credit Facility, comprised of term loans with $49.7 million outstanding and closed the $250 Million Secured Revolving Credit Facility described above.  The new facility provides us with the flexibility and capability to fund operations, as required.  See Note 4, Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use our net cash from operations, cash reserves and the $250 Million Secured Revolving Credit Facility, as necessary, to fund our operating expenses and future capital projects.

We, from time to time, commit capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  We also commit capital for investments in selected markets.  During 2010 and through January 2011, we opened up Denver as a market and expanded into Paris, Amsterdam and Frankfurt in Europe.  Additionally, we connected Miami to our long haul network and received a favorable ruling from the Canadian authorities regarding our ability to lease and light fiber for our operations in Toronto.  Based on our success in these markets, we may increase our presence in these markets or we may develop other markets in the U.S. or internationally.  We believe we have sufficient financial resources to execute these plans.

For the three months ended March 31, 2011, our cash flow generated by operating activities increased compared to the three months ended March 31, 2010 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2012.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$103.8	$88.1	$15.7	17.8%
Costs of revenue (excluding depreciation and amortization, shown separately below)	35.7	29.9	5.8	19.4%
Selling, general and administrative expenses	26.4	21.1	5.3	25.1%
Depreciation and amortization	16.1	13.6	2.5	18.4%
Operating income	25.6	23.5	2.1	8.9%
Other income (expense):
Interest expense	(1.2)	(1.2)	—	—
Other (expense) income, net	(1.5)	0.5	(2.0)	NM
Income before income taxes	22.9	22.8	0.1	0.4%
Provision for income taxes	9.0	9.3	(0.3)	(3.2)%
Net income	$13.9	$13.5	$0.4	3.0%

United Kingdom and others:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$10.6	$9.1	$1.5	16.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	4.5	3.2	1.3	40.6%
Selling, general and administrative expenses	3.4	2.5	0.9	36.0%
Depreciation and amortization	2.2	1.9	0.3	15.8%
Operating income	0.5	1.5	(1.0)	(66.7)%
Other income (expense):
Other income (expense), net	0.8	(1.1)	1.9	NM
Income before income taxes	1.3	0.4	0.9	NM
Provision for income taxes	0.7	0.3	0.4	NM
Net income	$0.6	$0.1	$0.5	NM

NM—not meaningful

The segment results for the three months ended March 31, 2011 and 2010 (above) reflect the elimination of any intercompany sales or charges.

Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk, consist principally of temporary cash investments and accounts receivable.  We do not enter into financial instruments for trading or speculative purposes and do not own auction rate notes.  We place our cash and cash equivalents in short-term investment instruments with high quality financial institutions (primarily commercial banks) in the U.S. and the U.K.  Domestic account balances generally exceed federally insured limits.  Our trade receivables, which are unsecured, are geographically dispersed throughout the U.S. and the U.K. and include both large and small corporate entities spanning numerous industries.  We perform ongoing credit evaluations of our customers’ financial condition.

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

Other factors and risks that may affect the Company’s business and future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.  The Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the three months ended March 31, 2011, our foreign activities accounted for 9.3% of consolidated revenue.  The translation rate for the British pound compared to the U.S. dollar strengthened slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and we will consider such arrangements to minimize risk.

Under the terms of the $250 Million Secured Revolving Credit Facility, which was entered into January 28, 2011, our borrowings bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at our option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%.  At closing, the Company borrowed $55.0 million.  The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%).  We converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% LIBOR rate plus applicable margin of 2.25%).  We have not entered into a swap arrangement to fix our borrowing costs under the $250 Million Secured Revolving Credit Facility.  Thus, if the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy.  For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.55 million (1% x $55.0 million) based upon the amount of the related debt outstanding at March 31, 2011.

As of March 31, 2011, we had an aggregate $55.0 million outstanding under the $250 Million Secured Revolving Credit Facility.  Additionally, we had a $1.2 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 4.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information presented in Note 9, “Litigation,” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect the Company’s business, financial condition and future operating results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial could also materially adversely affect the Company’s business, financial condition and future operating results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase

On March 15, 2011, we delivered 15,246 shares of common stock to our Chief Executive Officer, William LaPerch, representing the 14,000 vested shares underlying restricted stock units granted to him in September 2008 and the 1,246 restricted stock units granted pursuant to the RSU Dividend.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, we purchased an aggregate of 5,951 shares of common stock from Mr. LaPerch at $60.24 per share, the closing price on the New York Stock Exchange of our common stock on the date of repurchase, in order to provide him with funds sufficient to satisfy minimum tax withholding obligations.  The aggregate value of the shares purchased by us of $0.3 million was charged to treasury stock.  Below is a summary of this repurchase.
Period	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
March 1 to 31, 2011	5,951	$60.24	0	0

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between William G. LaPerch and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.2
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Rajiv Datta and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.3
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Joseph P. Ciavarella and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.4
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between John Jacquay and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.5
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Robert Sokota and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.6	Form Stock Unit Agreement for January 25, 2011 Grants (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.7
Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.8
Guaranty and Security Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.LC., AboveNet International, Inc., the other grantors party thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.9
First Amendment, dated as of March 28, 2011, to Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent.

10.10	Summary of 2011 Bonus Plan dated February 28, 2011 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on January 28, 2011).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: May 9, 2011	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between William G. LaPerch and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.2
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Rajiv Datta and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.3
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Joseph P. Ciavarella and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.4
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between John Jacquay and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.5
First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Robert Sokota and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.6	Form Stock Unit Agreement for January 25, 2011 Grants (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.7
Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.8
Guaranty and Security Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.LC., AboveNet International, Inc., the other grantors party thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.9
First Amendment, dated as of March 28, 2011, to Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent.

10.10	Summary of 2011 Bonus Plan dated February 28, 2011 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on January 28, 2011).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.