Form 10-Q
period 2011-06-30
ABOVENET INC
filed 2011-08-09
CIK 1043533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 4, 2011, was 25,821,393.

Table of Contents

ABOVENET, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2011 (Unaudited) and December 31, 2010	1

	Consolidated Statements of Operations (Unaudited)
	Three and Six month periods ended June 30, 2011 and 2010	2

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and Six month periods ended June 30, 2011 and 2010	3

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Six month period ended June 30, 2011	4

	Consolidated Statements of Cash Flows (Unaudited)
	Six month periods ended June 30, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	61

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 6.	Exhibits	63

Signatures		64

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share information)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$96.4	$61.6
Restricted cash and cash equivalents	4.7	3.7
Accounts receivable, net of allowances for doubtful accounts of $1.9 and $1.8 at June 30, 2011 and December 31, 2010, respectively	29.7	27.5
Prepaid costs and other current assets	12.2	14.8
Total current assets	143.0	107.6

Property and equipment, net of accumulated depreciation and amortization of $321.4 and $285.3 at June 30, 2011 and December 31, 2010, respectively	577.6	540.8
Deferred tax assets	129.7	149.7
Other assets	13.2	9.7
Total assets	$863.5	$807.8

LIABILITIES:
Current liabilities:
Accounts payable	$12.7	$9.4
Accrued expenses	80.2	71.8
Deferred revenue - current portion	25.6	27.3
Note payable - current portion	—	7.6
Total current liabilities	118.5	116.1

Note payable	55.0	42.1
Deferred revenue	82.2	87.0
Other long-term liabilities	9.8	10.1
Total liabilities	265.5	255.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,450,871 issued and 25,821,393 outstanding at June 30, 2011 and 26,422,885 issued and 25,799,358 outstanding at December 31, 2010	0.3	0.3
Additional paid-in capital	346.5	332.4
Treasury stock, at cost, 629,478 and 623,527 shares at June 30, 2011 and December 31, 2010, respectively	(23.1)	(22.8)
Accumulated other comprehensive loss	(8.1)	(9.2)
Retained earnings	282.4	251.8
Total shareholders’ equity	598.0	552.5
Total liabilities and shareholders’ equity	$863.5	$807.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$118.3	$100.7	$232.7	$197.9

Costs of revenue (excluding depreciation and amortization, shown separately below)	40.7	34.1	80.9	67.2
Selling, general and administrative expenses	30.4	23.0	60.2	46.6
Depreciation and amortization	19.2	15.2	37.5	30.7

Operating income	28.0	28.4	54.1	53.4

Other income (expense):
Interest expense	(1.1)	(1.2)	(2.3)	(2.4)
Other income (expense), net	0.3	0.2	(0.4)	(0.4)

Income before income taxes	27.2	27.4	51.4	50.6

Provision for income taxes	11.1	11.1	20.8	20.7

Net income	$16.1	$16.3	$30.6	$29.9

Income per share, basic:
Basic income per share	$0.63	$0.64	$1.19	$1.19

Weighted average number of common shares	25,818,689	25,145,224	25,811,337	25,045,423

Income per share, diluted:
Diluted income per share	$0.60	$0.62	$1.14	$1.14

Weighted average number of common shares	26,837,305	26,194,883	26,805,236	26,205,457

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$16.1	$16.3	$30.6	$29.9
Foreign currency translation adjustments	(0.1)	(0.3)	0.5	(0.5)
Change in fair value of interest rate swap contracts	—	0.2	0.6	0.2
Comprehensive income	$16.0	$16.2	$31.7	$29.6

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2011	26,422,885	$0.3	623,527	$(22.8)	$332.4	$(9.2)	$251.8	$552.5
Issuance of common stock from vested restricted stock	15,246	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	12,740	—	—	—	0.2	—	—	0.2
Purchase of treasury stock	—	—	5,951	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	0.5	—	0.5
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.6	—	0.6
Amortization of stock-based compensation expense for restricted stock units and employee stock purchase plan	—	—	—	—	13.9	—	—	13.9
Net income	—	—	—	—	—	—	30.6	30.6
Balance at June 30, 2011	26,450,871	$0.3	629,478	$(23.1)	$346.5	$(8.1)	$282.4	$598.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows provided by operating activities:
Net income	$30.6	$29.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37.5	30.7
Loss on sale or disposition of property and equipment, net	0.1	—
Provision for equipment impairment	0.1	0.2
Provision for bad debts	0.3	0.3
Non-cash stock-based compensation expense	13.9	4.2
Change in deferred tax assets	20.3	20.5
Changes in operating working capital:
Accounts receivable	(2.3)	(0.1)
Prepaid costs and other current assets	2.6	(5.2)
Other assets	1.6	(2.4)
Accounts payable	3.0	(4.5)
Accrued expenses	2.4	(0.3)
Deferred revenue	(6.9)	(6.1)
Other long-term liabilities	0.6	0.5
Net cash provided by operating activities	103.8	67.7
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.1	0.2
Purchases of property and equipment	(68.4)	(57.5)
Net cash used in investing activities	(68.3)	(57.3)
Cash flows used in financing activities:
Proceeds from borrowing under $250 Million Secured Revolving Credit Facility, net of debt acquisition costs	50.0	—
Proceeds from exercise of options to purchase shares of common stock	0.2	0.4
Proceeds from exercise of warrants	—	1.4
Change in restricted cash and cash equivalents	(1.0)	—
Principal payment - note payable	(49.7)	(3.7)
Principal payment - capital lease obligation	(0.2)	—
Purchase of treasury stock	(0.3)	(0.3)
Net cash used in financing activities	(1.0)	(2.2)
Effect of exchange rates on cash	0.3	(0.5)
Net increase in cash and cash equivalents	34.8	7.7
Cash and cash equivalents, beginning of period	61.6	165.3
Cash and cash equivalents, end of period	$96.4	$173.0

Supplemental cash flow information:
Cash paid for interest	$1.1	$1.5
Cash paid for income taxes	$1.3	$0.3

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$—	$3.9
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$—	$3.9

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $1.0 and $0.6 in the three months ended June 30, 2011 and 2010, respectively, and $3.1 and $1.6 in the six months ended June 30, 2011 and 2010, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for each of the three and six months ended June 30, 2011 and 2010.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

Accounts receivable are customer obligations for services sold to such customers under normal trade terms.  The Company’s customers are primarily communications carriers, and corporate enterprise and government customers, located primarily in the U.S. and the United Kingdom (“U.K.”).  The Company performs periodic credit evaluations of its customers’ financial condition.  The Company provides allowances for doubtful accounts and sales credits.  Provisions for doubtful accounts are recorded in selling, general and administrative expenses, while allowances for sales credits are recorded as reductions of revenue.  The adequacy of the reserves is evaluated utilizing several factors including length of time a receivable is past due, changes in the customer’s creditworthiness, customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Property and Equipment

Property and equipment owned at September 8, 2003, the effective date (the “Effective Date”) of the amended bankruptcy plan of reorganization of Metromedia Fiber Network, Inc. and substantially all of its domestic subsidiaries (the “Plan of Reorganization”), are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At June 30, 2011 and December 31, 2010, the Company had $53.1 and $54.0, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.7 and $2.8 for the three months ended June 30, 2011 and 2010, respectively, and was $5.2 and $5.8 in the six months ended June 30, 2011 and 2010, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable.  The Company capitalized relocation costs amounting to $0.4 and $0.2 for the three months ended June 30, 2011 and 2010, respectively, and $0.9 and $0.4 for the six months ended June 30, 2011 and 2010, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.06 and $0.15 ($0.03 and $0.07 on a net book value basis) for the three and six months ended June 30, 2011, respectively, and, which on an original cost basis, totaled $0.03 and $0.05 ($0.03 and $0.04 on a net book value basis) for the three and six months ended June 30, 2010, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in the Company’s results of operations.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three and six months ended June 30, 2011 and 2010.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, Company strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30 of each year.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment of $0.5 for the year ended December 31, 2010.  Additionally, at December 31, 2010, the Company recorded a $1.5 provision for impairment with respect to a discreet group of assets because of certain operational issues.  The Company provided allowances for impairment of $0.1 and $0.2 in the six months ended June 30, 2011 and 2010, respectively, which were recorded in the three months ended June 30, 2011 and 2010, respectively.

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

Asset retirement obligations are generally recorded as “Other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 at both June 30, 2011 and December 31, 2010, of which $4.3 was included in “Accrued expenses,” and $3.6 was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 for each of the three months ended June 30, 2011 and 2010 and $0.14 for each of the six months ended June 30, 2011 and 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses and tax credit carryforwards, and tax contingencies.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $7.3 and $183.0 during the years ended December 31, 2010 and 2009, respectively.  See Note 5, “Income Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments were made to the consolidated financial statements for each of the three and six months ended June 30, 2011 and 2010.

The Company’s reorganization resulted in a significantly modified capital structure as a result of applying fresh start accounting in accordance with FASB ASC 852-10 on the Effective Date.  Fresh start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods.  Prior to 2009, fresh start accounting required the reversal of these allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital.  Beginning in 2009, in accordance with SFAS141(R), “Business Combinations (Revised),” (now known as FASB ASC 805), future utilization of such benefit will reduce income tax expense.  This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes has been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to domestic income taxes, offset (all or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards could be available to reduce some portion of the domestic liability.

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during each of the three and six months ended June 30, 2011 and 2010.

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

There were no options to purchase shares of common stock granted during each of the three and six months ended June 30, 2011 and 2010.

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

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share, which expired September 8, 2008 (the “Five Year Warrants”) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share, which expired September 8, 2010 (the “Seven Year Warrants”).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received.  Seven Year Warrants to purchase shares of common stock exercised totaled 18,208 and 437,634 during the three and six months ended June 30, 2010.

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

At September 8, 2008, the expiration date of the Five Year Warrants, the required conditions were met for the Net Exercise and accordingly, Five Year Warrants to purchase 317,748 shares of common stock were deemed exercised at expiration, of which 212,912 shares were issued to the warrant holders, 104,836 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Five Year Warrants to purchase 318,526 shares of common stock were deemed exercised on a net exercise basis, of which 213,432 shares were issued to warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Five Year Warrants to purchase 50 shares of common stock were cancelled in accordance with instructions from warrant holders.  The exercises of the Five Year Warrants by holders generated cash of $11.0.

At September 8, 2010, the expiration date of the Seven Year Warrants, the required conditions were met for the Net Exercise and accordingly, Seven Year Warrants to purchase 13,626 shares of common stock were deemed exercised at expiration, of which 10,409 shares were issued to warrant holders and 3,217 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Seven Year Warrants to purchase 443,504 shares of common stock were deemed exercised on a net exercise basis, of which 353,598 shares were issued to the warrant holders, 89,906 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Seven Year Warrants to purchase 26 shares of common stock were determined to be undeliverable and were cancelled.  The exercises of the Seven Year Warrants by holders generated cash of $14.7.

Derivative Financial Instruments

The Company has utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 (original principal) term loan under the Secured Credit Facility and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) term loan provided by SunTrust Bank.  (See Note 4, “Note Payable.”)  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives have been recorded each period in other comprehensive income (loss).  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss are reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, would be recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in other comprehensive income (loss).

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

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	June 30, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of June 30, 2011 and December 31, 2010.

Notional Amount			Weighted Average Rate
June 30, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 2011	3.65%	0.72%

—	9.5	November 2011	2.635%	0.40%

$—	$28.4

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

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility (as such terms are defined in Note 4, “Note Payable,” below).  The cost of $0.5 to settle the swap agreements was included in “Other income (expense), net” in the Company’s consolidated statement of operations for the six months ended June 30, 2011.

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

The Company’s investment in overnight money market institutional funds, which amounted to $82.7 and $48.2 at June 30, 2011 and December 31, 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company was party to two interest rate swaps, which were utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.6 (which was included in “Accrued expenses”) in the Company’s consolidated balance sheet at December 31, 2010.  The Company used third parties to value each of the interest rate swap agreements at December 31, 2010, as well as its own market analysis to determine fair value.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements was included in “Other income (expense), net” in the Company’s consolidated statement of operations for the six months ended June 30, 2011.

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

The Company contributed $0.4 for each of the three months ended June 30, 2011 and 2010 and contributed $1.1 and $0.9 for the six months ended June 30, 2011 and 2010, respectively, net of forfeitures for its obligations under these plans.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 3:  CHANGE IN ESTIMATE

Effective January 1, 2008, the Company changed the estimated useful lives for its spare parts (which are classified as inventory) from five years to the respective asset class lives of such parts, which range from seven to 20 years.  The effect of this change was not material.  Effective October 1, 2009, the Company changed the estimated useful lives for certain HVAC and power equipment from 20 years to 12 to 15 years and certain components of infrastructure (risers) from 20 years to five years.  Effective January 1, 2010, the Company changed the estimated useful lives for its IP equipment from seven years to five years.  Additionally, the Company changed the estimated useful lives for certain capitalized labor from 20 years to seven years.  The effect of these changes on the Company’s future operating results will not be material.

NOTE 4:  NOTE PAYABLE

$250 Million Secured Revolving Credit Facility

On January 28, 2011, the Company closed a five year $250 secured revolving credit facility (the “$250 Million Secured Revolving Credit Facility”) with the lender parties thereto (the “Lenders”) and SunTrust Bank, as Administrative Agent (the “Administrative Agent”).  The Lenders received a first priority security interest in and lien on substantially all of the Company’s domestic assets and 65% of the ownership interest in the Company’s principal foreign subsidiaries.  Loans under the $250 Million Secured Revolving Credit Facility bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at the Company’s option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%.  The Company is also required to pay an unused commitment fee ranging from 0.375% to 0.50% per annum based on the daily average undrawn portion of the $250 Million Secured Revolving Credit Facility.  The applicable margin and the unused commitment fee will be determined based on the Company’s Leverage Ratio based on Consolidated Total Debt to Consolidated EBITDA (each as defined in the $250 Million Secured Revolving Credit Facility).

The $250 Million Secured Revolving Credit Facility includes an uncommitted accordion feature that permits the Company to increase the aggregate principal amount by up to $125.0 through one or more term loans or additional revolving credit, subject to the agreement by one or more Lenders to provide the additional principal amount.

The Company borrowed $55.0 at closing, of which $5.0 was used to pay bank fees and legal expenses, $49.9 was used to repay the Secured Credit Facility (as defined below) and $0.1 was used for general corporate purposes.  The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%).  The Company converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%).  At June 30, 2011, the $250 Million Secured Revolving Credit Facility carried an interest rate of 2.45% (0.20% Adjusted LIBO Rate plus applicable margin of 2.25%).

The Company has the right to prepay any outstanding loan prior to maturity without premium or penalty.

The Company is required to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants require the Company to provide notices of material events and information regarding collateral, restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, make investments, sell assets, make restricted payments (including the ability to pay dividends) and engage in affiliate transactions, and require the Company to maintain a Leverage Ratio not greater than 2.5 to 1.0 and an Interest Coverage Ratio (as defined in the $250 Million Secured Revolving Credit Facility) of not less than 3.0 to 1.0.  At June 30, 2011, based upon the Company’s leverage ratio, as defined, its cash balance and its availability under the facility, $229.4 of retained earnings is unrestricted for dividend purposes and the balance is restricted.

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

In connection with the January 2011 closing of the $250 Million Secured Revolving Credit Facility, the Company also settled the two interest rate swaps at a total cost of $0.5, which is included in “Other expense, net” in the Company’s consolidated statement of operations for the six months ended June 30, 2011.  The Company also wrote-off $1.1 in unamortized debt acquisition costs associated with the Secured Credit Facility, which is also included in “Other income (expense), net” in the Company’s consolidated statement of operations for the six months ended June 30, 2011.

As of June 30, 2011, $195.0 was available for borrowings under the $250 Million Secured Revolving Credit Facility.

The Company was in compliance with all of its debt covenants as of June 30, 2011.

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”), which was comprised of $24.0 advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”).  The Secured Credit Facility was secured by substantially all of the Company’s domestic assets.  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each had a term of five years from February 29, 2008.  The Company paid an upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  The Company was also liable for an unused commitment fee of 0.75% per annum.  Interest accrued at LIBOR (30, 60, 90 or 180 day rates) or at the announced base rate of the administrative agent at the Company’s option, plus the applicable margins, as defined.  The Company chose 30 day LIBOR as the interest rate, plus the applicable margin of 3% effective September 30, 2008.  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds, pursuant to the Term Loan of $24.0, less debt acquisition costs.  Under the provisions of the Term Loan, the initial advance was at the base rate of interest, plus the margin (8.25% at February 29, 2008) and converted to LIBOR, plus 3.25% per annum (6.26%) on March 5, 2008.

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

Additionally, the Company executed a $1.0 standby letter of credit in favor of the City of New York to secure the Company’s franchise agreement, which is collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended.

The Term Loan and the Delayed Draw Term Loan, plus accrued interest, totaling $49.9 were repaid on January 28, 2011 upon the closing of the $250 Million Secured Revolving Credit Facility.  The standby letter of credit in favor of the City of New York was terminated in connection with the repayment and replaced by $1.0 standby letter of credit (secured by a $1.0 restricted cash balance) with a term scheduled to expire January 2012, subject to annual renewals at the Company’s option to January 2016.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for income taxes for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Federal	$9.1	$9.1	$16.7	$17.1
State	1.6	1.4	3.0	2.7
Foreign	0.4	0.6	1.1	0.9
Total provision for income taxes	$11.1	$11.1	$20.8	$20.7

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

For each of the three months ended June 30, 2011 and 2010, the consolidated effective income tax rate was approximately 40.6%.  For the six months ended June 30, 2011 and 2010, the effective income tax rates were 40.5% and 40.9%, respectively.  The effective tax rate in the U.K. for the six months ended June 30, 2011, based upon consolidated pre-tax income in the U.K., is approximately 34.8%.  AboveNet Communications UK Limited (“ACUK”) receives no benefit from the operating loss generated by AboveNet Communications Europe Limited (“ACE”), which files its U.K. income tax return on a stand alone basis.  ACE is a foreign disregarded entity whose operating results are consolidated with the U.S. for federal income tax reporting purposes.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

NOTE 6:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,818,689 and 25,145,224 for the three months ended June 30, 2011 and 2010, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,837,305 and 26,194,883 for the three months ended June 30, 2011 and 2010, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For each of the three months ended June 30, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.  For the six months ended June 30, 2011 and 2010, total weighted average shares utilized in computing basic net income per common share were 25,811,337 and 25,045,423, respectively.  For the six months ended June 30, 2011 and 2010, total weighted average shares utilized in computing diluted net income per common share were 26,805,236 and 26,205,457, respectively.  For each of the six months ended June 30, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.

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

Stock-based compensation expense for each period presented relates to share-based awards granted under the Company’s 2008 Plan described above and the Company’s 2003 Plan, and reflect awards outstanding during such period, including awards granted both prior to and during such period.  The 2003 Plan became effective on September 8, 2003.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who were selected to participate.  Under the 2003 Plan, as of June 30, 2011, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 838,856 shares had been issued pursuant to options exercised to purchase common shares, 87,446 common shares were reserved pursuant to outstanding vested options to purchase shares of common stock and 34,178 common shares were cancelled.  No shares are available for future grants under the 2003 Plan

Under the 2008 Plan, the Company was authorized to issue share-based awards of up to 1,500,000 common shares in accordance with its terms.  As of June 30, 2011, 501,256 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 3,288 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 9,281 common shares were issued pursuant to the Option Dividend (as defined in Note 8, Shareholders’ Equity,” below) on December 20, 2010, 944,744 were reserved pursuant to outstanding restricted stock units, 6,712 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 34,719 common shares were reserved for future grants.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

2011 Equity Incentive Plan

On May 11, 2011, the Board of Directors of the Company adopted the AboveNet, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which provides for the availability of a maximum of 1,600,000 shares of the Company’s common stock to be awarded to the Company’s employees (including officers), directors and consultants in the form of restricted stock unit awards, restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, performance-based awards and other stock- or cash-based awards.  The 2011 Plan was approved by the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on June 23, 2011.  The 2011 Plan will be administered by the Compensation Committee, which will, in its sole discretion, determine which individuals may participate in the 2011 Plan and the type, extent and terms of the awards to be granted.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.

Stock Options

There were no options to purchase shares of common stock granted during each of the three and six months ended June 30, 2011 and 2010.  There was no non-cash stock-based compensation expense recognized with respect to options to purchase shares of common stock during each of the three and six months ended June 30, 2011 and 2010.

Restricted Stock Units

         The company did not award any restricted stock units during the three months ended June 30, 2011 and 2010.

On January 25, 2011, the Company granted an aggregate 213,100 restricted stock units; of which 190,000 were granted to the Company’s named executive officers as follows (including the 15,000 restricted stock units granted to Mr. Datta in connection with his appointment as Chief Operating Officer):

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

On December 2, 2010, pursuant to the 2008 Plan, the Company awarded 5,900 restricted stock units to certain employees.  The fair value of the grant was $56.57 per share, the closing of the Company’s stock on that day.  Such restricted stock units are scheduled to vest on November 16, 2011.

The Company recognized non-cash stock-based compensation expense related to restricted stock units of $6.8 and $2.1 for the three months ended June 30, 2011 and 2010, respectively, which had the effect of decreasing net income by $0.16 per basic common share and by $0.15 per diluted common share for the three months ended June 30, 2011 and by $0.05 per basic and diluted common share for the three months ended June 30, 2010.  The Company recognized non-cash stock-based compensation expense related to restricted stock units of $13.8 and $4.2 for the six months ended June 30, 2011 and 2010, respectively, which had the effect of decreasing net income by $0.32 per basic common share and by $0.31 per diluted common share for the six months ended June 30, 2011 and by $0.10 per basic and diluted common share for the six months ended June 30, 2010.

Additionally, during the six months ended June 30, 2011, the Company delivered 15,246 shares of common stock to its Chief Executive Officer, William LaPerch, pursuant to the 14,000 vested performance-based restricted stock units granted to him in September 2008 and 1,246 restricted stock units granted pursuant to the RSU Dividend.  In accordance with the terms of Mr. LaPerch’s stock unit agreement, the Company purchased an aggregate of 5,951 shares of common stock from Mr. LaPerch at $60.24 per share, the closing price of the Company’s common stock on the date of delivery, in order to satisfy minimum tax withholding obligations.

NOTE 8:  SHAREHOLDERS’ EQUITY

Dividends

In November 2010, we obtained waivers from our lenders (Societe Generale, SunTrust Bank and CIT Lending Services Corporation) to permit a $5.00 per share dividend.  On November 23, 2010, we announced that our Board of Directors declared a special one-time cash dividend of $5.00 per share on our common stock (the “Special Cash Dividend”).  The Special Cash Dividend was paid on December 27, 2010 to the stockholders of record at the close of business on December 6, 2010.  The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129.0.  On December 20, 2010, the Company’s Board of Directors granted restricted stock units (the “RSU Dividend”) to holders of unvested restricted stock units on the record date of the Special Cash Dividend in order to provide these holders with an amount that approximated the value of the Special Cash Dividend.  In total, the Company granted 40,508 restricted stock units pursuant to the RSU Dividend, of which up to 1,246 restricted stock units vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, 28,656 restricted stock units are scheduled to vest on November 15, 2011, 9,360 are scheduled to vest on November 16, 2011 and up to 1,246 restricted stock units are scheduled to vest on or before March 15, 2012 based upon the achievement of certain performance targets established for fiscal year 2011.

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

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 of fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period (and no more than 100 shares of common stock in the offering period for 2010).  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of January 16, 2011, the commencement of the current offering period, a total of approximately 680 of the Company’s employees’ were eligible to participate in the Stock Purchase Plan.

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

2011 Offering Period

126 employees are participating in the January 16, 2011 to November 16, 2011 offering period.  Payroll withholdings to make purchases are expected to be $0.8 over the 2011 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  The Company recognized non-cash stock-based compensation expense with respect to the Stock Purchase Plan of $0.04 and $0.07 for the three and six months ended June 30, 2011, respectively.

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

Global Voice Networks Limited (“GVN”)

 ACUK, the Company’s U.K. operating subsidiary, was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, the Company paid $10.9 in connection with this litigation.  During 2010, the Company recorded an additional provision of $0.9 to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British Pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates as appropriate.  The Company has a remaining accrual balance of $0.7 relating to this litigation included in the Company’s consolidated balance sheets at both June 30, 2011 and December 31, 2010.

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended June 30, 2011 and 2010 and $0.2 for each of the six months ended June 30, 2011 and 2010.  No amounts were outstanding at each of June 30, 2011 and December 31, 2010.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.002 in 2010, $0.03 in 2009 and $0.13 in 2008 from such construction firm.  All activities between the Company and these entities were conducted as independent arm’s length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

Below is the Company’s revenue based on the location of the entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
United States	$107.4	$92.1	$211.5	$180.5
United Kingdom	12.4	9.9	24.3	20.0
Other	0.1	—	0.1	—
Eliminations	(1.6)	(1.3)	(3.2)	(2.6)
Consolidated Worldwide	$118.3	$100.7	$232.7	$197.9

	As of
	June 30, 2011	December 31, 2010
Long-lived assets
United States	$531.6	$502.9
United Kingdom	46.0	37.9
Consolidated Worldwide	$577.6	$540.8

NOTE 12:  OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Settlement of interest rate swap agreements and write-off of unamortized debt acquisition costs associated with the repayment of the Secured Credit Facility	$—	$—	$(1.6)	$—
(Loss) gain on foreign currency	—	(0.1)	0.8	(1.2)
Gain on recovery of property taxes previously paid	0.3	—	0.3	—
Loss on disposition of property and equipment	(0.1)	(0.1)	(0.1)	—
Gain on settlement or reversal of liabilities	—	—	—	0.4
Gain on settlement of insurance claim	—	0.2	—	0.2
Other	0.1	0.2	0.2	0.2
Total	$0.3	$0.2	$(0.4)	$(0.4)

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

On April 27, 2011, the Company and John Jacquay, the Company’s Senior Vice President for Sales and Marketing, agreed that Mr. Jacquay would resign from his position as Senior Vice President of Sales and Marketing as of July 15, 2011.  Mr. Jacquay will continue to be employed by the Company and will provide services on other projects through December 31, 2011, which is the expiration date of his current employment agreement with the Company (the “Contract Expiration Date”), at which time he will separate from the Company .  In connection with his separation from the Company on the Contract Expiration Date, Mr. Jacquay will forfeit any unvested stock units held by him as of that date.  The Company and Mr. Jacquay have also agreed that his bonus target amount for 2011 will be $0.3.  In the event that the Company achieves the adjusted EBITDA target of $198.2 in 2011, Mr. Jacquay would be paid his bonus target amount on or before March 15, 2012.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in millions, except share and per share information)

Environmental Protection Agency Obligations

The Company recently became aware of certain reports that the Environmental Protection Agency (the “EPA”) requires the Company to file.  The reports relate to the storage of sulfuric acid, fuel and lead by the Company.  The rules governing the EPA reporting provide for penalties for failure to timely file these reports.  The rules include provisions that allow companies to voluntarily disclose the failure to file and potentially mitigate penalties otherwise due.  The Company believes that under these provisions, it can mitigate substantially all of the penalties.  The Company has made its initial filing and intends to file its status report in early September 2011.  Accordingly, the consolidated financial statements included herein do not include an accrual for such penalties as of and for the period ended June 30, 2011.

Lease Amendment

On June 24, 2011, the Company, as lessee, entered into the Fourth Amendment to Lease originally dated April 23, 1999 (the “Lease Amendment”) with respect to the facilities leased by the Company for one of its main POP locations. Under the terms of the Lease Amendment, the expiration date of the lease for a portion of the space was extended from September 30, 2014 to September 30, 2029. Simultaneously, the Company entered into an amendment to a coterminous sublease (the “Sublease”) for a portion of the space extending its term out to September 29, 2029. Under the terms of the Lease Amendment, the Company is obligated for rents aggregating $29.4 commencing October 1, 2014. The sublease provides for sublease rents aggregating $12.0 over the same period. The effect of the Lease Amendment and the sublease renewal is to increase net rent expense from $0.4 per annum to $1.0 per annum, beginning June 2011. Additionally, pursuant to the Lease Amendment, the Company agreed to surrender a portion of the space originally leased through September 30, 2014 in exchange for a release of any remaining financial obligations with respect to such space. The Company expects to vacate this space on or about October 1, 2011. The annual rent associated with this other space is $0.6. The Company anticipates recording a gain of $0.2 upon the abandonment of the space. On June 30, 2011, the Company entered into a ten year lease for replacement space, which provides for rent of $0.6 per annum for the first five years and $0.7 per annum for the second five years of the term. During the term of this lease, the landlord will provide a four month rent holiday and a $0.6 improvement allowance.

NOTE 14: SUBSEQUENT EVENT

On July 11, 2011, the Company terminated the employment of Douglas Jendras, its former Senior Vice President of Operations.  On August 3, 2011, Mr. Jendras filed a complaint in the United States District Court for the Southern District of New York alleging breach of his employment contract and seeking damages of $0.4 for salary and benefits and approximately $4.6 and specific performance with respect to 66,738 restricted stock units that were cancelled in connection with the termination of Mr. Jendras’ employment, plus recovery of legal fees and costs, and punitive damages.  The Company believes it has meritorious defenses that it intends to pursue vigorously.

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

We are a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through our fiber-optic networks in metro markets, our long haul network connecting those markets and our IP network.  Our metro market networks have significant reach and breadth and span over 2.1 million fiber miles across over 8,500 cable route miles.  Our long haul fiber-optic communications network spans over 13,000 cable route miles and interconnects each of our U.S. metro networks and each of our European markets.  We operate DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network.  We use undersea capacity on the Japan-US Cable Network (“JUS”) to provide connectivity between the U.S. and Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe.

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

We operate metro networks in each of these markets, except Miami.  Including fiber we own, fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.1 million fiber miles and over 8,500 cable route miles.  Our network footprint typically allows us to serve data centers, enterprise locations, network POPs, central offices, carrier hotels and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market.  Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 6,400 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations.  In Miami, we provide services over our long haul and IP networks.  In Paris, Amsterdam and Frankfurt, we provide services over a shared network operating on leased fiber as well as over our long haul and IP networks.

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

On-Net Buildings

Our metro networks connect to over 2,800 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,300 route miles and over 140,000 fiber miles (which are part of the 2.1 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•
Enterprise Buildings - Our network extends to over 2,200 enterprise locations, many of which house some of the biggest corporate users of network services in the world.  These locations also include many private data centers and hub locations that are mission-critical for our customers.

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

Long Haul Network

We operate a nationwide long haul network interconnecting each of our markets that spans over 13,000 route miles.  With the exception of the route between New York and Washington, D.C., which we constructed and own, the overland portion of our long haul network is based on fiber either leased or acquired, typically under long-term agreements.  We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra-long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets.  We are currently in the process of updating most of the network to at least 40 Gbps capacity from 10 Gbps capacity.  We connect the U.S. and European portions of our long haul network with undersea capacity, including capacity on the TAT-14 cable.  We also connect our U.S. markets to Tokyo on the JUS cable.

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

  Network Management

Our global network management center (“NMC”) is located in Herndon, Virginia and provides round-the-clock network surveillance, provisioning and customer service.  Our metro networks, long haul network, IP network and the private networks we set up for our customers, which link together two or more of their locations, are constantly monitored in order to respond to any degrading network conditions or network outages.  The NMC’s staff serves as the focal point for managing our service level agreements, or SLAs, with our customers and coordinating network maintenance activities.  Our NMC also serves as our focal point for provisioning new services on our optical network.  We work closely with our customers to ensure that all services are turned up in a timely and error free manner.

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

Our long haul services provide inter-city connectivity between our metro markets on our ultra-long haul network at a variety of speeds ranging from 1 Gbps to 10 Gbps.  Our service offerings require a minimum of regeneration sites, which improves our ability to be competitive from both a price and speed of installation perspective while reducing the number of equipment interfaces required to deliver our service.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling, general and administrative expenses and depreciation and amortization.  Below is a description of these components.  We are reporting operating income for the three and six months ended June 30, 2011 and 2010, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels.  We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses.  All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources.  Our worldwide headcount was 708 as of June 30, 2011, 616 of which were employed in the U.S., 87 in the U.K., two in the Netherlands and one each in Germany, France and Japan.

2011 Highlights

Our consolidated revenue increased by $34.8 million, or 17.6%, from $197.9 million for the six months ended June 30, 2010 to $232.7 million for the six months ended June 30, 2011, which included an $8.6 million increase in our domestic metro services.  Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $7.2 million and $9.3 million, respectively, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Consolidated other revenue (which includes contract termination revenue of $3.1 million) was $9.8 million for the six months ended June 30, 2011, compared to $3.9 million for the six months ended June 30, 2010.  Revenue from our foreign operations, primarily in the U.K., increased by $3.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

For the six months ended June 30, 2011, we generated operating income of $54.1 million and net income of $30.6 million, compared to operating income of $53.4 million and net income of $29.9 million for the six months ended June 30, 2010.  At June 30, 2011, we had $96.4 million of unrestricted cash, compared to $61.6 million of unrestricted cash at December 31, 2010, an increase in liquidity of $34.8 million.  The increase in unrestricted cash at June 30, 2011 was primarily attributable to cash provided by operating activities of $103.8 million, partially offset by the use of cash to purchase property and equipment of $68.4 million and the change in restricted cash and cash equivalents of $1.0 million.  See below in this Item 2 under “Liquidity and Capital Resources” for further discussion.

For the six months ended June 30, 2011, our cash flow generated by operating activities increased compared to the six months ended June 30, 2010 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through June 30, 2012.

2011 Outlook

We believe that based upon our contracted projects awaiting delivery to customers and our sales pipeline, we will continue to add to our revenue base in 2011.  We have access to financing through our $250 Million Secured Revolving Credit Facility, if needed.  Sales orders for the year ended December 31, 2010 were higher than sales orders for the year ended December 31, 2009.  For the three months ended June 30, 2011, net revenue attrition, as previously defined, increased to 1.2%, compared to 1.0% for the three months ended March 31, 2011 and 0.9% for the three months ended June 30, 2010.  We cannot predict our net revenue attrition for the balance of 2011.  While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis.  To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, our revenue growth and cash flow may be negatively affected.

In early 2010, we announced a number of growth initiatives, which included expansion of services to several new markets in the U.S. and Europe.  These included connecting Miami to our long haul network, opening the Denver metro market and providing certain services over leased fiber in Paris, Amsterdam and Frankfurt.  We commenced delivery of services in these markets in the first quarter of 2011.

In 2010, we also increased our investments in customer capital (capital spent to fulfill customer service orders) for laterals to customer locations (including both enterprise locations and data centers) and backbone network infrastructure investments in our existing markets in order to extend the reach of our networks and improve services to existing and prospective customers and increase revenue opportunities.  For 2011, we have, and will continue to make these investments in customer capital and infrastructure to increase the reach of our networks.

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

Fresh Start Accounting

Our emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses, effective as of September 8, 2003.  Although the effective date of the amended bankruptcy plan of reorganization of Metromedia Fiber Network, Inc. (“MFN”) and substantially all of its domestic subsidiaries (the “Plan of Reorganization”) was September 8, 2003 (the “Effective Date”), we accounted for the consummation of the Plan of Reorganization as if it occurred on August 31, 2003 and implemented fresh start accounting as of that date.  There were no significant transactions during the period from August 31, 2003 to September 8, 2003.  Fresh start accounting requires us to allocate the reorganization value of our assets and liabilities based upon their estimated fair values, in accordance with FASB ASC 852-10.  We developed a set of financial projections, which were utilized by an expert to assist us in estimating the fair value of our assets and liabilities.  The expert utilized various valuation methodologies, including (1) a comparison of the Company and our projected performance to that of comparable companies; (2) a review and analysis of several recent transactions of companies in similar industries to ours; and (3) a calculation of the enterprise value based upon the future cash flows of our projections.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $1.0 million and $0.6 million in the three months ended June 30, 2011 and 2010, respectively, and $3.1 million and $1.6 million in the six months ended June 30, 2011 and 2010, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At June 30, 2011 and December 31, 2010, we had $53.1 million and $54.0 million, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.7 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and was $5.2 million and $5.8 million in the six months ended June 30, 2011 and 2010, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable.  We capitalized relocation costs amounting to $0.4 million and $0.2 million in the three months ended June 30, 2011 and 2010, respectively, and $0.9 million and $0.4 million in the six months ended June 30, 2011 and 2010, respectively.  We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.06 million and $0.15 million ($0.03 million and $0.07 million on a net book value basis) for the three and six months ended June 30, 2011, respectively, and, which on an original cost basis, totaled $0.03 million and $0.05 million ($0.03 million and $0.04 million on a net book value basis) for the three and six months ended June 30, 2010, respectively.  To the extent that relocation requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three and six months ended June 30, 2011 and 2010.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30 of each year.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment of $0.5 million for the year ended December 31, 2010.  Additionally, at December 31, 2010, we recorded a $1.5 million provision for impairment with respect to a discreet group of assets because of certain operational issues.  We provided allowances for impairment of $0.1 million and $0.2 million in the six months ended June 30, 2011 and 2010, respectively, which were recorded in the three months ended June 30, 2011 and 2010, respectively.

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

Asset retirement obligations are generally recorded as “Other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $7.9 million at both June 30, 2011 and December 31, 2010, of which $4.3 million was included in “Accrued expenses,” and $3.6 million was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.07 million for each of the three months ended June 30, 2011 and 2010 and $0.14 million for each of the six months ended June 30, 2011 and 2010.

Derivative Financial Instruments

We have utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk. We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 million (original principal) term loan under the Secured Credit Facility and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) term loan provided by SunTrust Bank. See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815). FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. By policy, we have not historically entered into derivatives for trading purposes or for speculation. Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective. Accordingly, changes in the fair value of derivatives have been recorded each period in other comprehensive income (loss). Changes in the fair value of the derivatives reported in accumulated other comprehensive loss are reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges, if any, would be recognized in current period earnings. The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 million for the interest rate swaps. The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in other comprehensive income (loss).

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

Derivatives recorded at fair value in our consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of the following:
	Derivative Liabilities
Derivatives designated as hedging instruments	June 30, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)
The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of June 30, 2011 and December 31, 2010.

Notional Amount (In millions)			Weighted Average Rate
June 30, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 2011	3.65%	0.72%

—	9.5	November 2011	2.635%	0.40%

$—	$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility (as such terms are defined in Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).  The cost of $0.5 million to settle the swap agreements was included in “Other income (expense), net” in our consolidated statement of operations for the six months ended June 30, 2011.

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

Our investment in overnight money market institutional funds, which amounted to $82.7 million and $48.2 million at June 30, 2011 and December 31, 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We were party to two interest rate swaps, which were utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.6 million (which was included in “Accrued expenses”) in our consolidated balance sheet at December 31, 2010.  We used third parties to value each of the interest rate swap agreements at December 31, 2010, as well as our own market analysis to determine fair value.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 million to settle the swap agreements was included in “Other income (expense), net” in our consolidated statement of operations for the six months ended June 30, 2011.

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

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law.  We have evaluated our tax positions for items of uncertainty in accordance with FASB ASC 740-10 and have determined that our tax positions are highly certain within the meaning of FASB ASC 740-10.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments were made to the consolidated financial statements for each of the three and six months ended June 30, 2011 and 2010.

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

There were no options to purchase shares of common stock granted during each of the three and six months ended June 30, 2011 and 2010.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Consolidated Results (dollars in millions for the table set forth below):

	Six Months Ended June 30,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue	$232.7	$197.9	$34.8	17.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	80.9	67.2	13.7	20.4%
Selling, general and administrative expenses	60.2	46.6	13.6	29.2%
Depreciation and amortization	37.5	30.7	6.8	22.1%
Operating income	54.1	53.4	0.7	1.3%
Other income (expense):
Interest expense	(2.3)	(2.4)	(0.1)	(4.2)%
Other expense, net	(0.4)	(0.4)	—	—
Income before income taxes	51.4	50.6	0.8	1.6%
Provision for income taxes	20.8	20.7	0.1	0.5%
Net income	$30.6	$29.9	$0.7	2.3%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income. Our net income for the six months ended June 30, 2011 was $30.6 million, compared to $29.9 million for the six months ended June 30, 2010, an increase of $0.7 million. The primary reasons for the increase in net income were the increase in revenue of $34.8 million, partially offset by increases in costs of revenue of $13.7 million, selling, general and administrative expenses of $13.6 million and depreciation and amortization of $6.8 million. These changes are discussed more fully below.

Revenue. Consolidated revenue was $232.7 million for the six months ended June 30, 2011, compared to $197.9 million for the six months ended June 30, 2010, an increase of $34.8 million, or 17.6%. Revenue from our U.S. operations increased by $31.0 million, or 17.2%, from $180.0 million for the six months ended June 30, 2010 to $211.0 million for the six months ended June 30, 2011. The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services. This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases. U.S. revenue from metro services increased by $8.6 million, or 15.7%, from $54.9 million for the six months ended June 30, 2010 to $63.5 million for the six months ended June 30, 2011, U.S. revenue from fiber infrastructure services increased by $7.2 million, or 8.7%, from $83.2 million for the six months ended June 30, 2010 to $90.4 million for the six months ended June 30, 2011 and U.S. revenue from WAN services increased by $9.3 million, or 24.5%, from $38.0 million for the six months ended June 30, 2010 to $47.3 million for the six months ended June 30, 2011. Other revenue increased by $5.9 million from $3.9 million for the six months ended June 30, 2010 to $9.8 million for the six months ended June 30, 2011, due to increases of $4.3 million in equipment sales and $1.6 million in domestic contract termination revenue. Revenue from our foreign operations, primarily in the U.K., increased by $3.8 million, or 21.2%, from $17.9 million for the six months ended June 30, 2010 to $21.7 million for the six months ended June 30, 2011. The primary reasons for this increase were due to an increase in provisioning of services in the U.K. and a 5.9% increase in the translation rate due to the strengthening of the British pound compared to the U.S. dollar during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Costs of revenue. Consolidated costs of revenue for the six months ended June 30, 2011 was $80.9 million, compared to $67.2 million for the six months ended June 30, 2010, an increase of $13.7 million, or 20.4%. Consolidated costs of revenue as a percentage of revenue was 34.8% for the six months ended June 30, 2011, compared to 34.0% for the six months ended June 30, 2010, resulting in consolidated gross profit margin of 65.2% and 66.0% for the six months ended June 30, 2011 and 2010, respectively. The costs of revenue for our U.S. operations was $73.6 million and $61.0 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $12.6 million, or 20.7%. The increase in domestic costs of revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was attributable principally to (i) an increase of $3.7 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue); (ii) an increase of $3.2 million in payroll-related expenses due to headcount added since the six months ended June 30, 2010; (iii) an increase of $2.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (iv) an increase of $1.6 million for expenses associated with third party network costs; (v) an increase of $1.2 million for right-of-way expenses (the 2010 amount includes a $0.4 million benefit for the reversal of an amount previously accrued as the result of negotiations with the relevant jurisdiction); and (vi) an increase of $0.9 million for repairs and maintenance charges for our cable and transmission equipment. Additionally, the six month periods ended June 30, 2011 and 2010 include provisions for equipment impairment relating to inventory of $0.1 million and $0.2 million, respectively, which were recorded in the three months ended June 30, 2011 and 2010, respectively. The costs of revenue for our foreign operations was $7.3 million for the six months ended June 30, 2011, compared to $6.2 million for the six months ended June 30, 2010, an increase of $1.1 million, or 17.7%. This increase was primarily due to increases in third party network costs, co-location expenses and leased fiber costs to support our European operations and the needs of our existing customers, payroll-related expenses needed to support our provisioning of services and repairs and maintenance charges, offset by the reversal of accruals of certain business tax rates on installed fiber never assessed. In addition, the results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 reflect a 5.9% increase in the translation rate of the British pound compared to the U.S. dollar.

Selling, General and Administrative Expenses (“SG&A”). Consolidated SG&A for the six months ended June 30, 2011 was $60.2 million, compared to $46.6 million for the six months ended June 30, 2010, an increase of $13.6 million, or 29.2%. SG&A as a percentage of revenue was 25.9% and 23.5% for the six months ended June 30, 2011 and 2010, respectively. In the U.S., SG&A was $52.8 million for the six months ended June 30, 2011, compared to $41.4 million for the six months ended June 30, 2010, an increase of $11.4 million, or 27.5%. SG&A for our U.S. operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 increased primarily due to (i) an increase of $9.2 million in domestic non-cash stock-based compensation expense from $3.7 million for the six months ended June 30, 2010 to $12.9 million for the six months ended June 30, 2011; (ii) an increase of $0.8 million in domestic payroll and payroll-related expenses from $23.7 million for the six months ended June 30, 2010 to $24.5 million for the six months ended June 30, 2011, which is attributable to an increase in sales commissions due to the year over year increase in sales; (iii) an increase of $0.6 million for property taxes; (iv) an increase of $0.5 million in commissions paid to third party sales agents attributable to the increased revenue base on which such commissions are based; and (v) an increase of $0.3 million in occupancy-related expenses. SG&A from our foreign operations was $7.4 million for the six months ended June 30, 2011, compared to $5.2 million for the six months ended June 30, 2010, an increase of $2.2 million, or 42.3%. Our foreign operations reported increases in non-cash stock-based compensation expense, payroll and payroll-related expenses, occupancy expenses, primarily related to the relocation of our London office and a 5.9% increase in the translation rate of the British pound compared to the U.S. dollar.

Depreciation and amortization. Consolidated depreciation and amortization was $37.5 million for the six months ended June 30, 2011, compared to $30.7 million for the six months ended June 30, 2010, an increase of $6.8 million, or 22.1%. Consolidated depreciation and amortization as a percentage of revenue was 16.1% for the six months ended June 30, 2011, compared to 15.5% for the six months ended June 30, 2010. The increase in consolidated depreciation and amortization was primarily attributable to additions of property and equipment for the six months ended June 30, 2011 and the full period effect of depreciation on property and equipment placed into service during 2010, partially offset by the reduction of depreciation with respect to certain assets, which became fully depreciated between the two periods.

Interest income. Interest income, substantially all of which was earned in the U.S., was immaterial for the six months ended June 30, 2011 and 2010 as a result of relatively low average balances available for investment, relatively low interest rates and the Company’s conservative investment strategy.

Interest expense. Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the $250 Million Secured Revolving Credit Facility (which commenced January 28, 2011) and the Secured Credit Facility, which was repaid January 28, 2011, availability fees on the unused portion of the relevant facility during the respective period, the amortization of debt acquisition costs (including upfront fees) related to the relevant facility outstanding during the respective period, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations. Interest expense was $2.3 million for the six months ended June 30, 2011, compared to $2.4 million for the six months ended June 30, 2010, a decrease of $0.1 million, or 4.2%.

Other income (expense), net.   Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income (expense), net was a net expense of $(0.4) million for each of the six months ended June 30, 2011 and 2010.  In the U.S., other income (expense), net was a net expense of $(1.3) million for the six months ended June 30, 2011, compared to other income, net of $0.7 million for the six months ended June 30, 2010, a change of $2.0 million.  For our foreign operations, other income (expense), net was other income, net of $0.9 million for the six months ended June 30, 2011, compared to other expense, net of $(1.1) million for the six months ended June 30, 2010, a change of $2.0 million.  For the six months ended June 30, 2011, consolidated other income (expense), net was comprised of the write-off of unamortized debt acquisition costs of $(1.1) million and the settlement of the two interest rate swaps at a total cost of $(0.5) million, both of which were associated with the Secured Credit Facility (which were recorded in connection with the Company’s closing of the $250 Million Secured Revolving Credit Facility on January 28, 2011), and a net loss on the sale or disposition of property and equipment of $(0.1) million, offset by a net gain on foreign currency of $0.8 million, a net gain arising from the recovery of property taxes previously paid of $0.3 million and other gains of $0.2 million.  For the six months ended June 30, 2010, consolidated other income (expense), net was comprised of a net loss on foreign currency of $(1.2) million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.4 million, a gain from the settlement of an insurance claim of $0.2 million and other gains of $0.2 million.

Provision for income taxes. We recorded a provision for income taxes of $20.8 million and $20.7 million for the six months ended June 30, 2011 and 2010, respectively. The provision for income taxes for each period was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in an income tax provision of $20.3 million, plus a provision for certain capital-based state taxes of $0.5 million for the six months ended June 30, 2011, and an income tax provision of $20.5 million, plus a provision for certain capital-based state taxes of $0.2 million for the six months ended June 30, 2010.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended June 30,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue	$118.3	$100.7	$17.6	17.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	40.7	34.1	6.6	19.4%
Selling, general and administrative expenses	30.4	23.0	7.4	32.2%
Depreciation and amortization	19.2	15.2	4.0	26.3%
Operating income	28.0	28.4	(0.4)	(1.4)%
Other income (expense):
Interest expense	(1.1)	(1.2)	(0.1)	(8.3)%
Other income, net	0.3	0.2	0.1	50.0%
Income before income taxes	27.2	27.4	(0.2)	(0.7)%
Provision for income taxes	11.1	11.1	—	—
Net income	$16.1	$16.3	$(0.2)	(1.2)%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income. Our net income for the three months ended June 30, 2011 was $16.1 million, compared to $16.3 million for the three months ended June 30, 2010, a decrease of $0.2 million, or 1.2%. The primary reasons for the decrease in net income were the increases in selling, general and administrative expenses of $7.4 million, costs of revenue of $6.6 million and depreciation and amortization of $4.0 million, which offset an increase in revenue of $17.6 million. These changes are discussed more fully below.

Revenue. Consolidated revenue was $118.3 million for the three months ended June 30, 2011, compared to $100.7 million for the three months ended June 30, 2010, an increase of $17.6 million, or 17.5%. Revenue from our U.S. operations increased by $15.3 million, or 16.6%, from $91.9 million for the three months ended June 30, 2010 to $107.2 million for the three months ended June 30, 2011. The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services. This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price decreases. U.S. revenue from metro services increased by $4.2 million, or 15.1%, from $27.9 million for the three months ended June 30, 2010 to $32.1 million for the three months ended June 30, 2011, U.S. revenue from fiber infrastructure services increased by $3.3 million, or 7.9%, from $42.0 million for the three months ended June 30, 2010 to $45.3 million for the three months ended June 30, 2011 and U.S. revenue from WAN services increased by $5.1 million, or 26.0%, from $19.6 million for the three months ended June 30, 2010 to $24.7 million for the three months ended June 30, 2011. Other revenue increased by $2.7 million from $2.4 million for the three months ended June 30, 2010 to $5.1 million for the three months ended June 30, 2011, primarily due to increases of $2.3 million in equipment sales and $0.5 million in domestic contract termination revenue offset by $0.1 million chargeback for certain services. Revenue from our foreign operations, primarily in the U.K., increased by $2.3 million, or 26.1%, from $8.8 million (which includes $0.2 million of contract termination revenue) for the three months ended June 30, 2010 to $11.1 million (which includes $0.1 million of contract termination revenue) for the three months ended June 30, 2011. The primary reasons for this increase were due to both an increase in the volume of service provision in the U.K. and a 9.4% increase in the translation rate due to the strengthening of the British pound compared to the U.S. dollar during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Costs of revenue. Consolidated costs of revenue for the three months ended June 30, 2011 was $40.7 million, compared to $34.1 million for the three months ended June 30, 2010, an increase of $6.6 million, or 19.4%. Consolidated costs of revenue as a percentage of revenue was 34.4% for the three months ended June 30, 2011, compared to 33.9% for the three months ended June 30, 2010, resulting in consolidated gross profit margin of 65.6% and 66.1% for the three months ended June 30, 2011 and 2010, respectively. The costs of revenue for our U.S. operations was $37.9 million and $31.1 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $6.8 million, or 21.9%. The increase in domestic costs of revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was attributable principally to (i) an increase of $2.3 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue); (ii) an increase of $1.5 million in payroll-related expenses due to headcount added since the three months ended June 30, 2010; (iii) an increase of $1.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (iv) an increase of $0.8 million for expenses associated with third party network costs; (v) an increase of $0.8 million for right-of-way expenses (which includes the reversal of $0.4 million during the three months ended June 30, 2010 due to previously accrued right-of-way expenses (as a result of negotiations with the relevant jurisdiction); and (vi) an increase of $0.3 million for repairs and maintenance charges for our cable and transmission equipment. Additionally, the three month periods ended June 30, 2011 and 2010 include provisions for equipment impairment relating to inventory of $0.1 million and $0.2 million, respectively. The costs of revenue for our foreign operations was $2.8 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $0.2 million, or 6.7%. There were increases in third party network costs and co-location expenses totaling $0.5 million, offset by a benefit of a reduction in certain business tax rates on fiber of $0.8 million.

Selling, General and Administrative Expenses (“SG&A”). Consolidated SG&A for the three months ended June 30, 2011 was $30.4 million, compared to $23.0 million for the three months ended June 30, 2010, an increase of $7.4 million, or 32.2%. SG&A as a percentage of revenue was 25.7% and 22.8% for the three months ended June 30, 2011 and 2010, respectively. In the U.S., SG&A was $26.4 million for the three months ended June 30, 2011, compared to $20.3 million for the three months ended June 30, 2010, an increase of $6.1 million, or 30.0%. SG&A for our U.S. operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 increased primarily due to (i) an increase of $4.5 million in domestic non-cash stock-based compensation expense from $1.8 million for the three months ended June 30, 2010 to $6.3 million for the three months ended June 30, 2011; (ii) an increase of $0.8 million in domestic payroll and payroll-related expenses from $11.5 million for the three months ended June 30, 2010 to $12.3 million for the three months ended June 30, 2011, which is attributable to an increase in sales commissions due to the year over year increase in sales; (iii) an increase of $0.5 million for property taxes; and (iv) an increase of $0.3 million in commissions paid to third party sales agents attributable to the increased revenue base on which such commissions are based. SG&A from our foreign operations was $4.0 million for the three months ended June 30, 2011, compared to $2.7 million for the three months ended June 30, 2010, an increase of $1.3 million, or 48.1%. Our foreign operations reported increases in payroll and payroll-related expenses, non-cash stock-based compensation expense, and occupancy expenses, primarily related to the relocation of our London office.

Depreciation and amortization. Consolidated depreciation and amortization was $19.2 million for the three months ended June 30, 2011, compared to $15.2 million for the three months ended June 30, 2010, an increase of $4.0 million, or 26.3%. Consolidated depreciation and amortization as a percentage of revenue was 16.2% for the three months ended June 30, 2011, compared to 15.1% for the three months ended June 30, 2010. The increase in consolidated depreciation and amortization was primarily attributable to additions of property and equipment for the three months ended June 30, 2011 and the full period effect of depreciation on property and equipment placed into service subsequent to March 31, 2010, partially offset by the reduction of depreciation with respect to certain assets, which became fully depreciated between the two periods.

Interest income. Interest income, substantially all of which was earned in the U.S., was immaterial for the three months ended June 30, 2011 and 2010 as a result of relatively low average balances available for investment, relatively low interest rates and the Company’s conservative investment strategy.

Interest expense. Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the $250 Million Secured Revolving Credit Facility (which commenced January 28, 2011) and the Secured Credit Facility, which was repaid January 28, 2011, availability fees on the unused portion of the relevant facility during the respective period, the amortization of debt acquisition costs (including upfront fees) related to the relevant facility outstanding during the respective period, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations. Interest expense was $1.1 million for the three months ended June 30, 2011, compared to $1.2 million for the three months ended June 30, 2010, a decrease of $0.1 million, or 8.3%.

Other income (expense), net.   Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective.  Consolidated other income (expense), net was other income, net $0.3 million for the three months ended June 30, 2011, compared to other income, net of $0.2 million for the three months ended June 30, 2010.  In the U.S., other income (expense), net was other income, net of $0.2 million for each of the three months ended June 30, 2011 and 2010.  For our foreign operations, other income (expense), net was other income, net of $0.1 million for the three months ended June 30, 2011.  For the three months ended June 30, 2011, consolidated other income (expense), net was comprised of a net gain arising from the recovery of property taxes previously paid of $0.3 million and other gains of $0.1 million, offset by a net loss on the sale or disposition of property and equipment of $(0.1) million.  For the three months ended June 30, 2010, consolidated other income (expense), net was comprised of a gain from the settlement of an insurance claim of $0.2 million and other gains of $0.2 million, offset by a net loss on foreign currency of $(0.1) million and a net loss on the sale or disposition of property and equipment of $(0.1) million.

Provision for income taxes. We recorded a provision for income taxes of $11.1 million for each of the three months ended June 30, 2011 and 2010. The provision for income taxes for each period was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in an income tax provision of $10.8 million, plus a provision for certain capital-based state taxes of $0.3 million for the three months ended June 30, 2011, and an income tax provision of $11.0 million, plus a provision for certain capital-based state taxes of $0.1 million for the three months ended June 30, 2010.

Liquidity and Capital Resources

We had working capital of $24.5 million at June 30, 2011, compared to a working capital deficit of $(8.5) million at December 31, 2010, an increase of $33.0 million.  This increase was primarily due to cash generated from operating activities less cash used for purchases of property and equipment, plus the changes in working capital components.  The increase in working capital was also impacted by the repayment of the Secured Credit Facility, including the current portion of $7.6 million, with the proceeds from our borrowing under the $250 Million Secured Revolving Credit Facility, which is a non-current liability.

Net cash provided by operating activities was $103.8 million during the six months ended June 30, 2011, compared to $67.7 million during the six months ended June 30, 2010, an increase of $36.1 million. Net cash provided by operating activities during the six months ended June 30, 2011 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $37.5 million, the change in deferred tax assets of $20.3 million and non-cash stock-based compensation expense of $13.9 million, plus the changes in working capital components. Net cash provided by operating activities during the six months ended June 30, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $30.7 million, the change in deferred tax assets of $20.5 million and stock-based compensation expense of $4.2 million, plus the changes in working capital components. The year over year increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense), and the difference in the changes in working capital components, which were a source of cash in the June 30, 2011 period due to the increase in accounts payable, compared to a use of cash in the June 30, 2010 period.

Net cash used in investing activities was $68.3 million during the six months ended June 30, 2011, compared to $57.3 million during the six months ended June 30, 2010, an increase of $11.0 million. Net cash used in investing activities during the six months ended June 30, 2011 was attributable to the purchases of property and equipment of $68.4 million, offset by the proceeds generated from sales of property and equipment of $0.1 million. Net cash used in investing activities during the six months ended June 30, 2010 was attributable to the purchases of property and equipment of $57.5 million, offset by the proceeds generated from sales of property and equipment of $0.2 million. The increase in capital expenditures during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was attributable to the continued investment in our network during the six months ended June 30, 2011 and the year over year increase in customer orders, which resulted in higher capital expenditures needed to provide service.

Net cash used in financing activities was $1.0 million during the six months ended June 30, 2011, which is comprised of the payoff of the outstanding principal of the Secured Credit Facility of $49.7 million, the change in restricted cash and cash equivalents of $1.0 million, the purchase of treasury stock of $0.3 million and the principal payment on our capital lease obligation of $0.2 million, offset by the net proceeds from our borrowing under the $250 Million Secured Revolving Credit Facility of $50.0 million and the proceeds from the exercise of options to purchase shares of common stock of $0.2 million. Net cash used in financing activities was $2.2 million during the six months ended June 30, 2010, which is comprised of the principal payment under the Secured Credit Facility of $3.7 million and the purchase of treasury stock of $0.3 million, offset by the proceeds from the exercise of warrants of $1.4 million and the proceeds from the exercise of options to purchase shares of common stock of $0.4 million.

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

During the six months ended June 30, 2011, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment. As discussed in Note 8, “Shareholders’ Equity,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we paid a Special Cash Dividend in December 2010 totaling $129.0 million, which reduced liquidity. In January 2011, we repaid our Secured Credit Facility, comprised of term loans with $49.7 million outstanding, plus accrued interest of $0.2 million and consummated the $250 Million Secured Revolving Credit Facility described above. The new facility provides us with the flexibility and capability to fund operations, as required. See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information with respect to the $250 Million Secured Revolving Credit Facility. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use our net cash from operations, cash reserves and the $250 Million Secured Revolving Credit Facility, as necessary, to fund our operating expenses and future capital projects.

We, from time to time, commit capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment. We also commit capital for investments in selected markets. During 2010 and through early 2011, we opened up Denver as a market and expanded into Paris, Amsterdam and Frankfurt in Europe. Additionally, we connected Miami to our long haul network and received a favorable ruling from the Canadian authorities regarding our ability to lease and light fiber for our operations in Toronto. Based on our success in these markets, we may increase our presence in these markets or we may develop other markets in the U.S. or internationally. We believe we have sufficient financial resources to execute these plans.

For the six months ended June 30, 2011, our cash flow generated by operating activities increased compared to the six months ended June 30, 2010 as a result of the improvement in operating results described above. We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through June 30, 2012.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$107.2	$91.9	$15.3	16.6%
Costs of revenue (excluding depreciation and amortization, shown separately below)	37.9	31.1	6.8	21.9%
Selling, general and administrative expenses	26.4	20.3	6.1	30.0%
Depreciation and amortization	16.7	13.6	3.1	22.8%
Operating income	26.2	26.9	(0.7)	(2.6)%
Other (expense) income:
Interest expense	(1.1)	(1.2)	(0.1)	(8.3)%
Other income, net	0.2	0.2	—	—
Income before income taxes	25.3	25.9	(0.6)	(2.3)%
Provision for income taxes	10.7	10.5	0.2	1.9%
Net income	$14.6	$15.4	$(0.8)	(5.2)%

United Kingdom and others:

	Three Months Ended June 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$11.1	$8.8	$2.3	26.1%
Costs of revenue (excluding depreciation and amortization, shown separately below)	2.8	3.0	(0.2)	(6.7)%
Selling, general and administrative expenses	4.0	2.7	1.3	48.1%
Depreciation and amortization	2.5	1.6	0.9	56.3%
Operating income	1.8	1.5	0.3	20.0%
Other income:
Other income, net	0.1	—	0.1	NM
Income before income taxes	1.9	1.5	0.4	26.7%
Provision for income taxes	0.4	0.6	(0.2)	(33.3)%
Net income	$1.5	$0.9	$0.6	66.7%

NM—not meaningful

The segment results for the three months ended June 30, 2011 and 2010 (above) reflect the elimination of any intercompany sales and charges.

United States:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$211.0	$180.0	$31.0	17.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	73.6	61.0	12.6	20.7%
Selling, general and administrative expenses	52.8	41.4	11.4	27.5%
Depreciation and amortization	32.8	27.2	5.6	20.6%
Operating income	51.8	50.4	1.4	2.8%
Other (expense) income:
Interest expense	(2.3)	(2.4)	(0.1)	(4.2)%
Other (expense) income, net	(1.3)	0.7	(2.0)	NM
Income before income taxes	48.2	48.7	(0.5)	(1.0)%
Provision for income taxes	19.7	19.8	(0.1)	(0.5)%
Net income	$28.5	$28.9	$(0.4)	(1.4)%

United Kingdom and others:

	Six Months Ended June 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$21.7	$17.9	$3.8	21.2%
Costs of revenue (excluding depreciation and amortization, shown separately below)	7.3	6.2	1.1	17.7%
Selling, general and administrative expenses	7.4	5.2	2.2	42.3%
Depreciation and amortization	4.7	3.5	1.2	34.3%
Operating income	2.3	3.0	(0.7)	(23.3)%
Other income (expense):
Other income (expense), net	0.9	(1.1)	2.0	NM
Income before income taxes	3.2	1.9	1.3	68.4%
Provision for income taxes	1.1	0.9	0.2	22.2%
Net income	$2.1	$1.0	$1.1	110.0%

NM—not meaningful

The segment results for the six months ended June 30, 2011 and 2010 (above) reflect the elimination of any intercompany sales and charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During the six months ended June 30, 2011, our foreign activities accounted for 9.3% of consolidated revenue. Due to the strengthening of the British pound compared to the U.S. dollar, the translation rate for the six months ended June 30, 2011 increased 5.9% compared to the translation rate used for the six months ended June 30, 2010. Due to the strengthening of the British pound compared to the U.S. dollar, the translation rate for the three months ended June 30, 2011 increased 9.4% compared to the translation rate used for the three months ended June 30, 2010. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and we will consider such arrangements to minimize risk.

Under the terms of the $250 Million Secured Revolving Credit Facility, which was entered into on January 28, 2011, our borrowings bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at our option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%. At closing, the Company borrowed $55.0 million. The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%). We converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%). We have not entered into a swap arrangement to fix our borrowing costs under the $250 Million Secured Revolving Credit Facility. Thus, if the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.55 million (1% x $55.0 million) based upon the amount of the related debt outstanding at June 30, 2011.

As of June 30, 2011, we had an aggregate $55.0 million outstanding under the $250 Million Secured Revolving Credit Facility. Additionally, we had a $1.2 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	AboveNet, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2011).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on August 2, 2011).

10.3	Summary of April 27, 2011 Amendment to Employment Agreement between John Jacquay and AboveNet, Inc.

10.4	Fourth Amendment of Lease dated as of June 24, 2011, by and between One City Block LLC, as Landlord, and AboveNet Communications, Inc., as Tenant.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: August 8, 2011	By:	/s/ William G. LaPerch
William G. LaPerch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	AboveNet, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2011).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on August 2, 2011).

10.3	Summary of April 27, 2011 Amendment to Employment Agreement between John Jacquay and AboveNet, Inc.

10.4	Fourth Amendment of Lease dated as of June 24, 2011, by and between One City Block LLC, as Landlord, and AboveNet Communications, Inc., as Tenant.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.