Form 10-K
period 2011-12-31
ABOVENET INC
filed 2012-02-29
CIK 1043533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(914) 421-6700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2011 was approximately $1.462 billion.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 24, 2012, was 26,243,473.

DOCUMENTS INCORPORATED BY REFERENCE: NOT APPLICABLE

Table of Contents

 ABOVENET, INC.

For The Year Ended December 31, 2011

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

We are a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through our fiber-optic networks in metro markets, our long haul network connecting those markets and our IP network. Our metro market networks have significant reach and breadth and span over 2.2 million fiber miles across over 9,000 cable route miles. Our long haul fiber-optic communications network spans over 13,000 cable route miles and interconnects each of our U.S. metro networks and each of our European markets. We operate DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network. We use undersea capacity on the Japan-US Cable Network (“JUS”) to provide connectivity between the U.S. and Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe.

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

We opened the Denver, Paris, Amsterdam and Frankfurt markets in early 2011. Our metro and long haul market metrics discussed herein are as of December 31, 2011 and do not include additions to the networks made in those or other markets since that date. We intend to open Toronto as a market and to substantially expand operations in Atlanta in 2012.

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

We operate metro networks in each of these markets, except Miami. We offer a limited number of WAN services in a number of other markets. Including fiber we own, fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.2 million fiber miles and over 9,000 cable route miles. Our network footprint typically allows us to serve data centers, enterprise locations, network POPs, central offices, carrier hotels and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market. Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 6,800 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations. In Miami, we provide services over our long haul and IP networks. In Paris, Amsterdam and Frankfurt, we provide services over a shared network operating on leased fiber as well as over our long haul and IP networks.

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

On-Net Buildings

Our metro networks connect to over 3,100 buildings in the U.S. and the U.K. through our lateral cables, which cover approximately 1,300 cable route miles and over 150,000 fiber miles (which are part of the 2.2 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•	Enterprise Buildings – Our network extends to over 2,500 enterprise locations, many of which house some of the biggest corporate users of network services in the world. These locations also include many private data centers and hub locations that are mission-critical for our customers.

•	Network POPs – We operate over 120 network POPs with functionality ranging from simple, passive cross-connect locations to sites that offer interconnectivity to other service providers and co-location facilities for customer equipment, including over 20 Type 1 POPs. These POPs are typically larger presences located in major carrier hotels complete with network co-location and interconnectivity services.

•	Central Offices, Carrier Hotels and Data Centers – Our network connects to over 200 central offices in the markets that we serve. The network also has a presence in most significant carrier hotels within our active markets. We currently connect to buildings containing over 500 data centers, of which over 340 are third party data center locations.

•	Additional Buildings – In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

Long Haul Network

We operate a nationwide long haul network interconnecting each of our markets that spans over 13,000 cable route miles. With the exception of the route between New York and Washington, D.C., which we constructed and own, the overland portion of our long haul network is based on fiber either leased or acquired, typically under long-term agreements. We have deployed DWDM equipment along this network that provides significant bandwidth capability between our metro networks.  This network is based on ultra long haul technology that requires fewer intermediate regeneration points to deliver our services between major cities and expands our high-bandwidth service capability between our metro markets. We are currently in the process of updating most of the network to at least 40 Gbps capacity from 10 Gbps capacity. We connect the U.S. and European portions of our long haul network with undersea capacity, including capacity on the TAT-14 cable. We also connect our U.S. markets to Tokyo on the JUS cable.

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

We also offer a full range of Metro Ethernet services including point-to-point and multi-point service configurations at speeds from 100 Mbps to 10 Gbps (10000 Mbps) speeds. We offer three different classes of our Metro Ethernet services with three different price points (higher, middle and lower) based upon the level of service provided: (1) Private Metro Ethernet which utilizes customer dedicated equipment and fiber to deliver a completely private service with all of the associated operational, performance and security benefits; (2) Dedicated Metro Ethernet which utilizes shared equipment with reserved/guaranteed capacity, delivered to the customer location through dedicated fiber; and (3) Standard Metro Ethernet which utilizes shared equipment on a shared capacity basis, delivered to the customer location through dedicated fiber.

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

Sales and Marketing

Our sales force is based across most of our current U.S. and European service markets, is comprised of approximately 105 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in Europe, that have large bandwidth requirements. We also sell through independent third party agents to reach specific geographic and vertical markets.

Our sales strategy includes:

•	Positioning ourselves as a premier provider of high-bandwidth connectivity solutions.
•	Focusing on Fortune 1000 enterprises as well as content rich data companies (i.e. media, healthcare and financial services) that require customized private optical solutions.
•	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
•	Emphasizing the high quality, cost effective, secure and scalable nature of our private optical solutions.
•	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.
•	Providing last mile lit solutions to long haul carriers who lack the capability to provide this to their customers.
•	Capitalizing on our presence in over 500 data center locations, which house IT infrastructure for many enterprises and cloud computing capabilities.
•	Leveraging our strong balance sheet with a willingness to invest capital to grow with our customers.

Customers

We serve a broad array of customers including leading companies in the financial services, web-centric, media/entertainment and telecommunications sectors, as well as certain local, state and federal government entities, in some cases through third party integrators. Our networks meet the requirements of many large enterprise customers with high data transfer and storage needs and stringent security demands. Major web-centric companies similarly have needs for significant bandwidth and reliable networks.  Media and entertainment companies that deliver bandwidth-intensive video and multimedia applications over their networks are also a growing component of our customer base.  Telecommunications service providers continue to utilize our networks to connect to their customers, as well as to data centers and other traffic aggregation points. Key drivers for growth in the consumption of telecommunications and bandwidth services include the increasing demand for disaster recovery and business continuity solutions, the expansion of cloud computing service offerings, the fast paced growth of social networking and gaming, compliance requirements under complex regulations such as the Sarbanes-Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA) and exponential growth in data transmissions due to new modalities for communications, media distribution and commerce.

Segments

We operate our business as one operating segment and include segmented results based on geography.

Below is our revenue based on the location of our entity providing the service.  Long-lived assets are based on the physical location of the assets. The following tables present revenue and long-lived asset information for geographic areas (in millions):

	Years Ended December 31,
	2011	2010	2009
Revenue
United States	$428.5	$372.8	$328.0
United Kingdom and Others	51.3	42.6	35.9
Eliminations	(7.3)	(5.7)	(3.8)
Consolidated Worldwide	$472.5	$409.7	$360.1

	December 31,
	2011	2010
Long-lived assets
United States	$561.7	$502.9
United Kingdom and Others	49.8	37.9
Consolidated Worldwide	$611.5	$540.8

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results,” and Note 17, “Segment Reporting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details relating to our domestic revenues by service during the three years ended December 31, 2011 and our “revenue generated in the U.K. and other” during the three years ended December 31, 2011.

Research and Development

We depend upon our equipment vendors for technology developments in telecommunications equipment. We test, combine and implement these technology developments to provide the highest level of services to our customers.

Competition

The telecom industry is intensely competitive and has undergone significant consolidation over the past few years. Although there are multiple reasons for this consolidation, among the most prominent is the need to create scale given the capital intense nature of building networks. With respect to our larger competitors, Verizon and AT&T (formerly SBC) have accounted for most of the consolidation through their purchases of MCI and AT&T, respectively. In the mid-market, Level 3 was responsible for a significant portion of the consolidation by acquiring a large number of facilities-based telecommunications providers, including Global Crossing in 2011. In addition, Lightower has combined a number of facilities-based service providers in the New York and Boston metro areas.

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

The Internet connectivity business is intensely competitive and includes many providers such as AT&T, Verizon, Level 3 and Cogent. As a result of this competition, while Internet traffic has continued to grow at a substantial rate over the past five years, pricing has declined significantly, which has negatively affected revenue growth. Our other WAN services face significant competition from a number of providers including XO and Level 3.

Our fiber infrastructure services face competition from numerous local and regional fiber providers and in some cases from CLECs.

In the European market, we compete with a number of other telecommunications companies, including British Telecom, Cable & Wireless, Colt Telecom, Level 3 and EU Networks.

Personnel

Our workforce levels have increased over the last three years as our business has expanded. As of December 31, 2011, 2010 and 2009 our work force was deployed as follows:

	December 31,
	2011	2010	2009
U.S	616	598	567
U.K	93	90	77
Japan	1	1	1
Netherlands	1	1	1
Germany	1	1	—
France	1	1	—
Total	713	692	646

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

In most states, the FCC exercises jurisdiction over the rates that many power utilities and telecommunications carriers charge to other companies to lease space on their telephone poles or electrical towers or in their conduits in order to install fiber optic cable. This jurisdiction derives from Section 224 of the Federal Communications Act of 1978, later expanded in the 1996 Communications Act. The statute makes it possible for states to preempt the FCC’s jurisdiction over rates for and access to poles and conduits where the state certifies to the FCC that it regulates such rates and access. The purpose of the law is to make it easier for cable companies and competitive telecommunications providers to build out their own networks. We have many pole attachment agreements with ILECs and power utilities – some of these agreements reflect rates that were voluntarily negotiated, but many reflect rates established pursuant to the FCC’s regulations, which implement provisions of Section 224. In recent years, some utilities have interpreted the regulations in a way that can impose what we believe to be excessive costs on competitive carriers, including us. To the extent utilities are successful in maintaining these interpretations of the rules they can increase our cost of doing business. In 2011, the FCC adopted revised pole attachment rules and procedures. While we believe that these revised rules and procedures will reduce uncertainty in our dealings with the utilities and limit their opportunities to raise our costs, it is still possible that these entities may continue to advance interpretations of the statutes and rules that could increase our costs of doing business.

Internet access services, including IP connectivity services that we provide, are treated as unregulated “information services” under Title I of the 1996 Communications Act, and are not subject to regulatory fees. The FCC has issued orders confirming that other forms of broadband Internet access services, including Digital Subscriber Line service, Cable Modem service and Broadband over Powerline service, are defined as “information services” and so are not subject to regulatory fees. However, the dramatic growth of Voice over Internet Protocol (“VoIP”) services has caused intense focus on the regulatory status of IP services. The FCC recently required that providers of interconnected VoIP service must provide access to emergency 911 services, must comply with federal law enforcement and “wiretap” statutes, contribute to the federal universal service fund, and must pay certain regulatory fees. The FCC also recently extended its reciprocal compensation rules to encompass VoIP traffic. Some of these FCC decisions are under appeal before federal courts of appeals. While these decisions have focused on providers of interconnected VoIP service, which we do not provide, there is nevertheless substantial uncertainty concerning the regulatory status of IP-based services generally. This general uncertainty raises the concern that the FCC may continue to extend other traditional telecommunications regulation to VoIP and /or other IP-based services (e.g., network outage reporting requirements), including the IP connectivity services that we offer. If this occurs, it could lead to an increase in the universal service contributions and regulatory fees required to be paid by us related to such services.

The FCC adopted a National Broadband Plan (“NBP”) in March 2010 that is intended to serve as a roadmap for a host of regulatory measures and reforms that are intended to facilitate and accelerate the deployment of broadband services across the U.S. The NBP is not self-executing; it envisions a series of actions taken in related ongoing and future FCC proceedings to implement its recommendations. Some of the recommendations, if ultimately implemented, could be unfavorable to our business. Other NBP recommendations, if implemented, could be favorable to our business. For example, we could benefit from implementation of a finding that low and uniform pole attachment rates should be established, and from implementation of policies designed to encourage a shift to IP-to-IP interconnection where efficient. These and other NBP recommendations will be considered for implementation in a series of FCC proceedings over the next few years. Through these proceedings and related judicial appeals, the FCC is expected to defend its ability to regulate information services, including the IP connectivity services that we offer. Outcomes of these proceedings could result in additional regulation which may raise our costs of doing business.

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

Local

In addition to federal and state laws, local governments exercise legal authority that can affect our business. For example, local governments, such as the City of New York, typically manage access to public rights-of-way subject to the limitation that local governments may not prohibit persons from providing telecommunications services, may only collect fair and reasonable compensation from telecommunications providers for access to public rights-of-way and may not treat telecommunications providers in a discriminatory manner. Because of the general need for telecommunications providers to obtain approvals from local governments to access the public rights-of-way, local authorities can affect the timing and costs associated with our use of public rights-of-way. In addition, the City of New York recently issued a request for proposal concerning franchise fees potentially applicable to information service providers. The outcome of this process could raise our costs of doing business.

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

Implementation of the 2003 regime and the new directives

In respect of the 2003 regime, the European Union member states were required to pass legislation to implement the 2003 regime. France, Germany, the Netherlands and the U.K., through various legislative enactments, have implemented the 2003 regime into their local laws.

In respect of the Better Regulation Directive and the Citizens’ Rights Directive (the “2009 Directives”), European Union member states (this includes France, Germany, the Netherlands and the U.K.) must adopt measures to implement these directives by May 25, 2011. France and the U.K., through various legislative enactments, have implemented the 2009 Directives into their local law. The 2009 Directives have not yet been implemented into German or Dutch law. It is expected that they will be implemented in Germany in the first quarter of 2012. It is not yet known when they will be implemented in The Netherlands.

Regulation in the United Kingdom

In the U.K., the Communications Act 2003 provides for a general authorization regime that imposes an obligation on electronic communication providers to comply with conditions, known as the General Conditions of Entitlement. A breach of any of these conditions could lead the regulator, the Office of Communications (OFCOM), to impose fines and, potentially, suspend or revoke the right to provide electronic communications networks and services. The Communications Act 2003 provides certain operators with Code Powers. We hold such Code Powers as a result of automatic entitlement arising from our previous status as a license holder. Code Powers provide operators with legal powers to construct and maintain networks on both public and private land, including the right to install networks on public highways. We are entitled to provide electronic communication networks and services throughout the U.K. and are liable for property taxation (“Business Rates”) on the amount of fiber in use and in our control during each fiscal year. These Business Rates are levied on companies by the U.K. local government authorities for the boroughs through which the fiber passes.

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

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other filings with the Securities and Exchange Commission (“SEC”) by the Company, in press releases and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, strength of competition and pricing, negative economic trends, rapid technology changes, ability to retain existing customers and attract new ones, outlook of customers, and the Company’s acquisition strategy and ability to integrate acquired companies and assets.

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

In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets.  In addition to these carriers, other competitors, such as facilities-based communications service providers including CLECs, cable television companies, electric utilities and large end-users with private networks offer services similar to those offered by us.  Many of our competitors have greater financial, managerial, sales and marketing and research and development resources than we do.  Certain competitors in our largest market have consolidated or undergone a change in control.  Increased activity by these competitors could result in downward pricing pressure or loss of customers, which could adversely affect our business, financial condition and results of operations.

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

We must maintain rights-of-way, franchises and other permits from railroads, utilities, state highway authorities, local governments, transit authorities and others to operate our networks.  We cannot assure you that we will be successful in maintaining these right-of-way agreements or obtaining future agreements on acceptable terms.  Some of these agreements may be short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after these agreements have expired or terminated.  If a material portion of these agreements were terminated or could not be renewed and we were forced to abandon our networks, the termination could have a material adverse effect on our business, financial condition and results of operations.  In addition, in some cases landowners have asserted that railroad companies, utilities and others to whom they granted easements to their properties are not entitled as a result of these easements to grant rights-of-way to telecommunications providers.  If these disputes are resolved in the landowners' favor, we could be obligated to make payments to these landowners for the lease of these rights-of-way or to indemnify the right-of-way holder for its losses.

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

As the result of certain ongoing litigation with a third party, for several years the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) suspended any discussions regarding renewals of telecommunications franchises in the City of New York.  As a result, it is our understanding that DOITT has not renewed any recently expired franchise agreement, including our franchise agreement which expired on December 20, 2008.  Prior to the expiration of our franchise agreement, we sought out and received written confirmation from DOITT that our franchise agreement provides a basis for us to continue to operate in the City of New York pending conclusion of renewal discussions.  We believe that a number of other operators in the City of New York are operating on a similar basis.

DOITT recently issued a solicitation for bids for franchises authorizing the installation of landline facilities in the City of New York’s rights-of-way for the provision of information services and telecommunications services. Based on our review of the solicitation and our discussions with officials from DOITT, we understand that franchises to be issued in connection with the solicitation will replace the existing broadband franchises for service providers in the City of New York. The fees for providers proposed in the solicitation are substantially higher than the franchise fees paid by us. We plan to submit an application for a franchise under such solicitation.

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

We rely on third party service providers for important parts of our business, including provision of the fibers on which our long haul network operates and significant portions of the conduits into which our fiber optic cables are installed in our metro networks. If these third party providers fail to perform the services required under the terms of our contracts with them or fail to renew agreements on reasonable terms and conditions, it could materially and adversely affect the performance of our services, and we may experience difficulties locating alternative service providers on favorable terms, if at all. We rely on equipment vendors to provide the telecommunications equipment that we use to provide services to our customers. In the event such equipment vendors do not continue to provide us equipment on a timely basis, or fail to provide reliable, high quality equipment, our operations could be negatively affected.

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

While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders under agreements that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis. To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, our revenue growth and cash flow may be negatively affected.

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

Our future success largely depends on our ability to implement our business strategy to create new business and revenue opportunities.  Our results of operations will be adversely affected if we cannot fully implement our business strategy.  Successful implementation depends on numerous factors beyond our control, including economic, competitive, regulatory and other conditions and uncertainties, the ability to obtain licenses, permits, franchises and rights-of-way on reasonable terms and conditions and the ability to hire and retain qualified management personnel.

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

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. Pursuant to our assessment of internal control over financial reporting as of December 31, 2011, 2010 and 2009, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, 2010 and 2009. Our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and as of December 31, 2007 as we had material weaknesses in our internal control over financial reporting. These weaknesses meant that there was more than a remote likelihood that we would not prevent or detect a material misstatement in our financial statements.

We are currently in the process of upgrading our systems that mange much of our pre-sales process, post-sales implementation, accounting and financial reporting. If we are unable to upgrade and improve our systems, or if the upgrading of such systems is not properly implemented, it could adversely affect our current levels of operations and our ability to grow.

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

We incurred net losses from our inception through December 31, 2005. In 2006, we generated net income, principally from the sale of our remaining data centers and in 2007, 2008, 2009, 2010 and 2011, we generated operating income and net income. The net income reported for 2007 included the non-cash gain of $10.3 million on the reversal of foreign currency translation adjustments from the liquidation of certain subsidiaries. The net income reported for 2008 of $42.3 million included termination fees of $15.4 million. The net income reported for 2009 of $281.6 million included the recognition of non-cash tax benefits of $183.0 million relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K.

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

We have incurred secured indebtedness.

At February 24, 2012, we had $55.0 million outstanding under our $250 million revolving secured credit facility (the “$250 Million Secured Revolving Credit Facility”), which we closed on January 28, 2011.  The $250 Million Secured Revolving Credit Facility is secured by substantially all of our domestic assets and 65% of our ownership interests in the Company’s principal foreign subsidiaries. A portion of the proceeds drawn at closing was used to repay in full and terminate our then existing secured credit facility (the “Secured Credit Facility”) and the remaining capacity is available for general corporate purposes, including capital investment and the Repurchase Program.

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

Because we were unable to produce audited financial statements on a timely basis, we delayed the filing of our federal and state income tax returns for 2003 to 2006.  In January 2008, we filed the 2003 to 2005 income tax returns and in December 2008, we filed our income tax returns for the years ended December 31, 2006 and 2007.  Our income tax returns for 2008, 2009 and 2010 were timely filed. However, we are still subject to federal and state tax audits.  We believe that we will not owe any material amount of income taxes, related penalties or interest in these jurisdictions due to the losses incurred by us.

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

Customer agreements contain service level and delivery obligations that could subject us to liability or the loss of revenue and could damage our reputation.

Our contracts with customers generally contain service guarantees and service delivery date targets, which if not met by us, enable customers to claim credits against their payments to us and, under certain conditions, terminate their agreements.  If we are unable to meet our service level guarantees or service delivery dates, it could adversely affect our revenue and cash flow and could damage our reputation.

Our charter documents, our Amended and Restated Stockholders’ Rights Agreement and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, our amended and restated bylaws, our Amended and Restated Stockholders’ Rights Agreement and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock.  Our Amended and Restated Stockholders’ Rights Agreement has significant anti-takeover effects by causing substantial dilution under certain circumstances to a person or group that attempts to acquire us on terms not approved by our Board of Directors.  In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire control of us.  If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could have a negative impact on the market price of our common stock.

In August 2010, we filed with the Securities and Exchange Commission a Form S-3 shelf registration statement on behalf of certain funds advised by Franklin Mutual Advisers, LLC that beneficially own an aggregate of 4,591,633 shares of our common stock. These shares, which may be offered and sold from time to time, represent 17.6% of our outstanding shares based on the number of shares of our common stock outstanding as of February 24, 2012.  Sales by these stockholders of a substantial number of shares, or the perception that these sales might occur, could have a negative impact on the market price of our common stock.

Our revenue includes certain fees that are not predictable.

Historically, a portion of our revenue has included certain termination payments received by the Company to settle contractual commitments, which are referred to as termination revenue.  Additionally, from time to time, we receive settlements of our claims in various customer bankruptcy cases, which is also included in termination revenue.  Consolidated termination revenue amounted to $4.4 million, $2.7 million and $3.9 million in 2011, 2010 and 2009, respectively.  This revenue is not predictable and may not be sustainable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties currently are fiber optic networks and their component assets. We own substantially all of the communications equipment required for operating our networks and our business. Such assets are located at leased locations in the areas that we serve.

We lease our principal executive offices in White Plains, New York and London, U.K., as well as significant sales, administrative and other support offices. We lease properties to locate the POPs necessary to operate our networks. Our executive office located at 360 Hamilton Avenue, White Plains, New York is approximately 33,000 square feet and leased under an agreement that expires in May 2020. Office and POP space is leased in the markets where we maintain our networks and generally ranges from 100 to 33,000 square feet under agreements that expire over the next 18 years (as of December 31, 2011), with the majority of leases expiring over the next 10 years.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

Our existing properties are in good condition and are suitable for the conduct of our business.

We do not own any real property. As of December 31, 2011, we conducted our business in the U.S. through 120 operating leases totaling approximately 506,000 rentable square feet.

ITEM 3. LEGAL PROCEEDINGS

Our significant legal proceedings are as follows:

AboveNet Communications UK Limited, our principal U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly Global Voice Networks Limited (“GVN”). A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement. As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber. In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN. Additionally, under the original ruling, we were also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  We also had certain repair and maintenance obligations that we must perform with respect to such duct. GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network. In June 2008, we paid $3.0 million in damages pursuant to the ruling in the liability trial. Additionally, we reimbursed GVN $1.8 million for legal fees and incurred our own legal fees of $2.4 million.  Further, we have incurred or are obligated for costs totaling $2.7 million to build additional network. In early August 2008, we reached a settlement agreement under which we paid GVN $0.6 million and agreed to provide additional construction of duct at an estimated cost of $1.2 million and provide GVN limited additional access to ACUK’s network. GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and the chamber construction obligations discussed above.  We recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2011, we paid $10.9 million in connection with this litigation. During 2010, we recorded an additional provision of $0.9 million to record additional expenses for repairs covered by the settlement. The obligations were denominated in British pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates as appropriate. We have a remaining accrual balance of $0.7 million relating to this litigation included in our consolidated balance sheets at both December 31, 2011 and 2010.

On July 11, 2011, we terminated the employment of Douglas Jendras, our former Senior Vice President of Operations. On August 3, 2011, Mr. Jendras filed a complaint in the United States District Court for the Southern District of New York alleging breach of his employment contract and seeking damages of $0.4 million for salary and benefits and approximately $4.6 million and specific performance with respect to 66,738 restricted stock units that were cancelled in connection with the termination of Mr. Jendras’ employment, plus recovery of legal fees and costs, and punitive damages.  On September 30, 2011, we filed an answer to the complaint. We believe we have meritorious defenses that we intend to pursue vigorously.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one common stock split, affected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of common stock for each share of common stock held on that date. All share and per share information for prior periods, including warrants, options to purchase common shares, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted, where applicable, to reflect the two-for-one stock split.

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABVT” since May 12, 2009. Our shares traded on the over-the-counter market prior to our New York Stock Exchange listing. The table below sets forth, on a per share basis, for the periods indicated, the intra-day high and low sales prices for our common shares on the New York Stock Exchange from January 1, 2010 through December 31, 2011.

Year ended December 31, 2011	High	Low
First Quarter Ended March 31, 2011	$67.00	$58.69
Second Quarter Ended June 30, 2011	$78.07	$62.65
Third Quarter Ended September 30, 2011	$71.10	$48.79
Fourth Quarter Ended December 31, 2011	$66.59	$51.31

Year ended December 31, 2010
First Quarter Ended March 31, 2010	$67.00	$49.78
Second Quarter Ended June 30, 2010	$54.59	$41.12
Third Quarter Ended September 30, 2010	$55.24	$45.88
Fourth Quarter Ended December 31, 2010	$63.80	$51.89	*

*	See discussion below regarding the Special Cash Dividend paid on December 27, 2010.

There were approximately 1,319 stockholders of record of AboveNet’s common stock as of February 24, 2012.

Repurchase Program

On December 7, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million of the Company’s common stock through December 31, 2012 (the “Repurchase Program”). The Board also authorized management to enter into one or more prearranged stock repurchase plans under Rule 10b5-1 of the Securities Act of 1934 in connection with the Repurchase Program.

Through December 31, 2011, the Company purchased 29,457 shares pursuant to the Repurchase Program at a cost of $1.9 million. From January 1, 2012 through February 24, 2012, the Company purchased an additional 11,700 shares pursuant to the Repurchase Program at a cost of $0.8 million.

Cash Dividend and Related Matters

On November 23, 2010, we announced that our Board of Directors declared a special cash dividend of $5.00 per share on our common stock (the “Special Cash Dividend”). We had previously received a waiver from the lenders under the Secured Credit Facility permitting the payment of such dividend. The Special Cash Dividend was paid on December 27, 2010 to stockholders of record at the close of business on December 6, 2010. The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129 million.  On December 20, 2010, our Board of Directors granted 40,508 restricted stock units to holders of unvested restricted stock units (the “RSU Dividend”) on the record date of the Special Cash Dividend and granted 9,281 shares of common stock (which were delivered on December 27, 2010) to holders of vested unexercised stock options (the “Option Dividend”) in order to provide these holders with an amount of securities that approximated the amount of the Special Cash Dividend. Of the 40,508 restricted stock units granted, 1,246 vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, 28,656 vested on November 15, 2011, 9,360 vested on November 16, 2011 and 1,246 vested on February 10, 2012 based upon the determination by the Compensation Committee of the Board of Directors that certain performance targets established for fiscal year 2011 had been met. We recorded stock-based compensation expense of $0.7 million in connection with the RSU Dividend and Option Dividend in 2010 and incurred additional non-cash stock-based compensation expense of $1.9 million with respect to the RSU Dividend in 2011. Additionally, we paid an aggregate of $7,000 in cash to one former employee holding vested stock options and to the estate of one deceased employee who held vested stock options.

We had not previously declared a cash dividend and we have no current intention of paying cash dividends in the future. Any future determination with respect to the payment of cash dividends will be at the discretion of our Board of Directors and will be dependent upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition and such other factors as our Board of Directors may deem relevant. Additionally, the Company’s $250 Million Secured Revolving Credit Facility contains certain restrictions on the Company’s ability to pay dividends. (See Note 9, “Long-Term Debt - $250 Million Secured Revolving Credit Facility,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

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

On August 29, 2008, the Board of Directors of the Company approved our 2008 Plan.  The 2008 Plan is (and will continue to be) administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted and unrestricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

On May 11, 2011, the Board of Directors of the Company approved the AboveNet, Inc. 2011 Equity Incentive Plan, which was subsequently approved by the Company’s stockholders at the 2011 annual meeting (the “2011 Plan”). The 2011 Plan is (and will continue to be) administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2011 Plan.  Stock options, restricted stock, restricted stock units, stock appreciation rights and other stock and cash-based awards may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,600,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2011 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2011 Plan.

The following table provides the details as of December 31, 2011, regarding our issuance and repurchase of shares of common stock since 2003.

Description	Number of Shares Issued	Shares Repurchased		Shares Outstanding
Shares issued at fresh start	17,498,276	—		17,498,276
Shares issued pursuant to the rights offering	3,337,930	—		3,337,930 (1)
Shares issued pursuant to the exercise of Five Year Warrants	1,418,848	105,094	(2)	1,313,754
Shares issued pursuant to the exercise of Seven Year Warrants	1,669,290	89,906	(2)	1,579,384
Shares issued pursuant to the delivery of vested restricted stock units under the 2003 Plan	1,169,432	378,438		790,994
Shares repurchased from executives	—	37,220		(37,220)
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2003 Plan	850,643	—		850,643
Shares issued pursuant to the delivery of vested restricted stock units under the 2008 Plan	940,418	16,089		924,329
Shares issued pursuant to the exercise of options to purchase shares of common stock under the 2008 Plan	3,288	—		3,288
Shares issued pursuant to the employee stock purchase plan	16,702	—		16,702
Shares issued in December 2010 pursuant to the Option Dividend	9,281	2,731	(3)	6,550
Shares repurchased pursuant to the Repurchase Program	—	29,457		(29,457)
Balance, December 31, 2011	26,914,108	658,935		26,255,173

(1)	54 shares were cancelled in 2010.
(2)	Shares deemed repurchased to fund the exercise price in connection with net exercises.
(3)	Shares repurchased to cover minimum withholding requirements for federal, state and local income taxes.

The following table provides the details as of December 31, 2011, of the shares of common stock underlying previously granted and outstanding securities granted under our 2003 Plan, our 2008 Plan and our 2011 Plan.

Description	2003 Plan	2008 Plan	2011 Plan
Options to purchase shares of common stock	75,459	6,712	—
Restricted stock units subject to vesting	—	387,950	396,200
Restricted stock units granted subject to vesting upon the attainment of performance targets	—	15,246	—
	75,459	409,908	396,200

There are no shares available for grant under the 2003 Plan.  At December 31, 2011, there were 137,105 shares available for future grant under the 2008 Plan and 1,203,800 shares available for future grant under the 2011 Plan.

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

Share Repurchases

During 2011, we repurchased 35,408 shares of common stock, of which 29,457 shares were repurchased pursuant to the Repurchase Program and 5,951 shares were repurchased to fund minimum tax withholding obligations associated with the delivery of shares pursuant to vested restricted stock units. (See Note 10, “Shareholders’ Equity – Repurchase Program,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a description of the Repurchase Program.”)

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

Below is a summary of the Company’s common stock repurchases in 2010 and 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value in millions) of Shares that may yet be Purchased Under the Plans or Programs
January 1 to March 31, 2010 (1)	67,153		$62.19	—	$—
April 1 to June 30, 2010	—		$—	—	—
July 1 to September 30, 2010 (2)	27,736		$51.45	—	—
October 1 to October 31, 2010	—		$—	—	—
November 1 to November 30, 2010 (3)	4,679		$61.60	—	—
December 1 to December 31, 2010 (4)	2,731		$58.07	—	—
Total repurchased in 2010	102,299		$59.14	—	—
January 1 to March 31, 2011	5,951		$60.24	—	—
April 1 to June 30, 2011	—		$—	—	—
July 1 to September 30, 2011	—		$—	—	—
October 1 to October 31, 2011	—		$—	—	—
November 1 to November 30, 2011	—		$—	—	—
December 1 to December 31, 2011	29,457	(5)	$64.74	29,457	$198.1
Total repurchased in 2011	35,408		$63.98	29,457	$198.1
Total repurchased in 2010 and 2011	137,707		$60.38	29,457	$198.1

(1)	Of this amount, 61,694 shares were deemed repurchased pursuant to cashless exercises of stock purchase warrants and 5,459 shares were repurchased to fund minimum tax withholding obligations.

(2)	Shares deemed repurchased pursuant to cashless exercises of stock purchase warrants.

(3)	Shares repurchased to fund minimum tax withholding obligations with respect to the delivery of shares in connection with vested restricted stock units.

(4)	Shares deemed repurchased to fund minimum tax withholding obligations with respect to the delivery of 9,281 shares of common stock pursuant to the Option Dividend.

(5)	On December 7, 2011, the Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common stock. The Company is authorized to make repurchases under the Repurchase Program through December 31, 2012.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation) of our common stock with the cumulative return (including reinvested dividends) of the NASDAQ (U.S.) Index and the NASDAQ Telecommunications Index, for the period from December 31, 2006 through December 31, 2011 assuming a $100 investment on December 31, 2006. The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance. Our shares are currently listed on the New York Stock Exchange and traded on the over-the-counter market for all periods presented prior to our New York Stock Exchange listing on May 12, 2009. The stock price performance shown on the graph represents past performance and should not be considered indicative of future price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
AboveNet, Inc.	$100	$130	$48	$217	$195	$217
NASDAQ (U.S.)	$100	$110	$65	$94	$110	$108
NASDAQ Telecommunications	$100	$109	$62	$92	$96	$84

The foregoing performance graph and related information shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The table below represents selected consolidated financial data of the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The historical financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, have been derived from the historical consolidated financial statements presented elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements and the accompanying notes.

Upon emergence from bankruptcy on September 8, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (now known as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852-10), which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities. We engaged an independent appraiser to assist in the allocation of the reorganization value, and in determining the fair market value of our property and equipment and overall enterprise value.  The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. (See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization,” and Note 2, “Basis of Presentation and Significant Accounting Policies - Fresh Start Accounting,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a description of the fresh start accounting impacts on our Effective Date balance sheet.)

(In millions, except share and per share information, for the tables set forth below)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations data:
Revenue	$472.5	$409.7	$360.1	$319.9	$253.6
Costs of revenue (including provisions for impairment of $1.2, $2.0, $1.2, $0.4 and $2.2 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	162.7	142.8	130.7	126.0	110.3
Selling, general and administrative expenses (including provision for abandonment of $2.3 for the year ended December 31, 2008)	116.4	96.6	82.5	90.5	80.9
Depreciation and amortization	75.3	63.3	52.0	48.3	47.5
Loss on litigation	—	—	—	—	11.7
Operating income	118.1	107.0	94.9	55.1	3.2
Gain on reversal of foreign currency translation adjustments from liquidation of subsidiaries	—	—	—	—	10.3
Interest income	0.1	0.1	0.3	1.8	3.3
Interest expense	(4.5)	(5.2)	(4.8)	(3.9)	(2.3)
Other (expense) income, net	(1.0)	2.0	3.6	(2.4)	3.8
Income before income taxes	112.7	103.9	94.0	50.6	18.3
Provision for (benefit from) income taxes	40.0	34.5	(187.6)	8.3	4.5
Net income	$72.7	$69.4	$281.6	$42.3	$13.8

Net income per share, basic	$2.81	$2.74	$11.98	$1.93	$0.64
Shares used in computing basic net income per share	25,902,123	25,293,188	23,504,077	21,985,284	21,503,842

Net income per share, diluted	$2.71	$2.65	$11.06	$1.73	$0.57
Shares used in computing diluted net income per share	26,822,614	26,242,696	25,468,405	24,454,150	24,368,278

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet data:
Cash and cash equivalents	$118.4	$61.6	$165.3	$87.1	$45.8
Working capital (deficit)	55.5	(8.5)	88.6	11.8	(26.1)
Property and equipment, net	611.5	540.8	469.1	398.4	347.7
Total assets	911.0	807.8	862.0	523.9	432.3
Long-term debt (*)	56.0	43.3	51.0	34.3	1.6
Total shareholders’ equity	647.9	552.5	594.2	284.3	223.7
Special Cash Dividend declared per share	—	5.00	—	—	—

(*)	These amounts include the long-term obligation under a capital lease of $1.0 million, $1.2 million, $1.3 million, $1.5 million and $1.6 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively, plus the long-term portion of amounts outstanding under the relevant credit facility. The long-term obligation under the capital lease amounts are included in other long-term liabilities on the respective consolidated balance sheets. (See Note 9, “Long-Term Debt - Obligation under Capital Lease.”)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Cash flow data:
Net cash provided by operating activities	$206.9	$162.8	$157.2	$116.1	$69.7
Net cash used in investing activities	(147.7)	(135.3)	(118.4)	(115.6)	(89.3)
Net cash (used in) provided by financing activities	(2.7)	(131.0)	38.9	42.6	(5.4)

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

The components of our operating income are revenue, costs of revenue, selling, general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for each of the years ended December 31, 2011, 2010 and 2009, as shown in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

The demand for high-bandwidth data transport services continues to increase. We believe that our experience in the provision of these services, our customer base and our robust and extensive network should enable us to take advantage of this growing demand. Although the competitive landscape in our industry is challenging and constantly shifting, we believe that we continue to be well positioned for continued growth in the future.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 713 employees as of December 31, 2011, 616 of which were employed in the U.S., 93 in the U.K. and one each in the Netherlands, Germany, France and Japan.

2011 Highlights

Our consolidated revenue increased by $62.8 million, or 15.3%, from $409.7 million for the year ended December 31, 2010 to $472.5 million for the year ended December 31, 2011, which reflected a $15.1 million increase in our domestic metro services. Additionally, in the U.S., our revenue from fiber infrastructure and WAN services increased by $11.5 million and $22.1 million, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Consolidated other revenue, which includes contract termination revenue of $4.4 million and equipment sales of $8.8 million, was $13.2 million for the year ended December 31, 2011, compared to $6.1 million for the year ended December 31, 2010. Revenue from our foreign operations, primarily in the U.K., increased by $7.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

For the year ended December 31, 2011, we generated operating income of $118.1 million, compared to operating income of $107.0 million for the year ended December 31, 2010 and net income of $72.7 million for the year ended December 31, 2011, compared to net income of $69.4 million for the year ended December 31, 2010. At December 31, 2011, we had $118.4 million of unrestricted cash, compared to $61.6 million of unrestricted cash at December 31, 2010, an increase in liquidity of $56.8 million. The increase in cash at December 31, 2011 was primarily attributable to the cash generated by operating activities of $206.9 million less cash used to purchase property and equipment of $147.8 million adjusted for the changes in working capital components.

For the year ended December 31, 2011, our cash flow generated by operating activities increased compared to 2010 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through March 31, 2013.

Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowance established against the deferred tax assets.  As part of our evaluation of deferred tax assets in the fourth quarter of 2011, we recognized a non-cash tax benefit of $9.2 million.  This benefit related to the release of the remaining valuation allowance previously established in the U.K.  In total, the valuation allowance with respect to deferred tax assets decreased by $9.1 million in 2011, which was comprised of the reversal of $9.2 million described above, partially offset by $0.1 million attributable to foreign currency translation.

2012 Outlook

We believe that based upon our contracted projects awaiting delivery to customers and our sales pipeline, we will continue to add to our revenue base in 2012.  We have access to financing through our $250 Million Secured Revolving Credit Facility, if needed. Sales orders for the year ended December 31, 2011 were higher than sales orders for the year ended December 31, 2010 but slightly below our internal 2011 sales target. Churn, which is comprised of terminations and downgrades of orders, was also higher in 2011 than our 2011 internal target. Net revenue attrition, as previously defined, for the year ended December 31, 2011, was in line with net revenue attrition for the year ended December 31, 2010 as a percentage of revenue. We cannot predict our net revenue attrition, sales orders or churn for 2012. While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis. To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, or new sales orders do not replace the revenue loss from churn, our revenue growth rate may be lower than our historical revenue growth rate and our cash flow may be negatively affected.

In early 2011, we connected Miami to our long haul network, opened the Denver metro market and began providing certain services over leased fiber in Paris, Amsterdam and Frankfurt. In 2012, we plan to commence operations in Toronto and significantly expand operations in Atlanta.

In 2011, we also increased our investments in customer capital (capital spent to fulfill customer service orders) for laterals to customer locations (including both enterprise locations and data centers) and backbone network infrastructure in our existing markets in order to extend the reach of our networks and improve services to existing and prospective customers and increase revenue opportunities. For 2012, we will continue to make these investments in customer capital and infrastructure to increase the reach of our networks.

On December 7, 2011, our Board of Directors authorized the Repurchase Program for the purchase of up to $200.0 million of our common stock through December 31, 2012. Through February 24, 2012, we purchased 41,157 shares at a total cost of $2.7 million, under the Repurchase Program. We will utilize our $250 Million Secured Revolving Credit Facility and cash generated from operating activities in excess of cash used to purchase property and equipment to fund the Repurchase Program.

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

Costs of revenue

Costs of revenue primarily include the following: (i) real estate expenses for all operational sites; (ii) costs incurred to operate our networks, such as licenses, rights-of-way, permit fees and professional fees related to our networks; (iii) third party telecommunications, fiber and conduit expenses; (iv) repairs and maintenance costs incurred in connection with our networks; and (v) employee-related costs relating to the operation of our networks.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred. Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received. Contract termination revenue amounted to $4.4 million, $2.7 million and, $3.9 million in 2011, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2011 and December 31, 2010, we had $57.8 million and $54.0 million, respectively, of construction in progress. Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers. Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations. The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $10.2 million, $10.0 million, and $11.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new infrastructure placed into service. In certain circumstances, the local municipality or agency is responsible for some or all of such amounts. We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable. We capitalized relocation costs amounting to $1.8 million, $1.5 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.31 million ($0.15 million on a net book value basis) for the year ended December 31, 2011 and, which on an original cost basis, totaled $0.21 million ($0.14 million on a net book value basis) for the year ended December 31, 2010 and, which on an original cost basis, totaled $0.3 million ($0.2 million on a net book value basis) for the year ended December 31, 2009. To the extent that relocation is temporary in nature, or requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the years ended December 31, 2011, 2010 and 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, capital planning and certain operational issues. Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations at or around September 30 of each year. With the assistance of a valuation report of the assets that are not in revenue service, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded provisions for impairment totaling $1.2 million for the year ended December 31, 2011, $0.5 million for the year ended December 31, 2010 and $0.4 million for the year ended December 31, 2009. Additionally, at December 31, 2010, we recorded a $1.5 million provision for impairment with respect to a discreet group of assets because of certain operational issues. We also recorded a provision for equipment impairment of $0.8 million in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party. (See Note 6, “Changes in Estimate,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset. Asset retirement obligations aggregated $8.1 million and $7.9 million at December 31, 2011 and 2010, respectively, of which $4.5 million and $4.3 million, respectively, were included in “Accrued expenses,” at such dates, and $3.6 million was included in “Other long-term liabilities” at both dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.27 million for each of the years ended December 31, 2011 and 2009 and $0.28 million for the year ended December 31, 2010.

Derivative Financial Instruments

We have utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 million (original principal) term loan under the Secured Credit Facility and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) term loan under the Secured Credit Facility provided by SunTrust Bank.  (See Note 9, “Long-Term Debt - Secured Credit Facility,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815). FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation. Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives were recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss were reclassified into earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 million for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss. Both interest rate swaps were settled in January 2011.

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

Derivatives recorded at fair value in our consolidated balance sheets as of December 31, 2011 and December 31, 2010 consisted of the following:

	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments	December 31, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of our involvement in such agreements but do not represent our exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of December 31, 2011 and 2010.

Notional Amount (in millions)			Weighted Average Rate
December 31, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 1, 2011	3.65%	0.72%

—	9.5	November 1, 2011	2.635%	0.40%

$—	$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The notional amounts of the swap arrangements have since been reduced by amounts corresponding to reductions in the outstanding principal balances.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility. The cost of $0.5 million to settle the swap agreements was included in “Other (expense) income, net” in our consolidated statement of operations for the year ended December 31, 2011.

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

Our investment in overnight money market institutional funds, which amounted to $110.0 million and $48.2 million at December 31, 2011 and 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We were party to two interest rate swaps, which were utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.6 million (which was included in “Accrued expenses”) in our consolidated balance sheet at December 31, 2010.  At December 31, 2010, we used third parties, as well as our own market analysis to determine the fair value of each of the interest rate swap agreements.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities. The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility. The cost of $0.5 to settle the swap agreements was included in “Other (expense) income, net” in our consolidated statement of operations for the year ended December 31, 2011.

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

Foreign Currency Translation and Transactions

Our reporting currency is the U.S. dollar. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the applicable balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income. Our foreign exchange transaction gains (losses) are generally included in “Other income (expense), net” in the consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

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

 As part of our evaluation of deferred tax assets in the fourth quarters of 2011 and 2010, we recognized tax benefits of $9.2 million and $7.3 million reported at December 31, 2011 and 2010, respectively, relating to the reduction of certain valuation allowances established in the U.K. As part of our evaluation of deferred tax assets in the fourth quarter of 2009, we recognized a tax benefit of $183.0 million at December 31, 2009 relating to the reduction of certain valuation allowances previously established in the U.S. and the U.K. We believe it is more likely than not that we will utilize these deferred tax assets to reduce or eliminate tax payments in future periods. This reduction in valuation allowances had the effect of increasing net income by $9.2 million, $7.3 million and $183.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our evaluations encompassed (i) reviews of our recent history of profitability in the U.S. and the U.K. for the past three years; and (ii) reviews of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets. We review our deferred tax assets and liabilities on a quarterly basis as part of our FASB ASC 740 review. Significant and continuous judgment of management is required in determining the provision for income tax, deferred tax assets and liabilities, and related valuation allowances established against the deferred tax assets. It is possible that the valuation allowances could be further adjusted, as necessary.

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

There were no options to purchase shares of common stock granted during the years ended December 31, 2011, 2010 and 2009.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,
	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$472.5	$409.7	$62.8	15.3%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $1.2 and $2.0 for the years ended December 31, 2011 and 2010, respectively)	162.7	142.8	19.9	13.9%
Selling, general and administrative expenses	116.4	96.6	19.8	20.5%
Depreciation and amortization	75.3	63.3	12.0	19.0%
Operating income	118.1	107.0	11.1	10.4%
Other income (expense):
Interest income	0.1	0.1	—	—
Interest expense	(4.5)	(5.2)	(0.7)	13.5%
Other (expense) income, net	(1.0)	2.0	(3.0)	NM
Income before income taxes	112.7	103.9	8.8	8.5%
Provision for income taxes	40.0	34.5	5.5	15.9%
Net income	$72.7	$69.4	$3.3	4.8%

NM—not meaningful

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the year ended December 31, 2011 was $72.7 million, compared to $69.4 million for the year ended December 31, 2010, an increase of $3.3 million.  The primary reasons for the increase in net income were the increase in revenue of $62.8 million, partially offset by increases in costs of revenue of $19.9 million, selling, general and administrative expenses of $19.8 million and depreciation and amortization of $12.0 million. These changes are discussed more fully below.

Revenue.  Consolidated revenue was $472.5 million for the year ended December 31, 2011, compared to $409.7 million for the year ended December 31, 2010, an increase of $62.8 million, or 15.3%.  Revenue from our U.S. operations increased by $55.8 million, or 15.0%, from $371.8 million for the year ended December 31, 2010 to $427.6 million for the year ended December 31, 2011.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from service installations exceeding reductions in revenue from contract terminations and any contractual price reductions.  U.S. revenue from metro services increased by $15.1 million, or 13.2%, from $114.4 million for the year ended December 31, 2010 to $129.5 million for the year ended December 31, 2011, U.S. revenue from fiber infrastructure services increased by $11.5 million, or 6.7%, from $170.6 million for the year ended December 31, 2010 to $182.1 million for the year ended December 31, 2011 and U.S. revenue from WAN services increased by $22.1 million, or 27.4%, from $80.7 million for the year ended December 31, 2010 to $102.8 million for the year ended December 31, 2011.  Additionally, other revenue, which includes domestic contract termination revenue and equipment sales, increased from $6.1 million for the year ended December 31, 2010 to $13.2 million for the year ended December 31, 2011. Revenue from our foreign operations, primarily in the U.K., increased by $7.0 million, or 18.5%, from $37.9 million for the year ended December 31, 2010 to $44.9 million for the year ended December 31, 2011.  The primary reason for this increase was due to an increase in provisioning of services in the U.K. bolstered by a 3.7% increase in the translation rate due to the strengthening of the British pound compared to the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Costs of revenue.  Consolidated costs of revenue for the year ended December 31, 2011 was $162.7 million, compared to $142.8 million for the year ended December 31, 2010, an increase of $19.9 million, or 13.9%.  Consolidated costs of revenue as a percentage of revenue was 34.4% for the year ended December 31, 2011, compared to 34.9% for the year ended December 31, 2010, resulting in consolidated gross profit margin of 65.6% and 65.1% for the years ended December 31, 2011 and 2010, respectively.  The costs of revenue for our U.S. operations was $149.2 million and $129.6 million for the years ended December 31, 2011 and 2010, respectively, an increase of $19.6 million, or 15.1%. The increase in domestic costs of revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 was attributable principally to (i) an increase of $4.7 million in amounts rebilled to customers for equipment sales (for which there was a corresponding increase in related revenue); (ii) an increase of $4.6 million for expenses associated with third party network costs; (iii) an increase of $4.2 million in payroll-related expenses due to headcount added since the year ended December 31, 2010; (iv) an increase of $3.2 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (v) an increase of $1.6 million for right-of-way expenses; and (vi) an increase of $1.6 million for repairs and maintenance charges for our cable and transmission equipment. Additionally, the years ended December 31, 2011 and 2010 include provisions for equipment impairment with respect to domestic operations of $0.2 million and $2.0 million, respectively. The costs of revenue for our foreign operations was $13.5 million for the year ended December 31, 2011, compared to $13.2 million for the year ended December 31, 2010, an increase of $0.3 million, or 2.3%.  This change was primarily due to increases in expenses required to support our European operations and the needs of our existing customers, payroll-related expenses needed to support our provisioning of services and repairs and maintenance charges, offset by the benefit from the reversal of accruals for certain business tax rates on installed fiber of $3.0 million. Additionally, the U.K. operating results for the year ended December 31, 2011included provisions for equipment impairment totaling $1.0 million. The results for the year ended December 31, 2011 compared to the year ended December 31, 2010 reflect a 3.7% increase in the translation rate of the British pound compared to the U.S. dollar.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the year ended December 31, 2011 was $116.4 million, compared to $96.6 million for the year ended December 31, 2010, an increase of $19.8 million, or 20.5%.  SG&A as a percentage of revenue was 24.6% for the year ended December 31, 2011, compared to 23.6% for the year ended December 31, 2010. In the U.S., SG&A was $102.2 million for the year ended December 31, 2011, compared to $85.6 million for the year ended December 31, 2010, an increase of $16.6 million, or 19.4%.  SG&A for our U.S. operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 increased primarily due to (i) an increase of $11.2 million in domestic non-cash stock-based compensation expense from $11.4 million for the year ended December 31, 2010 to $22.6 million for the year ended December 31, 2011; (ii) an increase of $2.1 million in domestic payroll and payroll-related expenses from $45.5 million for the year ended December 31, 2010 to $47.6 million for the year ended December 31, 2011, which is attributable principally to an increase in sales commissions paid to our sales force due to the year over year increase in sales; (iii) an increase of $0.7 million in transaction and ad valorem taxes; (iv) an increase of $0.5 million in occupancy-related expenses; and (v) an increase of $2.1 million in other operating expenses, which include increases in computer software and maintenance of $0.5 million, and commissions paid to third party sales agents of $1.3 million attributable to the increased revenue base generated by these sales agents. SG&A from our foreign operations was $14.2 million for the year ended December 31, 2011, compared to $11.0 million for the year ended December 31, 2010, an increase of $3.2 million, or 29.1%.  Our foreign operations reported increases in payroll and payroll-related expenses of $1.0 million, non-cash stock-based compensation expense of $0.6 million, provision for bad debts of $0.5 million and occupancy costs of $0.4 million, primarily related to the relocation of our London office. In addition, the results for the year ended December 31, 2010 included the reversal of a prior year accrual of a VAT tax obligation totaling $0.6 million. Finally, the results for the year ended December 31, 2011 compared to the year ended December 31, 2010 reflect a 3.7% increase in the translation rate of the British pound compared to the U.S. dollar.

Depreciation and amortization.  Consolidated depreciation and amortization was $75.3 million for the year ended December 31, 2011, compared to $63.3 million for the year ended December 31, 2010, an increase of $12.0 million, or 19.0%.  Consolidated depreciation and amortization as a percentage of revenue was 15.9% for the year ended December 31, 2011, compared to 15.5% for the year ended December 31, 2010. The increase in consolidated depreciation and amortization was primarily attributable to (i) additions of property and equipment for the year ended December 31, 2011, and the full period effect of depreciation on property and equipment placed into service during the year ended December 31, 2010, and (ii) the change in estimated useful lives of certain property and equipment effectuated on October 1, 2011. This increase was partially offset by the reduction of depreciation with respect to certain assets, which became fully depreciated between the two periods.

Interest income.  Interest income, substantially all of which was earned in the U.S., was $0.1 million for each of the years ended December 31, 2011 and 2010, as a result of relatively low interest rates and the Company’s conservative investment strategy.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the $250 Million Secured Revolving Credit Facility (which commenced January 28, 2011) and the Secured Credit Facility, which was repaid January 28, 2011, availability fees on the unused portion of the relevant facility during the respective period, the amortization of debt issuance costs (including upfront fees) related to the relevant facility outstanding during the respective period, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations. Interest expense was $4.5 million for the year ended December 31, 2011, compared to $5.2 million for the year ended December 31, 2010, a decrease of $0.7 million, or 13.5%.

Other income (expense), net. Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective. Consolidated other income (expense), net was a net expense of $(1.0) million for the year ended December 31, 2011, compared to other income, net of $2.0 million for the year ended December 31, 2010, a change of $3.0 million.  In the U.S., other income (expense), net was a net expense of $(0.7) million for the year ended December 31, 2011, compared to other income, net of $2.6 million for the year ended December 31, 2010, a change of $3.3 million.  For our foreign operations, other income (expense), net was a net expense of $(0.3) million for the year ended December 31, 2011, compared to a net expense of $(0.6) million for the year ended December 31, 2010, a change of $0.3 million. For the year ended December 31, 2011, consolidated other income (expense), net was comprised of the write-off of unamortized debt issuance costs of $(1.1) million and the settlement of the two interest rate swaps at a total cost of $(0.5) million, both of which were associated with the Secured Credit Facility (which were recorded in connection with the Company’s closing of the $250 Million Secured Revolving Credit Facility on January 28, 2011), a net loss on foreign currency of $(0.4) million and a net loss on the sale or disposition of property and equipment of $(0.2) million, offset by gains arising from the settlement or reversal of certain tax liabilities of $0.4 million, a net gain arising from the recovery of property taxes previously paid of $0.4 million, a net gain from the settlement of an insurance claim of $0.1 million and other gains of $0.3 million.  For the year ended December 31, 2010, consolidated other income (expense), net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.2 million, a net gain from the settlement of an insurance claim of $0.3 million and other gains of $0.3 million, partially offset by a net loss on foreign currency of $(0.6) million and a net loss on the sale or disposition of property and equipment of $(0.2) million.

Provision for income taxes. For the year ended December 31, 2011, we recorded a provision for income taxes of $49.2 million and recognized an additional deferred tax benefit of $9.2 million (associated with the reversal of the remaining valuation allowances previously established with respect to deferred tax assets in the U.K.), which resulted in a net tax provision for 2011 of $40.0 million. The provision for income taxes for the year ended December 31, 2011 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in an income tax provision of $38.7 million, plus a provision for certain capital-based state taxes of $1.3 million. We recorded a provision for income taxes of $41.8 million for the year ended December 31, 2010 and recognized a deferred tax benefit of $7.3 million (associated with the reduction of valuation allowances previously established with respect to deferred tax assets in the U.K.), which resulted in a net tax provision for 2010 of $34.5 million. The provision for income taxes for the year ended December 31, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in an income tax provision of $33.2 million, plus a provision for certain capital-based state taxes of $1.3 million.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Results (dollars in millions for the table set forth below):

	Years Ended December 31,
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$409.7	$360.1	$49.6	13.8%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $2.0 and $1.2 for the years ended December 31, 2010 and 2009, respectively)	142.8	130.7	12.1	9.3%
Selling, general and administrative expenses	96.6	82.5	14.1	17.1%
Depreciation and amortization	63.3	52.0	11.3	21.7%
Operating income	107.0	94.9	12.1	12.8%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7	) %
Interest expense	(5.2)	(4.8)	0.4	8.3%
Other income, net	2.0	3.6	(1.6)	(44.4	) %
Income before income taxes	103.9	94.0	9.9	10.5%
Provision for (benefit from) income taxes	34.5	(187.6)	(222.1)	NM
Net income	$69.4	$281.6	$(212.2)	(75.4	) %

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

Other income, net. Other income, net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective. Consolidated other income, net was $2.0 million for the year ended December 31, 2010, compared to $3.6 million for the year ended December 31, 2009, a reduction of $1.6 million.  In the U.S., other income, net was $2.6 million for the year ended December 31, 2010, compared to $2.7 million for the year ended December 31, 2009, a decrease of $0.1 million, or 3.7%.  For our foreign operations, other (expense) income, net was a net expense of $(0.6) million for the year ended December 31, 2010, compared to other income, net of $0.9 million for the year ended December 31, 2009, a change (decrease) of $(1.5) million. For the year ended December 31, 2010, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.2 million, a gain from the settlement of an insurance claim of $0.3 million and other gains of $0.3 million, partially offset by a net loss on foreign currency of $(0.6) million and net loss on the sale or disposition of property and equipment of $(0.2) million.  For the year ended December 31, 2009, consolidated other income, net was comprised of gains arising from the settlement or reversal of certain tax liabilities of $2.9 million, gains on foreign currency of $1.9 million and other gains of $0.1 million, offset by a net loss on the sale or disposition of property and equipment of $(1.3) million.

Provision for (benefit from) income taxes. We recorded a provision for income taxes of $41.8 million for the year ended December 31, 2010 and recognized an additional deferred tax benefit of $7.3 million (associated with the reduction of valuation allowances previously established with respect to deferred tax assets in the U.K.), which resulted in a net tax provision for 2010 of $34.5 million. The provision for income taxes for the year ended December 31, 2010 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), resulting in a tax provision of $33.2 million, plus a provision for certain capital-based state taxes of $1.3 million. At December 31, 2009, we recognized $183.0 million of non-cash tax benefits as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K. We believe it is more likely than not that these deferred tax assets will be utilized to reduce or eliminate tax payments in future periods. Our evaluation encompassed (i) a review of our recent history of profitability in the U.S. and U.K. for the past three years; and (ii) a review of internal financial forecasts demonstrating our expected capacity to utilize deferred tax assets. Additionally, based on our ability to fully absorb current book income with our deferred tax assets and our ability to carryback certain portions of these losses to 2008 and 2007, we recorded a current federal benefit from income taxes of $5.3 million in 2009. We also provided $0.7 million for state income taxes in 2009.

Liquidity and Capital Resources

We had working capital of $55.5 million at December 31, 2011, compared to a working capital deficit of $(8.5) million at December 31, 2010, an increase of $64.0 million.  This increase was primarily attributable to the increase in unrestricted cash of $56.8 million from $61.6 million at December 31, 2010 to $118.4 million at December 31, 2011 because of the cash provided by operating activities of $206.9 million in excess of the use of cash to purchase property and equipment of $147.8 million. Working capital was also affected by increases to (i) accounts receivable of $8.2 million; (ii) accrued expenses of $5.0 million; and (iii) deferred revenue – current portion of $2.7 million; and (iv) accounts payable of $1.3 million; partially offset by a reduction in note payable – current portion of $7.6 million and prepaid costs and other current assets of $0.6 million.

Net cash provided by operating activities was $206.9 million during the year ended December 31, 2011, compared to $162.8 million during the year ended December 31, 2010, an increase of $44.1 million.  Net cash provided by operating activities during the year ended December 31, 2011 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $75.3 million, the change in deferred tax assets of $38.7 million and non-cash stock-based compensation expense of $24.4 million, plus the changes in working capital components.  Net cash provided by operating activities during the year ended December 31, 2010 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $63.3 million, the change in deferred tax assets of $33.2 million and non-cash stock-based compensation expense of $12.5 million, plus the changes in working capital components.  The year over year increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense), and the change (use) in working capital components in the December 31, 2011 period, compared to the December 31, 2010 period.

Net cash used in investing activities was $147.7 million during the year ended December 31, 2011, compared to $135.3 million during the year ended December 31, 2010, an increase of $12.4 million. Net cash used in investing activities during the year ended December 31, 2011 was attributable to the purchases of property and equipment of $147.8 million, offset by the proceeds generated from sales of property and equipment of $0.1 million. Net cash used in investing activities during the year ended December 31, 2010 was attributable to the purchases of property and equipment of $135.7 million, offset by the proceeds generated from sales of property and equipment of $0.4 million. The increase in capital expenditures in 2011 compared to 2010 was attributable to the continued investment in our network during the year ended December 31, 2011 and a higher level of orders implemented, which resulted in higher capital expenditures needed to provide service.

Net cash used in financing activities was $2.7 million during the year ended December 31, 2011, which is comprised of the payoff of the outstanding principal of the Secured Credit Facility of $49.7 million, the change in restricted cash and cash equivalents of $1.0 million, the purchase of treasury stock of $2.2 million, the payment of debt issuance costs of $0.5 million and the principal payment on our capital lease obligation of $0.2 million, offset by the net proceeds from our borrowing under the $250 Million Secured Revolving Credit Facility of $50.0 million, the proceeds from the issuance of stock pursuant to the employee stock purchase plan of $0.6 million and the proceeds from the exercise of options to purchase shares of common stock of $0.3 million. Net cash used in financing activities was $131.0 million during the year ended December 31, 2010, which is comprised of the Special Cash Dividend of $5.00 per common share totaling $129.0 million, principal payments under the Secured Credit Facility of $7.6 million and the purchase of treasury stock of $0.8 million, offset by the proceeds from the exercise of warrants of $5.0 million and the proceeds from the exercise of options to purchase shares of common stock and the sale of shares under our employee stock purchase plan of $1.4 million.

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

On December 7, 2011, our Board of Directors authorized the Repurchase Program for the purchase of up to $200.0 million of our common stock through December 31, 2012. Through February 24, 2012, we purchased 41,157 shares under the Repurchase Program at a total cost of $2.7 million.

During the year ended December 31, 2011, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  As discussed above, we paid a Special Cash Dividend in December 2010 totaling $129.0 million, which reduced liquidity.  In January 2011, we repaid our Secured Credit Facility, comprised of term loans with $49.7 million outstanding and closed the $250 Million Secured Revolving Credit Facility. The new facility provides us with the flexibility and capability to fund operations, as required. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use, as needed, our net cash from operations, cash reserves and the $250 Million Secured Revolving Credit Facility to fund our operating expenses, future capital projects and the Repurchase Program.

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

We believe that our existing cash, cash from operating activities and funds available under the $250 Million Secured Revolving Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements including the Repurchase Program at least through March 31, 2013.

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

Contractual Obligations

Certain of our facilities and equipment are leased under non-cancelable operating and capital leases.  Additionally, as discussed below, we have certain long-term obligations for rights-of-way, franchise fees, building access fees and network operating contracts. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases, our capital lease and other contractual arrangements as of December 31, 2011 measured from December 31, 2011:

	Payments Due By Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Note Payable (including Carrying Costs)	$63.6	$2.1	$4.2	$57.3	$—
Operating Lease Obligations	139.1	14.2	27.4	24.2	73.3
Capital Lease Obligations (including Interest)	1.5	0.3	0.5	0.5	0.2
Other Rights-of-Way, Franchise Fees, Building Access Fees and
Network Operating Contracts	220.8	55.4	57.0	35.9	72.5
Capital Commitments	17.7	17.7	—	—	—
Total	$442.7	$89.7	$89.1	$117.9	$146.0

Capital commitments of $17.7 million at December 31, 2011 represent estimated capital costs associated with the delivery of signed customer orders and costs to complete other construction in progress.

The above table reflects the $55.0 million outstanding pursuant to the $250 Million Secured Revolving Credit Facility and the related carrying costs (interest charges based upon the 2.53% rate at December 31, 2011 and the unused fee on the available amount ($195.0 million) under the $250 Million Secured Revolving Credit Facility) during its term.

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

			$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$427.6	$371.8	$55.8	15.0%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $0.2 and $2.0 for the years ended December 31, 2011 and 2010, respectively)	149.2	129.6	19.6	15.1%
Selling, general and administrative expenses	102.2	85.6	16.6	19.4%
Depreciation and amortization	67.2	56.1	11.1	19.8%
Operating income	109.0	100.5	8.5	8.5%
Other income (expense):
Interest income	0.1	0.1	—	—
Interest expense	(4.5)	(5.2)	(0.7)	(13.5	) %
Other (expense) income, net	(0.7)	2.6	(3.3)	NM
Income before income taxes	103.9	98.0	5.9	6.0%
Provision for income taxes	46.1	39.6	6.5	16.4%
Net income	$57.8	$58.4	$(0.6)	(1.0	) %

United Kingdom and others:

			$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$44.9	$37.9	$7.0	18.5%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $1.0 for the year ended December 31, 2011)	13.5	13.2	0.3	2.3%
Selling, general and administrative expenses	14.2	11.0	3.2	29.1%
Depreciation and amortization	8.1	7.2	0.9	12.5%
Operating income	9.1	6.5	2.6	40.0%
Other income (expense):
Other (expense), net	(0.3)	(0.6)	(0.3)	(50.0)%
Income before income taxes	8.8	5.9	2.9	49.2%
Benefit from income taxes	(6.1)	(5.1)	1.0	19.6%
Net income	$14.9	$11.0	$3.9	35.5%

NM—not meaningful

The segment results for the years ended December 31, 2011 and 2010 (above) reflect the elimination of any intercompany sales or charges.

United States:

			$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$371.8	$327.3	$44.5	13.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $2.0 and $1.2 for the years ended December 31, 2010 and 2009, respectively)	129.6	119.3	10.3	8.6%
Selling, general and administrative expenses	85.6	71.2	14.4	20.2%
Depreciation and amortization	56.1	45.5	10.6	23.3%
Operating income	100.5	91.3	9.2	10.1%
Other income (expense):
Interest income	0.1	0.3	(0.2)	(66.7)%
Interest expense	(5.2)	(4.8)	0.4	8.3%
Other income, net	2.6	2.7	(0.1)	(3.7)%
Income before income taxes	98.0	89.5	8.5	9.5%
Provision for (benefit from) income taxes	39.6	(184.6)	224.2	121.5%
Net income	$58.4	$274.1	$(215.7)	(78.7)%

United Kingdom and others:

			$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Revenue	$37.9	$32.8	$5.1	15.5%
Costs of revenue (excluding depreciation and amortization, shown separately below)	13.2	11.4	1.8	15.8%
Selling, general and administrative expenses	11.0	11.3	(0.3)	(2.7)%
Depreciation and amortization	7.2	6.5	0.7	10.8%
Operating income	6.5	3.6	2.9	80.6%
Other income (expense):
Other (expense) income, net	(0.6)	0.9	(1.5)	NM
Income before income taxes	5.9	4.5	1.4	31.1%
Benefit from income taxes	(5.1)	(3.0)	2.1	70.0%
Net income	$11.0	$7.5	$3.5	46.7%

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements other than our operating leases. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. During the year ended December 31, 2011, our foreign activities accounted for 9.5% of consolidated revenue. Due to the strengthening of the British pound compared to the U.S. dollar, the translation rate for the year ended December 31, 2011 increased 3.7% compared to the translation rate used for the year ended December 31, 2010. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and we will consider such arrangements to minimize risk.

Under the terms of the $250 Million Secured Revolving Credit Facility, which was entered into on January 28, 2011, our borrowings bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at our option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternatively, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%. At closing, the Company borrowed $55.0 million. The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%). We converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%). We have not entered into a swap arrangement to fix our borrowing costs under the $250 Million Secured Revolving Credit Facility. Thus, if the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.55 million (1% x $55.0 million) based upon the amount of the related debt outstanding at December 31, 2011.

As of December 31, 2011, we had an aggregate $55.0 million outstanding under the $250 Million Secured Revolving Credit Facility, none of which is subject to swap arrangements. Additionally, we had a $1.2 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABOVENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

AboveNet, Inc.

White Plains, New York

We have audited the accompanying consolidated balance sheets of AboveNet, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AboveNet, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AboveNet, Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 29, 2012

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$118.4	$61.6
Restricted cash and cash equivalents	4.7	3.7
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $1.8 at December 31, 2011 and 2010, respectively	35.7	27.5
Prepaid costs and other current assets	14.2	14.8
Total current assets	173.0	107.6

Property and equipment, net of accumulated depreciation and amortization of $353.9 and $285.3 at December 31, 2011 and 2010, respectively	611.5	540.8
Deferred tax assets	110.7	149.7
Other assets	15.8	9.7
Total assets	$911.0	$807.8

LIABILITIES:
Current liabilities:
Accounts payable	$10.7	$9.4
Accrued expenses	76.8	71.8
Deferred revenue - current portion	30.0	27.3
Note payable - current portion	—	7.6
Total current liabilities	117.5	116.1

Note payable	55.0	42.1
Deferred revenue	79.3	87.0
Other long-term liabilities	11.3	10.1
Total liabilities	263.1	255.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,914,108 issued and 26,255,173 outstanding at December 31, 2011 and 26,422,885 issued and 25,799,358 outstanding at December 31, 2010	0.3	0.3
Additional paid-in capital	357.7	332.4
Treasury stock, at cost 658,935 and 623,527 shares at December 31, 2011 and 2010, respectively	(25.0)	(22.8)
Accumulated other comprehensive loss	(9.6)	(9.2)
Retained earnings	324.5	251.8
Total shareholders’ equity	647.9	552.5
Total liabilities and shareholders’ equity	$911.0	$807.8

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Years Ended December 31,
	2011	2010	2009
Revenue	$472.5	$409.7	$360.1

Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $1.2, $2.0 and $1.2 for the years ended December 31, 2011, 2010 and 2009, respectively)	162.7	142.8	130.7
Selling, general and administrative expenses	116.4	96.6	82.5
Depreciation and amortization	75.3	63.3	52.0

Operating income	118.1	107.0	94.9

Other income (expense):
Interest income	0.1	0.1	0.3
Interest expense	(4.5)	(5.2)	(4.8)
Other (expense) income, net	(1.0)	2.0	3.6

Income before income taxes	112.7	103.9	94.0

Provision for (benefit from) income taxes	40.0	34.5	(187.6)

Net income	$72.7	$69.4	$281.6

Income per share, basic:
Basic net income per share	$2.81	$2.74	$11.98

Weighted average number of common shares	25,902,123	25,293,188	23,504,077

Income per share, diluted:
Diluted net income per share	$2.71	$2.65	$11.06

Weighted average number of common shares	26,822,614	26,242,696	25,468,405

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2011	2010	2009
Net income	$72.7	$69.4	$281.6
Foreign currency translation adjustments	(1.0)	(0.8)	(0.1)
Change in fair value of interest rate swap contracts	0.6	0.6	0.4
Comprehensive income	$72.3	$69.2	$281.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share information)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2009	23,219,474	$0.2	502,872	$(16.3)	$279.9	$(9.3)	$29.8	$284.3
Issuance of common stock from exercise of warrants	725,326	—	—	—	8.7	—	—	8.7
Issuance of common stock from vested restricted stock units	584,362	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	742,626	0.1	—	—	9.9	—	—	10.0
Purchase of treasury stock	—	—	17,880	(0.4)	—	—	—	(0.4)
Purchase of treasury stock in cashless exercise of stock warrants	—	—	476	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.1)	—	(0.1)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.4	—	0.4
Amortization of stock-based compensation expense for stock options and restricted stock units	—	—	—	—	9.7	—	—	9.7
Net income	—	—	—	—	—	—	281.6	281.6
Balance at December 31, 2009	25,271,788	0.3	521,228	(16.7)	308.2	(9.0)	311.4	594.2
Shares cancelled	(54)	—	—	—	—	—	—	—
Issuance of common stock from exercise of warrants	858,530	—	—	—	10.3	—	—	10.3
Issuance of common stock from vested restricted stock units	192,148	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	86,778	—	—	—	1.2	—	—	1.2
Issuance of common stock pursuant to the employee stock purchase plan	4,414	—	—	—	0.2	—	—	0.2
Issuance of common stock to holders of vested unexercised options to purchase common shares	9,281	—	—	—	0.5	—	—	0.5
Purchase of treasury stock	—	—	12,869	(0.8)	—	—	—	(0.8)
Purchase of treasury stock in cashless exercises of stock warrants .	—	—	89,430	(5.3)	—	—	—	(5.3)
Foreign currency translation adjustments	—	—	—	—	—	(0.8)	—	(0.8)
Change in fair value of interest rate swap contracts	—	—	—	—	—	0.6	—	0.6
Amortization of stock-based compensation expense for restricted stock units	—	—	—	—	11.9	—	—	11.9
Amortization of stock-based compensation expense for employee stock purchase plan	—	—	—	—	0.1	—	—	0.1
Cash dividend paid ($5.00 per share)	—	—	—	—	—	—	(129.0)	(129.0)
Net income	—	—	—	—	—	—	69.4	69.4
Balance at December 31, 2010	26,422,885	0.3	623,527	(22.8)	332.4	(9.2)	251.8	552.5
Issuance of common stock from vested restricted stock units	454,408	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	24,527	—	—	—	0.3	—	—	0.3
Issuance of common stock pursuant to the employee stock purchase plan	12,288	—	—	—	0.6	—	—	0.6
Purchase of treasury stock	—	—	5,951	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	(1.0)	—	(1.0)
Settlement of interest rate swap contracts	—	—	—	—	—	0.6	—	0.6
Amortization of stock-based compensation expense for restricted stock units	—	—	—	—	24.3	—	—	24.3
Amortization of stock-based compensation expense for employee stock purchase plan	—	—	—	—	0.1	—	—	0.1
Stock purchased pursuant to the Repurchase Program	—	—	29,457	(1.9)	—	—	—	(1.9)
Net income	—	—	—	—	—	—	72.7	72.7
Balance at December 31, 2011	26,914,108	$0.3	658,935	$(25.0)	$357.7	$(9.6)	$324.5	$647.9

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities:
Net income	$72.7	$69.4	$281.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	75.3	63.3	52.0
Loss on sale or disposition of property and equipment, net	0.2	0.1	1.3
Provisions for impairment	1.2	2.0	1.2
Provision for bad debts	0.9	0.5	0.9
Non-cash stock-based compensation expense for restricted stock units	24.3	12.4	9.7
Non-cash stock-based compensation expense for employee stock purchase plan	0.1	0.1	—
Reversal of valuation allowance on deferred tax assets	(9.2)	(7.3)	(183.0)
Change in deferred tax assets	47.9	40.5	—
Changes in operating working capital:
Accounts receivable	(9.1)	(8.1)	(1.2)
Prepaid costs and other current assets	1.7	(1.2)	(3.5)
Other assets	1.8	(2.5)	(1.3)
Accounts payable	(0.4)	(1.2)	(3.4)
Accrued expenses	3.8	0.8	(4.6)
Deferred revenue	(5.1)	(6.8)	7.0
Other long-term liabilities	0.8	0.8	0.5
Net cash provided by operating activities	206.9	162.8	157.2
Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.1	0.4	0.3
Purchases of property and equipment	(147.8)	(135.7)	(118.7)
Net cash used in investing activities	(147.7)	(135.3)	(118.4)
Cash flows (used in) provided by financing activities:
Proceeds from borrowing under $250 Million Secured Revolving Credit Facility, net of certain debt issuance costs	50.0	—	—
Debt issuance costs	(0.5)	—	—
Proceeds from exercise of options to purchase shares of common stock	0.3	1.2	10.0
Proceeds from exercise of warrants	—	5.0	8.7
Proceeds from issuance of stock pursuant to the employee stock purchase plan	0.6	0.2	—
Change in restricted cash and cash equivalents	(1.0)	—	(0.2)
Proceeds from note payable, net of financing costs	—	—	24.5
Principal payments - note payable	(49.7)	(7.6)	(3.2)
Principal payments - capital lease obligation	(0.2)	—	(0.5)
Purchase of treasury stock	(2.2)	(0.8)	(0.4)
Cash dividend paid to shareholders	—	(129.0)	—
Net cash (used in) provided by financing activities	(2.7)	(131.0)	38.9
Effect of exchange rates on cash	0.3	(0.2)	0.5
Net increase (decrease) in cash and cash equivalents	56.8	(103.7)	78.2
Cash and cash equivalents, beginning of year	61.6	165.3	87.1
Cash and cash equivalents, end of year	$118.4	$61.6	$165.3

Supplemental cash flow information:
Cash paid for interest	$2.2	$3.0	$2.7
Cash paid for income taxes	$1.9	$0.4	$2.8

Supplemental non-cash financing activities:
Issuance of shares of common stock in cashless exercise of stock purchase warrants	$—	$5.3	$—
Non-cash purchase of shares into treasury in cashless exercise of stock purchase warrants	$—	$5.3	$—

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

The holders of common stock are entitled to one vote for each issued and outstanding share, and are entitled to receive dividends, subject to the rights of the holders of preferred stock, when and if declared by the Board of Directors.  Preferred stock may be issued from time to time in one or more classes or series, each of which classes or series shall have such distributive designation as determined by the Board of Directors.  During 2006, the Company reserved for issuance, from the 10,000,000 shares authorized of preferred stock described above, 500,000 shares of $0.01 par value junior preferred stock in connection with the adoption of the Amended and Restated Rights Agreement (as defined in Note 10, “Shareholders’ Equity,” below).  In the event of any liquidation, the holders of the common stock will be entitled to receive the assets of the Company available for distribution, after payments to creditors and holders of preferred stock.

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

Adopting fresh start accounting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities.  The reorganization value was allocated by the Company to its assets and liabilities based upon their fair values.  The Company engaged an independent appraiser to assist the Company in determining the fair market value of its property and equipment.  The determination of fair values of assets and liabilities was subject to significant estimates and assumptions.  The unaudited fresh start adjustments reflected at September 8, 2003 consisted of the following: (i) reduction of property and equipment; (ii) reduction of indebtedness; (iii) reduction of vendor payables; (iv) reduction of the carrying value of deferred revenue; (v) increase of deferred rent to fair market value; (vi) cancellation of MFN’s common stock and additional paid-in capital, in accordance with the Plan of Reorganization; (vii) issuance of new AboveNet, Inc. common stock and additional paid-in capital; and (viii) elimination of the accumulated other comprehensive loss and accumulated deficit accounts.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $4.4, $2.7, and $3.9 in 2011, 2010 and 2009, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for the years ended December 31, 2011, 2010 and 2009.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At December 31, 2011 and December 31, 2010, the Company had $57.8 and $54.0, respectively, of construction in progress.  Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers.  Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $10.2, $10.0, and $11.4 for the years ended December 31, 2011, 2010 and 2009, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new infrastructure placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable.  The Company capitalized relocation costs amounting to $1.8, $1.5 and $3.1 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.31 ($0.15 on a net book value basis) for the year ended December 31, 2011 and, which on an original cost basis, totaled $0.21 ($0.14 on a net book value basis) for the year ended December 31, 2010 and, which on an original cost basis, totaled $0.3 ($0.2 on a net book value basis) for the year ended December 31, 2009.  To the extent that relocation is temporary in nature, or requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the years ended December 31, 2011, 2010 and 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, Company strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performed annual physical counts of such assets that are not in revenue service or operations at or around September 30 of each year.  With the assistance of a valuation report of the assets that are not in revenue service, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded provisions for impairment totaling $1.2 for the year ended December 31, 2011, $0.5 for the year ended December 31, 2010 and $0.4 for the year ended December 31, 2009.  Additionally, at December 31, 2010, the Company recorded a $1.5 provision for impairment with respect to a discreet group of assets because of certain operational issues.  The Company also recorded a provision for equipment impairment of $0.8 in the year ended December 31, 2009 to record the loss in value of certain equipment, most of which was eventually sold to an unaffiliated third party.  (See Note 6, “Changes in Estimate.”)

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $8.1 and $7.9 at December 31, 2011 and 2010, respectively, of which $4.5 and $4.3, respectively, were included in “Accrued expenses,” at such dates, and $3.6 was included in “Other long-term liabilities” at both dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.27 for each of the years ended December 31, 2011 and 2009 and $0.28 for the year ended December 31, 2010.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (now known as FASB ASC 740).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  After an evaluation of the realizability of the Company’s deferred tax assets, the Company reduced its valuation allowance by $9.1, $7.3 and $183.0 during 2011, 2010 and 2009, respectively.  See Note 8, “Income Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

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

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes has been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (in whole or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred domestic income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, foreign tax credit carryforwards would be available to reduce some portion of the domestic liability.

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during the years ended December 31, 2011, 2010 and 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar.  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income.  The Company’s foreign exchange transaction gains (losses) are generally included in “other income (expense), net” in the consolidated statements of operations.

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

There were no options to purchase shares of common stock granted during the years ended December 31, 2011, 2010 and 2009.

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

Stock Warrants

In connection with the Plan of Reorganization described in Note 1, “Background and Organization,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of common stock with an exercise price of $10.00 per share (expired September 8, 2008) (the “Five Year Warrants”) and (ii) seven year warrants to purchase 1,669,316 shares of common stock with an exercise price of $12.00 per share (expired September 8, 2010) (the “Seven Year Warrants”).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received.  Stock warrants to purchase shares of common stock exercised totaled 858,530 and 725,326 in 2010 and 2009, respectively.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Derivative Financial Instruments

The Company has utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 (original principal) term loan under the Secured Credit Facility (as such term is defined in Note 9, “Long-Term Debt - Secured Credit Facility,” below) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) term loan provided by SunTrust Bank.  (See Note 9, “Long-Term Debt - Secured Credit Facility.”)  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives were recorded each period in other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss were reclassified into earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, would be recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in other comprehensive loss.  Both interest rate swaps were settled in January 2011.

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

All derivatives were recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815-10.  At December 31, 2010, net interest rate swap derivative liabilities of $0.6 were included in “Accrued expenses” in the Company’s consolidated balance sheet.  The swap agreements were settled in January 2011 as described below.

Derivatives recorded at fair value in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 consisted of the following:

	Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2011	December 31, 2010
Interest rate swap agreement expiring August 1, 2011 (*)	$—	$0.4

Interest rate swap agreement expiring November 1, 2011 (*)	—	0.2

Total derivatives designated as hedging instruments	$—	$0.6

(*)	The derivative liabilities are two interest rate swap agreements with original three year terms, which were included in “Accrued expenses” in the Company’s consolidated balance sheet at December 31, 2010.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Interest Rate Swap Agreements

The notional amounts provide an indication of the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk.  The following table shows the notional amount outstanding, maturity date, and the weighted average receive and pay rates of the interest rate swap agreements as of December 31, 2011 and 2010.

Notional Amount			Weighted Average Rate
December 31, 2011	December 31, 2010	Maturity Date	Pay	Receive
$—	$18.9	August 1, 2011	3.65%	0.72%

—	9.5	November 1, 2011	2.635%	0.40%

$—	$28.4

Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transaction.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility (as such terms are defined in Note 9, “Long-Term Debt - $250 Million Secured Revolving Credit Facility,” below).  The cost of $0.5 to settle the swap agreements was included in “Other (expense) income, net” in the Company’s consolidated statement of operations for the year ended December 31, 2011.

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

The Company’s investment in overnight money market institutional funds, which amounted to $110.0 and $48.2 at December 31, 2011 and December 31, 2010, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

The Company was party to two interest rate swaps, which were utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.6 (which was included in “Accrued expenses”) in the Company’s consolidated balance sheet at December 31, 2010.  At December 31, 2010, the Company used third parties, as well as its own market analysis to determine the fair value of each of the interest rate swap agreements.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility.  The cost of $0.5 to settle the swap agreements was included in “Other (expense) income, net” in the Company’s consolidated statement of operations for the year ended December 31, 2011.

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

The Company contributed $1.6 for the year ended December 31, 2011 and $1.5 for each of the years ended December 31, 2010 and 2009, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2011 to conform to the classifications used for the year ended December 31, 2010.

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

NOTE 3:   PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid costs and other current assets as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Prepaid property taxes	$2.8	$2.7
Prepaid right-of-way charges	2.5	2.3
Prepaid telecom	2.1	1.5
Prepaid insurance	1.6	1.0
Prepaid maintenance	0.8	1.6
Prepaid rent	0.8	0.6
Reimbursable relocation costs	0.5	2.6
State income tax deposits in 2011 and state and federal income tax deposits in 2010	0.2	0.4
Other receivables	1.7	0.8
Other prepaids	1.2	0.9
Deposits	—	0.4
Total	$14.2	$14.8

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Leasehold improvements	$8.7	$5.8
Furniture, fixtures and equipment	39.7	32.2
Network infrastructure assets, including transmission and IP equipment	917.0	788.1
Total property and equipment	965.4	826.1
Accumulated depreciation and amortization	(353.9)	(285.3)
Property and equipment, net	$611.5	$540.8

Included in network infrastructure assets was certain transmission and IP equipment held in inventory for future use, which had an original cost of $40.5 and $32.4, accumulated depreciation of $20.1 and $15.0 and net carrying values of $20.4 and $17.4 at December 31, 2011 and 2010, respectively.

In addition, at December 31, 2011 and 2010, the Company had assets held for sale or disposition with net book values totaling $0.1 and $0.6, respectively, (net of allowances for equipment impairment of $0.3 and $0.5 at December 31, 2011 and 2010, respectively), which were included in network infrastructure assets, including transmission and IP equipment above.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010, and 2009 was approximately $75.3, $63.3 and $52.0, respectively.

Included in costs of revenue for the years ended December 31, 2011, 2010 and 2009 are provisions for impairment of $1.2, $2.0 and $1.2, respectively, with respect to certain assets removed from the network and either sold or disposed or made available for sale or disposition.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 5: SUBORDINATED INVESTMENT

In January 2008, the Company became a strategic member, as defined, of MediaXstream, LLC, a newly formed limited liability company that was created to provide transport and managed network services for the production and broadcast industries (“MediaX”).  MediaX was formed with preferred members who contributed cash and strategic members and management members who contribute services.  The Company’s interest did not provide any voting rights on MediaX’s Board of Managers.  The Company agreed to contribute certain monthly services pursuant to a 51 month contract, which commenced April 2008, for an interest in MediaX.  Distributions to the Company were subordinated to distributions to the preferred members of their original investment plus a preferred return.  Based upon amounts contributed, the Company’s nominal ownership interest was approximately 15.4% of equity.  MediaX was a start-up company with no operating history.  Distributions on the Company’s investment were subordinated to the distributions to the preferred members and the Company’s interest did not provide any level of control.  These factors indicated that the fair value of the Company’s investment in MediaX was not significant.  Accordingly, the Company has not reflected the services contributed as revenue or the corresponding investment in MediaX in its financial statements.  The cost of providing such services is included in costs of revenue in the relevant period.  The Company contributed services to MediaX of $1.7 in each of the years ended December 31, 2011, 2010 and 2009, which represents the estimated fair value of the services and not the actual costs of providing such services, which are not significant.  In December 2009, all of the ownership interests in MediaX, including the ownership interest held by us, were purchased by Hibernia Group ehf .  Pursuant to the purchase agreement, the Company is entitled to an earnout payment in the event that MediaX achieves certain financial performance results.  The Company will continue to contribute services in accordance with the original contract.  The Company will record distributions from its investment in MediaX, if any, as income when received.

Additionally, the Company provides other services to MediaX on the same basis as it provides to other customers.  The Company billed MediaX for services and reimbursements of $0.7 during each of the years ended December 31, 2011 and 2010 and $0.6 during the year ended December 31, 2009.

NOTE 6: CHANGES IN ESTIMATE

Effective January 1, 2010, the Company changed the estimated useful lives for its IP equipment from seven years to five years.  Additionally, the Company changed the estimated useful lives for certain capitalized labor from 20 years to seven years.  Effective as of October 1, 2011, the Company changed the estimated useful lives for certain capitalized labor from seven to five years, and began depreciating assets under the Company’s sparing program, in accordance with their respective asset class lives.  The effect of these changes on the Company’s operating results has not been and will not be material.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 7:  ACCRUED EXPENSES

Accrued expenses as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Accrued transaction taxes	$21.5	$18.3
Accrued capital expenditures	15.2	13.0
Accrued payroll, bonuses and employee benefits	12.8	12.2
Accrued property tax	5.8	7.6
Accrued telecommunication costs	4.6	3.7
Asset retirement obligations	4.5	4.3
Accrued conduit, right-of-way and occupancy expenses	3.7	3.7
Current income taxes payable	2.5	3.1
Accrued repairs and maintenance	1.8	1.0
Accrued litigation costs	0.7	0.7
Current portion of deferred fair market value rent liability	0.6	0.6
Accrued other professional fees, including directors’ fees	0.4	0.7
Accrued utilities	0.3	0.4
Accrued accounting and auditing fees	0.3	0.2
Capital lease obligation, current	0.2	0.1
Accrued interest	0.1	0.2
Other	1.8	2.0
Total	$76.8	$71.8

NOTE 8:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$(5.3)
State	1.3	1.3	0.7
Foreign	—	—	—
	1.3	1.3	(4.6)
Deferred
Federal	39.2	33.5	(157.5)
State	5.6	4.8	(22.5)
Foreign	(6.1)	(5.1)	(3.0)
	38.7	33.2	(183.0)
Total provision for (benefit from) income taxes	$40.0	$34.5	$(187.6)

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

	December 31,
	2011	2010
Deferred tax assets:
Property and equipment	$70.9	$153.0
Net operating loss (“NOL”) carryforwards	118.0	91.5
Accruals and reserves	13.0	12.9
Rent	0.4	0.6
Deferred compensation	4.9	2.4
Other	11.6	11.2
Total deferred tax assets	218.8	271.6
Valuation allowance	(49.1)	(58.2)
Net deferred tax assets	169.7	213.4
Deferred tax liability: deferred revenue	(59.0)	(63.7)
Total net deferred tax assets	$110.7	$149.7

For each of the years ended December 31, 2011 and 2010, the Company recorded a current net tax expense for capital-based state taxes of $1.3.  The Company provided for income taxes at the statutory rate for 2011, 2010 and 2009.  In 2011, 2010 and 2009, the Company recognized $9.2, $7.3 and $183.0 of non-cash tax benefits as a result of reducing certain valuation allowances previously established with respect to deferred tax assets in the U.S. and the U.K.  We believe it is more likely than not that we will utilize these assets to reduce or eliminate tax payments in future periods.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. and U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

	Years Ended December 31,
	2011	2010	2009
Income before income taxes:
Domestic	$103.9	$98.0	$89.5
Foreign	8.8	5.9	4.5
Total	$112.7	$103.9	$94.0
Rate Reconciliation:
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.7%	4.7%	0.5%
Valuation allowance	(8.2)%	(7.1)%	(233.0)%
Permanent items	3.0%	0.6%	(2.1)%
Tax provision (benefit)	35.5%	33.2%	(199.6)%

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

As of December 31, 2011, the Company has domestic NOL carryforwards of $283.5 and foreign NOL carryforwards of $41.1.  Certain of these NOL carryforwards begin to expire in 2024.  The Company’s use of $137.7 of its domestic NOL carryforward is limited to $8.1 per annum and $145.8 is unlimited.  These NOL carryforwards may be subject to future limitation by Section 382 of the United States Internal Revenue Code.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities.  The statute of limitations is open with respect to tax years 2007 to 2010.  The statute of limitations for returns filed with respect to these years will begin to expire in 2012.

NOTE 9:  LONG-TERM DEBT

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

The Company borrowed $55.0 at closing, of which $5.0 was used to pay bank fees and legal expenses, $49.9 was used to repay the Secured Credit Facility (as defined below) and $0.1 was used for general corporate purposes.  The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%).  The Company converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%).  At December 31, 2011, the $250 Million Secured Revolving Credit Facility carried an interest rate of 2.53% (0.28% Adjusted LIBO Rate plus applicable margin of 2.25%).

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

The Company has the right to prepay any outstanding loan under the $250 Million Secured Revolving Credit Facility prior to its maturity without premium or penalty.

The Company is required to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants require the Company to provide notices of material events and information regarding collateral, restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, make investments, sell assets, make restricted payments (including the ability to pay dividends) and engage in affiliate transactions, and require the Company to maintain a Leverage Ratio not greater than 2.5 to 1.0 and an Interest Coverage Ratio (as such terms are defined in the $250 Million Secured Revolving Credit Facility) of not less than 3.0 to 1.0.  At December 31, 2011, based upon the Company’s Leverage Ratio, its cash balance and its availability under the $250 Million Secured Revolving Credit Facility, $257.5 of retained earnings is unrestricted for dividend purposes and the balance is restricted.

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

Following an event of default under the $250 Million Secured Revolving Credit Facility, the Administrative Agent and the Lenders would be entitled to take various actions, including the acceleration of amounts due under the $250 Million Secured Revolving Credit Facility and seek other customary remedies that may be taken by secured creditors.

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on January 28, 2016.

In connection with the January 2011 closing of the $250 Million Secured Revolving Credit Facility, the Company also settled the two interest rate swaps at a total cost of $0.5, which is included in “Other income (expense), net” in the Company’s consolidated statement of operations for the year ended December 31, 2011.  The Company also wrote-off $1.1 in unamortized debt issuance costs associated with the Secured Credit Facility, which is also included in “Other income (expense), net” in the Company’s consolidated statement of operations for the year ended December 31, 2011.

As of December 31, 2011, $195.0 was available for borrowings under the $250 Million Secured Revolving Credit Facility.

The Company was in compliance with all of its debt covenants as of December 31, 2011.

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

Additionally, the Company executed a $1.0 standby letter of credit in favor of the City of New York to secure the Company’s franchise agreement, which was collateralized by $1.0 of availability under the Revolver.  The standby letter of credit, originally scheduled to expire May 1, 2010, was renewed and extended.

The Term Loan and the Delayed Draw Term Loan, plus accrued interest, totaling $49.9 were repaid on January 28, 2011 upon the closing of the $250 Million Secured Revolving Credit Facility.  The standby letter of credit in favor of the City of New York was terminated in connection with the repayment and replaced by $1.0 standby letter of credit (secured by a $1.0 restricted cash balance) with a term scheduled to expire January 2013, subject to annual renewals at the Company’s option to January 2016.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Obligation under Capital Lease

The Company is obligated under a capital lease for certain indefeasible rights-of-use, which is included as a network infrastructure asset in property and equipment, net.

At December 31, 2011, future minimum payments under the capital lease are as follows:

Year	Amount
2012	$0.3
2013	0.2
2014	0.3
2015	0.2
2016	0.3
Thereafter	0.2
Total minimum lease payments	1.5
Less: amount representing interest	(0.3)
Obligation under capital lease	1.2
Less: current portion	(0.2)
Total long-term obligation	$1.0

The long-term portion is reported within “Other long-term liabilities.”

NOTE 10:  SHAREHOLDERS’ EQUITY

Dividends

In November 2010, we obtained waivers from our lenders (Societe Generale, SunTrust Bank and CIT Lending Services Corporation) to permit a $5.00 per share dividend.  On November 23, 2010, we announced that our Board of Directors declared a special one-time cash dividend of $5.00 per share on our common stock (the “Special Cash Dividend”).  The Special Cash Dividend was paid on December 27, 2010 to the stockholders of record at the close of business on December 6, 2010.  The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129.0.  On December 20, 2010, the Company’s Board of Directors granted restricted stock units (the “RSU Dividend”) to holders of unvested restricted stock units on the record date of the Special Cash Dividend in order to provide these holders with an amount that approximated the value of the Special Cash Dividend.  In total, the Company granted 40,508 restricted stock units pursuant to the RSU Dividend, of which 1,246 restricted stock units vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, of which 28,656 restricted stock units vested on November 15, 2011, of which 9,360 vested on November 16, 2011 and of which 1,246 restricted stock units vested on February 10, 2012 based upon the determination by the Compensation Committee of the Board of Directors that certain performance targets established for fiscal year 2011 had been met.

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

The increase in the number of our authorized shares of common stock could have an anti-takeover effect by discouraging or hindering efforts to acquire control of the Company.  The Company would be able to use the additional shares to oppose a hostile takeover attempt or delay or prevent changes in control or management of the Company.  This was not the intent of the Board of Directors in adopting the Amendment, nor was the Amendment adopted in response to any known threat to acquire control of the Company.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Repurchase Program

On December 7, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 of the Company’s common stock through December 31, 2012 (the “Repurchase Program”).  The Board also authorized management to enter into one or more prearranged stock repurchase plans under Rule 10b5-1 of the Securities Act of 1934 in connection with the Repurchase Program.

Through December 31, 2011, the Company purchased 29,457 shares pursuant to the Repurchase Program at a cost of $1.9.  From January 1, 2012 through February 24, 2012, the Company purchased an additional 11,700 shares pursuant to the Repurchase Program at a cost of $0.8.

Stock Warrants

Under the Plan of Reorganization, unsecured note holder claims and general secured claims were settled, in part, by the distribution of the Five Year Warrants and the Seven Year Warrants.  (See Note 1, “Background and Organization - Bankruptcy Filing and Reorganization.”)

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Five Year Warrants		Seven Year Warrants		Weighted Average Warrant Exercise Price
Balance as of January 1, 2008	1,352,680		1,611,122		$11.08
Exercised	(1,034,084)		(27,240)		$10.05
Exercised under the Net Exercise provisions of the Warrant Agreements	(318,526	) (1)	—		$10.00
Cancelled in connection with conclusion of the bankruptcy case	(20)		(24)		$11.09
Cancelled in accordance with instructions from the warrant holders	(50)		—		$10.00
Balance as of December 31, 2008	—		1,583,858		$12.00
Exercised	—		(723,510)		$12.00
Exercised under the Net Exercise provisions of the Warrant Agreements	—		(1,816	)(2)	$12.00
Cancelled	—		(2)		$12.00
Balance as of December 31, 2009	—		858,530		$12.00
Exercised	—		(416,842)		$12.00
Exercised under the Net Exercise provisions of the Warrant Agreements	—		(441,688	)(3)	$12.00
Balance as of December 31, 2010	—		—		$—

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

NOTE 11:  INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Total weighted average shares utilized in computing basic net income per common share were 25,902,123, 25,293,188 and 23,504,077 for the years ended December 31, 2011, 2010, and 2009, respectively.  Total weighted average shares utilized in computing diluted net income per common share were 26,822,614, 26,242,696 and 25,468,405 for the years ended December 31, 2011, 2010, and 2009, respectively.  Dilutive securities include options to purchase shares of common stock, restricted stock units and stock warrants.  For the years ended December 31, 2011, 2009 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted income per common share.

 ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 12: STOCK-BASED COMPENSATION

2011 Equity Incentive Plan, 2008 Equity Incentive Plan and 2003 Plan

On May 11, 2011, the Board of Directors of the Company adopted the AboveNet, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which provides for the availability of a maximum of 1,600,000 shares of the Company’s common stock to be awarded to the Company’s employees (including officers), directors and consultants in the form of restricted stock unit awards, restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, performance-based awards and other stock- or cash-based awards.  The 2011 Plan was approved by the Company’s stockholders at the Company’s 2011 annual meeting of stockholders held on June 23, 2011.  The 2011 Plan will be administered by the Compensation Committee, which will, in its sole discretion, determine which individuals may participate in the 2011 Plan and the type, extent and terms of the awards to be granted.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  As of December 31, 2011, 396,200 common shares were reserved pursuant to outstanding restricted stock units and 1,203,800 common shares were available for future grants.

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted and unrestricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  Under the 2008 Plan, as of December 31, 2011, 940,418 common shares were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 3,288 common shares had been issued pursuant to the exercise of options to purchase shares of common stock, 9,281 common shares were issued pursuant to the Option Dividend on December 20, 2010, 403,196 common shares were reserved pursuant to outstanding restricted stock units, 6,712 common shares were reserved pursuant to outstanding options to purchase shares of common stock and 137,105 common shares were available for future grants.

On September 8, 2003, the 2003 Plan became effective.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 common shares to employees, directors and consultants who were selected to participate.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  Under the 2003 Plan, as of December 31, 2011, 1,169,432 common shares had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 850,643 common shares had been issued pursuant to options exercised to purchase common shares, 75,459 common shares were reserved pursuant to outstanding vested options to purchase shares of common stock and 34,378 common shares were cancelled.  No shares are available for future grants under the 2003 Plan.

Stock-based compensation expense for each period presented relates to share-based awards granted under the Company’s 2011 Plan described above, the 2008 Plan described above and the Company’s 2003 Plan, as applicable, and reflects awards outstanding during the applicable period, including awards granted both prior to and during such period.

Stock Options

There were no options to purchase shares of common stock granted during the years ended December 31, 2011, 2010 and 2009.

The Company recognized non-cash stock-based compensation expense amounting to $0.2 for the year ended December 31, 2009 with respect to stock options granted, which had an effect of decreasing net income by $0.01 per basic common share and by $0.01 per diluted common share for the year ended December 31, 2009.  There was no non-cash stock-based compensation expense recognized with respect to options to purchase shares of common stock during the years ended December 31, 2011 and 2010.

All such options are subject to forfeiture as specified in the respective award agreement.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

Information regarding options to purchase common stock granted, exercised and outstanding for the years ended December 31, 2011, 2010 and 2009 is summarized below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
Balance as of January 1, 2009	942,102	$13.84		$8.76
Exercised	(742,626)	$13.52		$8.62
Forfeited	(5,500)	$18.46		$12.09
Balance as of December 31, 2009	193,976	$14.93		$9.66
Exercised	(86,778)	$13.79		$8.91
Forfeited	(300)	$25.33		$16.99
Balance as of December 31, 2010	106,898	$15.83		$10.24
Exercised	(24,527)	$14.23		$9.28
Forfeited	(200)	$36.50		$24.58
Balance as of December 31, 2011	82,171	$16.25	$4.0	$10.50
Vested as of December 31, 2011	82,171	$16.25		$10.50
Exercisable as of December 31, 2011	82,171	$16.25	$4.0	$10.50

The grant date fair value of vested options to purchase common stock was as follows at December 31:

	Number of Options to Purchase Common Stock Vested	Total Grant Date Fair Value of Vested Options
2011	82,171	$0.9
2010	106,898	$1.1
2009	193,976	$1.9

The aggregate grant date fair value of options to purchase shares of common stock that vested during the year ended December 31, 2009 was $0.2 (10,000 shares).  No options to purchase shares of common stock vested during the years ended December 31, 2011 and 2010.

At December 31, 2010, all options to purchase shares of common stock were vested and, accordingly, the Company had no unearned stock-based compensation expense associated with options to purchase shares of common stock.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  The Company has adopted this method and determined the APIC Pool to be $2.8.  The Company reduced the APIC Pool by $0.1 in 2008 to reflect the tax effect of the delivery of common shares underlying restricted stock units in 2008.  There were 24,527, 86,778 and 742,626 options to purchase common shares exercised in the years ended December 31, 2011, 2010 and 2009, respectively.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

The following table summarizes information concerning outstanding and exercisable options to purchase common stock at December 31, 2011:

Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share of Options Outstanding and Exercisable
$10.48	34,259	1.7	$10.48
$12.50	15,265	3.6	$12.50
$15.00 - $19.99	12,660	2.7	$16.42
$20.00 - $24.99	3,300	3.9	$20.00
$25.00 - $29.99	5,975	4.7	$27.52
$30.00	6,712	6.7	$30.00
$36.50	4,000	5.6	$36.50
Total	82,171	3.1	$16.25

Restricted Stock Units

On December 1, 2011, pursuant to the 2011 Plan, the Board of Directors of the Company awarded 381,200 restricted stock units to certain employees, including 3,000 each to the five non-employee members of the Board of Directors and an aggregate 152,000 restricted stock units to the Company’s named executive officers as follows:

Name	Total
William G. LaPerch	65,000
Rajiv Datta	45,000
Joseph P. Ciavarella	21,000
Robert Sokota	21,000

The fair value of the grants was $59.49 per share, the closing price of the Company’s common stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest 127,059, 127,059 and 127,082 on November 16, 2012, November 16, 2013 and November 16, 2014, respectively.

On August 26, 2011, pursuant to the 2011 Plan, the Board of Directors of the Company awarded 15,000 restricted stock units to a named executive officer.  The fair value of the grant was $57.54 per share, the closing price of the Company’s common stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest 10,000 shares on November 16, 2012 and 5,000 shares on November 16, 2013.

On January 25, 2011, pursuant to the 2008 Plan, the Company granted an aggregate 213,100 restricted stock units, of which 190,000 were granted to the Company’s named executive officers as follows (including the 15,000 restricted stock units granted to Mr. Datta in connection with his appointment as Chief Operating Officer):

Name	Total
William G. LaPerch	65,000
Rajiv Datta	60,000
Joseph P. Ciavarella	21,000
Robert Sokota	21,000
John Jacquay	23,000

The fair value of each restricted stock unit granted was $59.25, the closing price of the Company’s common stock on the New York Stock Exchange on January 25, 2011.  The 213,100 restricted stock units were originally scheduled to vest as follows: 15,000 on November 16, 2011, 132,066 on November 16, 2012 and 66,034 on November 16, 2013.  Mr. Jacquay’s restricted stock units that were scheduled to vest in 2012 and 2013 were forfeited upon his resignation effective December 31, 2011. An additional 21,000 restricted stock units granted in 2011 were forfeited in 2011.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

On December 20, 2010, pursuant to the 2008 Plan, the Company awarded 254,700 restricted stock units to certain employees and the non-employee members of the Board of Directors.  The fair value of the grants was $56.82 per share, the closing price of the Company’s common stock on that day.  10,800 of these restricted stock units, granted to employees, vested on November 16, 2011.  Of the balance of 243,900 restricted stock units (including 3,000 restricted stock units to each of the five non-employee members of the Board of Directors), 161,267 were originally scheduled to vest on November 16, 2012 and 82,633 are scheduled to vest on November 16, 2013. To date, 10,050 restricted stock units pursuant to this grant have been forfeited.

Additionally, on December 20, 2010, pursuant to the 2008 Plan, the Board of Directors of the Company awarded 40,508 restricted stock units pursuant to the RSU Dividend.  24,918 of such restricted stock units vested on November 15, 2011, 8,846 of such restricted stock units vested on November 16, 2011, 1,246 vested, along with 14,000 previously granted restricted stock units, in February 2011 based upon the attainment of certain performance-based metrics with respect to fiscal year 2010, 1,246 restricted stock units vested along with 14,000 previously granted restricted stock units, on February 10, 2012 based upon the determination by the Compensation Committee of the Board of Directors that certain performance targets established for fiscal year 2011 had been met, and 4,252 restricted stock units were forfeited.

On December 2, 2010, pursuant to the 2008 Plan, the Company awarded 5,900 restricted stock units (i.e., an agreement to provide common shares in the future) to certain employees.  The fair value of the grant was $56.57 per share, the closing of the Company’s common stock on that day.  Such restricted stock units vested on November 16, 2011.

On December 3, 2009, pursuant to the 2008 Plan, the Company awarded 182,700 restricted stock units, originally scheduled to vest on November 16, 2010, to certain employees and the non-employee members of the Board of Directors.  The fair value of the grant was $53.90 per share, the closing price of the Company’s common stock on that day.  1,600 of these restricted stock units were accelerated and vested and delivered on October 25, 2010, 74,220 restricted stock units vested and were delivered on November 16, 2010, 93,690 restricted stock units vested and were delivered on November 16, 2011 and 13,190 restricted stock units were forfeited.

On September 8, 2011, 222,008 restricted stock units originally granted on September 8, 2008 vested. On November 15, 2011, 58,000 restricted stock units vested, 16,000 of which were granted on September 8, 2008 and 42,000 of which were granted on October 27, 2008. These restricted stock units were delivered on November 15, 2011. Additionally, 42,000 restricted stock units granted on September 8, 2008 and originally scheduled to vest on September 8, 2011 were forfeited in 2011.

The Company records as stock-based compensation expense, the fair value of restricted stock units awarded as of the grant date, ratably over the vesting period.  The Company recognized non-cash stock-based compensation expense amounting to $24.3, $11.9 and $9.5 for the years ended December 31, 2011, 2010 and 2009, respectively, with respect to restricted stock units awarded, which had the effect of decreasing net income by $0.56 per basic common share and by $0.54 per diluted common share for the year ended December 31, 2011, $0.28 per basic common share and $0.27 per diluted common share for the year ended December 31, 2010 and $0.40 per basic common share and $0.37 per diluted common share for the year ended December 31, 2009.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

The following schedule summarizes the activity for the Company’s “Restricted Stock Units” for the periods presented.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Market Value
Balance as of January 1, 2009	1,016,700	$31.65
Granted	182,700	$53.90
Issued	(584,362)	$34.35
Forfeited	(2,666)	$30.00
Balance as of December 31, 2009	612,372	$36.29
Restricted stock units previously granted, which were earned based on the achievement of certain performance targets for fiscal 2009 and included in Issued below	14,000	$20.00
Granted (1)	315,108	$57.09
Issued	(192,148)	$38.32
Forfeited	(12,736)	$57.67
Balance as of December 31, 2010 (2)	736,596	$44.22
Granted (3)	623,300	$59.48
Issued	(454,408)	$38.98
Forfeited	(106,092)	$47.05
Balance as of December 31, 2011	799,396	$57.59

(1)	Includes 14,000 restricted stock units previously granted and 1,246 granted pursuant to the RSU Dividend, which vested in 2011 based on the achievement of certain performance targets established in February 2010 for fiscal 2010. Also includes another 1,246 restricted stock units granted pursuant to the RSU Dividend, which vested in February 2012 based upon the achievement of certain performance targets established in February 2011 for fiscal 2011.

(2)	Excludes 14,000 restricted stock units previously granted, which vested in 2012 based on the achievement of certain performance targets established in February 2011 for fiscal 2011. These 14,000 restricted stock units are referenced in footnote (3) below.

(3)	Includes the 14,000 restricted stock units previously granted, which vested in 2012 based on the achievement of certain performance targets established in February 2011 for fiscal 2011.

The Company had $22.8, $8.1 and $2.1 of unearned stock-based compensation expense associated with the expected future vesting of the restricted stock unit awards outstanding at December 31, 2011, which is expected to be recognized in 2012, 2013 and 2014, respectively.

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

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 (“Section 16 Officers”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 of fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of common stock under the Stock Purchase Plan in any offering period.  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of December 31, 2011, we had a total of approximately 700 employees who were eligible to participate in the Stock Purchase Plan.

Offering Periods; Purchase Price

The Stock Purchase Plan operates by a series of offering periods of approximately 10 months in duration commencing on each January 16 and ending on November 15 (except that the 2010 offering period was from September 1, 2010 to November 15, 2010).  The purchases are made for participants at the end of each offering period by applying payroll deductions accumulated over the course of the offering period towards such purchases.  The payroll deductions accumulated over the course of the offering period are included in “Accrued expenses” in the Company’s consolidated balance sheet.  The price at which these purchases will be made will equal 85% of the lesser of the fair market value of the common stock as of the first day of the offering period or the fair market value on the last day of the offering period.

Offering Periods

108 employees participated in the January 16, 2011 to November 15, 2011 offering period.  Payroll withholdings to make purchases were $0.6 over the 2011 offering period.  86 employees participated in the September 1, 2010 to November 15, 2010 offering pursuant to which $0.2 was withheld over the 2010 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  The Company recognized non-cash stock-based compensation expense with respect to the Stock Purchase Plan of $0.12 for the year ended December 31, 2011.  The Company issued 12,288 shares with respect to the 2011 Offering Period.  Stock-based compensation expense recognized with respect to the Stock Purchase Plan in the year ended December 31, 2010 was $0.02.  The Company issued 4,414 common shares with respect to the 2010 offering period.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 13: OTHER (EXPENSE) INCOME, NET

Other income (expense), net consists of the following:

	Years Ended December 31,
	2011	2010	2009
Settlement of interest rate swap agreements and write-off of unamortized debt issuance costs associated with the repayment of amounts due under the Secured Credit Facility	$(1.6)	$—	$—
(Loss) gain on foreign currency	(0.4)	(0.6)	1.9
(Loss) on sale or disposition of property and equipment	(0.2)	(0.2)	(1.3)
Gain on settlement or reversal of liabilities (*)	0.4	2.2	2.9
Gain on recovery of property taxes previously paid	0.4	—	—
Gain on settlement of insurance claim	0.1	0.3	—
Other	0.3	0.3	0.1
Total	$(1.0)	$2.0	$3.6

(*)	Represents the reversal of certain transaction tax liabilities resulting primarily from the expiration of statute of limitations.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

2012	$69.6
2013	48.1
2014	36.3
2015	31.8
2016	28.3
Thereafter	145.8
Total	$359.9

Rent expense, which is a component of the above table, was $36.1, $35.0 and $33.2 for the years ended December 31, 2011, 2010 and 2009, respectively, which is net of sublease rents of $1.5, $1.2 and $2.2 for the respective years. Rent expense reflected is also net of the amortization of deferred fair value rent liability, which represents the difference between the present value of the contractual obligations under the leases in place as of the fresh start date and the fair market value of such obligations.  The Company recorded $0.6, $0.8 and $1.2 in the years ended December 31, 2011, 2010 and 2009, respectively, as reductions to rent expense.  At December 31, 2011 and 2010, the deferred fair value rent liability was $1.1 and $1.5, respectively, of which $0.6 is included in accrued expenses at both dates, and $0.5 and $0.9, respectively, are included in other long-term liabilities on the related consolidated balance sheets.

At December 31, 2011, the Company had commitments for customer build-outs and infrastructure totaling $17.7.

Appointment of Chief Operating Officer

On January 25, 2011, the Board of Directors of the Company appointed Rajiv Datta, its Senior Vice President and Chief Technology Officer, as the Company’s Chief Operating Officer.  In connection with this appointment, the Company’s Board of Directors approved the increase in Mr. Datta’s annual base salary from $0.3 to $0.4 and made a special grant to Mr. Datta of 15,000 restricted stock units, all of which vested and were delivered on November 16, 2011.

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

On April 27, 2011, the Company and John Jacquay, the Company’s Senior Vice President for Sales and Marketing, agreed that Mr. Jacquay would resign from his position as Senior Vice President of Sales and Marketing as of July 15, 2011.  Mr. Jacquay continued to be employed by the Company and provided services on other projects through December 31, 2011, the expiration date of his employment agreement with the Company (the “Contract Expiration Date”), at which time he separated from the Company.  In connection with his separation from the Company on the Contract Expiration Date, Mr. Jacquay forfeited any unvested stock units held by him as of that date.  The Company and Mr. Jacquay also agreed that his bonus target amount for 2011 would be $0.3.

On July 25, 2011, the Company entered into an employment agreement with Mr. Nicholas Ridolfi under which Mr. Ridolfi agreed to become the Company’s Senior Vice President for Sales.  The employment agreement provides for an annual base salary of $0.25, a target bonus of $0.1 for 2011 and $0.25 for 2012, and a term extending to December 31, 2012. Mr. Ridolfi’s employment agreement provides for the payment of severance in connection with certain termination events and includes confidentiality, non-compete and assignment of intellectual property covenants.

Effective November 30, 2011, the Company and each of William G. LaPerch (Chief Executive Officer and President), Rajiv Datta (Chief Operating Officer), Joseph P. Ciavarella (Senior Vice President and Chief Financial Officer) and Robert Sokota (Senior Vice President and General Counsel) entered into amendments to their respective employment agreements providing for the extension of the termination date from December 31, 2012 to December 31, 2013.  No other changes to these employment agreements were effected. Each of these employment agreements currently provides that its term shall be automatically extended, unless sooner terminated as provided therein, for successive additional one-year periods, unless at least 120 days prior to the end of the term, the Company or the respective executive has notified the other that the term will not be extended.

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

New York City Franchise Agreement

As a result of certain ongoing litigation with a third party, for several years, the Department of Information Technology and Telecommunications of the City of New York (“DOITT”) suspended any discussions regarding renewals of telecommunications franchises in the City of New York.  As a result, it is the Company’s understanding that DOITT has not renewed any recently expired franchise agreement, including the Company’s franchise agreement which expired on December 20, 2008.  Prior to the expiration of the Company’s franchise agreement, the Company sought out and received written confirmation from DOITT that the Company’s franchise agreement provides a basis for the Company to continue to operate in the City of New York pending conclusion of renewal discussions.  The Company believes that a number of other operators in the City of New York are operating on a similar basis.

DOITT recently issued a solicitation for bids for franchises authorizing the installation of landline facilities in the City of New York’s right-of-way for the provision of information services and telecommunication services.  Based on the Company’s review of the solicitation and its discussion with officials for DOITT, the Company understands that franchises to be issued in connection with the solicitation will replace the existing broadband franchise for services providers in the City of New York.  The fees for providers proposed in the solicitation are substantially higher than the franchise fees paid by the Company.  The Company plans to submit an application for a franchise under such solicitation.

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

 Environmental Protection Agency Obligations

The Company recently became aware of certain reports that the Environmental Protection Agency (the “EPA”) requires the Company to file.  The reports relate to the storage of sulfuric acid, fuel and lead by the Company.  The rules governing the EPA reporting provide for penalties for failure to timely file these reports.  The rules include provisions that allow companies to voluntarily disclose the failure to file and potentially mitigate penalties otherwise due.  The Company has disclosed to the EPA its failure to file in the past and has subsequently made the required filings.  The Company believes that under these rules, it can mitigate substantially all of the penalties.  Accordingly, the consolidated financial statements included herein do not include an accrual for such penalties as of and for the period ended December 31, 2011.

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

NOTE 15:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and ability to estimate the amount of potential loss.  We do not anticipate that the outcome of such matters (or the other matters described below) will have a material adverse effect on our business, financial condition or results of operations.

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, the Company paid $10.9 in connection with this litigation.  During 2010, the Company recorded an additional provision of $0.9 to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates as appropriate.  The Company has a remaining accrual balance of $0.7 relating to this litigation included in the Company’s consolidated balance sheets at both December 31, 2011 and 2010.

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

From time to time, other legal matters in which the Company may be named as a defendant arise in the normal course of its business activities. The resolution of these legal matters against the Company cannot be accurately predicted. The Company does not anticipate that the outcome of such matters (or the other matters described above) will have a material adverse effect on its business, financial condition or results of operations.

NOTE 16:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.44, $0.39 and $0.35 in the years ended December 31, 2011, 2010 and 2009, respectively.  No amounts were outstanding at each of December 31, 2011 and December 31, 2010.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company.  The Company purchased certain installation and construction services totaling $0.002 in 2010 and $0.03 in 2009 from such construction firm.  The Company had no purchases from such construction firm in 2011.  All activities between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

NOTE 17:  SEGMENT REPORTING

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets.  The following table presents revenue and long-lived asset information for geographic areas:

	Years Ended December 31,
	2011	2010	2009
Revenue
United States	$428.5	$372.8	$328.0
United Kingdom and Others	51.3	42.6	35.9
Eliminations	(7.3)	(5.7)	(3.8)
Consolidated Worldwide	$472.5	$409.7	$360.1

	December 31,
	2011	2010
Long-lived assets
United States	$561.7	$502.9
United Kingdom and Others	49.8	37.9
Consolidated Worldwide	$611.5	$540.8

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly consolidated results for the year ended December 31, 2011.

	2011 Quarter Ended
	March 31	June 30		September 30	December 31
Revenue	$114.4	$118.3		$118.2	$121.6
Costs of revenue	40.2	40.7	(1)	37.8	44.0	(2)
Selling, general and administrative expenses	29.8	30.4		30.1	26.1
Depreciation and amortization	18.3	19.2		18.9	18.9
Operating income	26.1	28.0		31.4	32.6
Other income (expense):
Interest income	—	—		0.1	—
Interest expense	(1.2)	(1.1)		(1.2)	(1.0)
Other (expense) income, net	(0.7)	0.3		(0.1)	(0.5)
Income before income taxes	24.2	27.2		30.2	31.1
Provision for income taxes	9.7	11.1		12.2	7.0	(3)
Net income	$14.5	$16.1		$18.0	$24.1

Basic net income per share	$0.56	$0.63		$0.69	$0.93
Weighted average number of common shares	25,803,904	25,818,689		25,821,643	26,161,213

Diluted net income per share	$0.54	$0.60		$0.67	$0.90
Weighted average number of common shares	26,772,811	26,837,305		26,776,938	26,902,481

Fluctuations in revenue reported by period were impacted by contract termination revenue recognized by quarter as follows:

Quarter ended March 31, 2011	$2.1
Quarter ended June 30, 2011	$1.0
Quarter ended September 30, 2011	$0.8
Quarter ended December 31, 2011	$0.5

(1)	Includes provision for equipment impairment of $0.1.

(2)	Includes provisions for equipment impairment totaling $1.1.

(3)	During the fourth quarter of 2011, based upon the Company’s review of its profitability in the U.K. and internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets, the Company reduced the valuation allowance by $9.1 with respect to deferred tax assets associated with its U.K. operations, which was comprised of a $9.2 tax benefit recognized, partially offset by $0.1 due to foreign currency translation.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share information)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED) (Cont’d)

The following table presents the unaudited quarterly consolidated results for the year ended December 31, 2010.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During 2009, management remediated the previously existing material weaknesses in our entity level controls, financial close and financial statement reporting processes, income taxes, property and equipment and inventory processes.  The Company completed and filed all past due federal and state income tax returns in the fourth quarter of 2008.  The Company reconciled its physical inventory counts to the financial records at September 30, 2008 and began updating the perpetual inventory records on a monthly basis through December 31, 2009.  During each of the years ended December 31, 2010 and 2009, the Company continued to develop processes to manage property and equipment through a property and equipment sub-ledger and it is in the process of converting those records to a more integrated sub-ledger system.  During 2010, the Company’s management also continued re-engineering efforts and is re-aligning departments to create more efficiency and lines of responsibility, which will improve the timely recording of project cost allocations and accrued obligations relating to property and equipment.  During 2010, the Company hired a Director of Corporate Tax to ensure ongoing tax compliance.  The Company continues to evaluate methods to integrate processes and systems for better information flow.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting, and has issued an attestation report below that reflects an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

As discussed above, the Company continued to develop and refine its controls at the entity level, controls over financial close and financial statement reporting, income taxes and property and equipment.  The operating effectiveness and design of the controls were tested throughout 2011 by the Company’s management and by the Company’s independent registered public accountants as part of their integrated audit of the consolidated financial statements.  Both the Company’s management and the independent registered public accountants concluded that the controls were effectively operating.

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

AboveNet, Inc.

White Plains, New York

We have audited AboveNet, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  AboveNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AboveNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 29, 2012

ITEM 9B.  OTHER INFORMATION

The information set forth in “Item 11, “Executive Compensation,” with respect to the determination of bonuses based on performance in 2011 and the establishment of the 2012 Bonus Plan is hereby incorporated by reference in this Item 9B.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of the persons who are our directors, their ages and respective business backgrounds, including directorships of other public companies, as well as the specific experiences, qualifications, attributes and skills that have led the Board of Directors to determine that such members should serve on the Board of Directors:

Jeffrey A. Brodsky

Mr. Brodsky, 53, has been a member of the Company’s Board of Directors since September 2003 and has been Chairman of the Audit Committee since that date.  He became non-executive Chairman of the Board in December 2005.  He is currently leading Quest Turnaround Advisors, L.L.C. (“Quest”) in its role as Plan Administrator of Adelphia Communications Corporation and is Trust Administrator of the Adelphia Recovery Trust.  Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Rye Brook, NY in 2000 and has been a Managing Director of Quest since that time.  Mr. Brodsky holds a Bachelor’s degree from New York University College of Business and Public Administration, and a Master’s degree from its Graduate School of Business.  He is a Certified Public Accountant.  Mr. Brodsky is currently a Director of Euramax Holdings, Inc., Horizon Lines, Inc. and inMotion, Inc.  Mr. Brodsky’s significant experience in the areas of accounting, finance and general business matters, as well as his past experience with us, are important to the Board’s ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Michael J. Embler

Mr. Embler, 47, has been a member of the Board of Directors since September 2003 and is a member of the Governance and Nominating Committee.  In 2010, Mr. Embler became a member of the Audit Committee.  From 2005 until May 2009, Mr. Embler served as the Senior Vice President and Chief Investment Officer at Franklin Mutual Advisers, LLC (“FMA”), a firm he joined in 2001 as Vice President.  Funds managed by FMA collectively are the Company’s largest stockholder.  From 1992 to 2001, Mr. Embler served in various management positions with Nomura Holding America, Inc., most recently as Managing Director.  Mr. Embler currently serves as a director of CIT Group Inc., a publicly-traded company, and was appointed as a director of Dynegy, Inc., a publicly traded company, on May 4, 2011.  Mr. Embler has previously served as a Director of Kindred Healthcare, Inc. from 2001 to 2008 and Grand Union Company, both publicly-traded companies, and several private companies.  Mr. Embler also serves on the Board of Trustees of Corlears School, a non-profit entity. Mr. Embler holds a Bachelor’s degree from the State University of New York at Albany and a Master of Business Administration from George Washington University.  Mr. Embler’s significant experience with respect to finance, investing and general business matters, as well as his past experience with us, are important to the Board’s ability to review our financial statements and our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Postma

Mr. Postma, 61, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee and the Strategy Committee.  Mr. Postma has been the Co-Chairman and Chief Executive Officer of US Signal Company LLC, since the time he co-founded it in 2000.  He also currently serves as Chairman of Turnkey Network Solutions LLC, Littlefield Group, Inc., R.T. London, Inc. and P&V Capital Holdings, LLC.  Since November 2009, Mr. Postma has served as the Chairman of the Board of Directors of Macatawa Bank Corporation.  Mr. Postma has also served as Co-Chairman and Chief Executive Officer of US Xchange, LLC, and has previously served on the Board of Directors and Audit Committee of Choice One Communications, Inc. (NASDAQ).  From 1983 to 1996, Mr. Postma served as General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc., and US Signal.  Prior to this, Mr. Postma was a Partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell and Cummiskey, P.L.C., where he spent 15 years.  Mr. Postma is a graduate of Calvin College and the University of Michigan Law School.  Mr. Postma’s significant experience with respect to law, telecommunications and general business matters, as well as his past experience with us, are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Richard Shorten, Jr.

Mr. Shorten, 44, has been a member of the Board of Directors since September 2003 and is a member of the Audit Committee, the Compensation Committee, and serves as the Chairman of the Governance and Nominating Committee and the Strategy Committee.  He is the Managing Director of Silvermine Capital Resources, LLC, a firm that he founded in 2001 to originate, structure and manage private investment transactions for hedge funds.  Mr. Shorten is a managing member of Power Play Solar, LLC, a solar asset development and finance company.  Mr. Shorten is also a member of the Board of Directors of  Cinchcast, Inc., Enterprise Informatics, Inc. and Infinia Corporation where he is Executive Chairman and previously served as a member of the Board of Directors of First Avenue Networks, Inc. from December 2001 through August 2006, and Mpower Holding Corporation from July 2002 to February 2006 and Movie Gallery, Inc. from 2009 to 2010.  From 2000 to 2001, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources.  From 1997 to 2000, he was with Destia Communications and its acquirer, Viatel, Inc., where Mr. Shorten was appointed Senior Vice President, Data Services.  Mr. Shorten received a Juris Doctorate degree, with honors, from Rutgers Law School and holds a Bachelor of Arts degree from Colgate University.  Mr. Shorten’s significant experience with respect to law, telecommunications and general business matters, as well as his past experience with us, are important to the Board’s ability to evaluate our product and service offerings, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Stuart Subotnick

Mr. Subotnick, 69, has been a member of the Board of Directors since 1997 and is Chairman of the Compensation Committee and a member of the Strategy Committee.  Since September 2010, Mr. Subotnick has been President and Chief Operating Officer of Metromedia Company, a management and investment company.  From 1986 to August 2010, Mr. Subotnick was General Partner, Executive Vice President of Metromedia Company.  Mr. Subotnick started with Metromedia, Inc., a predecessor of Metromedia Company, as a tax attorney in 1967, and spent two decades in various management roles, becoming Chief Financial Officer in 1981 and Senior Vice President of Finance and Administration in 1983.  Since 1981, Mr. Subotnick has been responsible for negotiating all of the major Metromedia corporate transactions, including the sale of certain of Metromedia divisions.  Mr. Subotnick is also the lead Director of Carnival Corporation and is a Director of both the Shubert Organization and Conair Corporation.  He served as a member of the Board of Directors of Metromedia International Group, Inc. from the mid-1990s until 2007.  He is Chairman of the Board of Trustees of Brooklyn Law School and a member of the Board of Baruch College (CUNY).  Mr. Subotnick also serves as a Vice Chair of the New York Racing Association.  Mr. Subotnick earned a Bachelor of Business Administration degree from Baruch College, a Master of Law degree from Brooklyn Law School and a Juris Doctorate degree from New York University.  Mr. Subotnick’s significant experiences with respect to finance, investing and general business matters, as well as his past experience with us, are important to the Board’s ability to review our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

William G. LaPerch

Mr. LaPerch, 56, has been the President and Chief Executive Officer and a member of the Board of Directors of the Company since March 2004.  From 1999 to March 2004, Mr. LaPerch served in various executive positions relating to the Company’s operations.  From 1989 to 1999, Mr. LaPerch served as Vice President of Network Services for MCI where he managed that company’s local, long distance, data and Internet networks.  Previously, Mr. LaPerch held executive positions at NYNEX.  Mr. LaPerch is a graduate of the United States Military Academy at West Point, where he earned a Bachelor of Science degree in Engineering.  Mr. LaPerch also received a Master of Business Administration from Columbia University.  Mr. LaPerch’s experience and his role as our President and CEO enable him to play an important role as a member of the Board of Directors.

Each of the members of the Board of Directors will serve until a replacement is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 15, 2012.  Our executive officers are appointed by and serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
William G. LaPerch	56	President and Chief Executive Officer, and Director
Rajiv Datta	41	Chief Operating Officer
Joseph P. Ciavarella	56	Senior Vice President and Chief Financial Officer
Robert Sokota	48	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Nicholas Ridolfi	56	Senior Vice President for Sales

Information about Mr. LaPerch is set forth above in this Item 10 under “Directors.” The background information of our other executive officers is set forth below.

Rajiv Datta

Mr. Datta, 41, was appointed Chief Operating Officer in January 2011.  From May 2004 to January 2011, he served as Senior Vice President and Chief Technology Officer, a role in which he oversaw all aspects of Engineering, IT and Product Development activities across our metro, long haul and IP networks.  He joined the Company in 1998 and became a Vice President in 2002.  Prior to joining the Company, Mr. Datta held various engineering and development positions at Alcatel Telecommunications Cable in North Carolina and at Alcatel’s Optical Fiber Competency Center near Paris, France.  Mr. Datta holds a Bachelor of Science degree and a Master of Science degree in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

Joseph P. Ciavarella

Mr. Ciavarella, 56, was appointed as Acting Chief Financial Officer in March 2008 and Senior Vice President and Chief Financial Officer in October 2008.  Mr. Ciavarella had been an independent consultant since December 2006 and served as Vice President and Chief Financial Officer of Langer, Inc., a provider of custom orthotic devices, related orthopedic and skin care products, from February 2004 to November 2006.  From August 2002 to February 2004, Mr. Ciavarella was the Chief Financial Officer of New York Medical, Inc., a medical practice management company and, from 1998 through July 2002, he was Senior Vice President - Finance of Aviation Capital Group, an independent aircraft leasing and finance company that became a subsidiary of Pacific Life Insurance Company.  Prior to that, from 1994 to 1998, Mr. Ciavarella was Chief Financial Officer in the alternative investment division of PaineWebber, Inc. and, from 1983 to 1993, was Corporate Vice President of Integrated Resources, Inc. (and Chief Financial Officer of its equipment leasing and alternative investment division).  He began his career at Touche Ross & Co. (now Deloitte, LLP).  Mr. Ciavarella received a Bachelor of Business Administration degree from Hofstra University, Hempstead, New York, in 1977, and became a Certified Public Accountant in 1979.

Robert Sokota

Mr. Sokota, 48, is currently the Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, overseeing and advising on all of the Company’s legal and contractual issues and negotiations.  He became the Senior Vice President, General Counsel and Secretary in January 2001 and the Chief Administrative Officer in 2004.  He originally joined the Company in January 2000 as Vice President, Legal.  Prior to joining the Company, Mr. Sokota was Vice President of the legal department for Metromedia International Telecommunications, Inc.  He also worked as an associate with the firm Steptoe & Johnson in Washington, D.C. from 1989 to 1994.  Mr. Sokota holds a Juris Doctorate degree from the University of Chicago and a Bachelor of Arts degree from George Washington University.

Nicholas Ridolfi

Mr. Ridolfi, 56, is currently the Senior Vice President for Sales overseeing the Company’s U.S.-based sales teams.  He joined the Company in August 2011.  From 2008 to 2011, he was Vice President of the global collaboration services division at Premiere Global Services where he focused on delivering virtual collaboration solutions to the Fortune 500 client base.  Prior to that, Mr. Ridolfi held senior sales positions at MCI from 1986 to 2006 and Juniper Networks from 2006 to 2008.  Mr. Ridolfi holds a Bachelor of Arts in Economics degree from Brooklyn College, New York.

Director and Executive Officer Involvement in Legal Proceedings

Messrs. LaPerch and Sokota served as President, Enterprise Services and Senior Vice President and General Counsel, respectively, for Metromedia Fiber Network, Inc. at the time that it filed for bankruptcy protection in May 2002.

Corporate Governance

In December 2005, the Board of Directors documented the governance practices to be followed by the Company by adopting Corporate Governance Guidelines to promote the functioning of the Board and its committees and set forth a common set of expectations as to how the Board should perform its functions.  The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection, board meetings and involvement of senior management, and board committees and director compensation.  The Corporate Governance Guidelines can be found through the “Investors - Corporate Governance” section of our website at www.above.net and a printed copy will be provided free of charge to any stockholder upon request.

The Board of Directors and the committees of the Board of Directors met numerous times during 2011.  The Board of Directors held 27 meetings in 2011.  The Company’s independent directors held regularly scheduled executive sessions at which only independent directors were present.  Meetings of the Board of Directors and executive sessions of the Board are led by the Chairman of the Board, Jeffrey A. Brodsky.  We believe each of the members of the Board of Directors is qualified to serve as a director based on their experience and ability to bring different perspectives to the Company’s business as described in the biographical information provided above.

In 2011, the Company had a standing Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategy Committee.  The Audit Committee met six times in 2011.  The Compensation Committee met five times in 2011.  The Governance and Nominating Committee met once in 2011.  The Strategy Committee did not meet in 2011.  Each director attended 75% or more of the meetings of the Board of Directors and the committees on which he served.

Each of the existing committees, other than the Strategy Committee, operates pursuant to a written charter, copies of which are available through the “Investors - Corporate Governance” section of our website at www.above.net.  A printed copy of the charter of any of our Board committees will be provided free of charge to any stockholder upon request.  The committees of the Board of Directors are described in more detail below.

The Company has adopted a Code of Conduct that applies to all of our employees, including our executive officers, and to our directors.  Our Code of Conduct, which satisfies the Securities and Exchange Commission (“SEC”) requirements for a code of ethics, can be found through the “About – About Overview” section of our website at www.above.net.  A printed copy of the Code of Conduct will be provided free of charge to any stockholder upon request.  If a waiver of our Code of Conduct is granted to any of our executive officers or directors, we will promptly disclose the amendment or waiver on our website as required by SEC and New York Stock Exchange rules.

Board Leadership Structure and Role in Risk Oversight

We maintain a Board leadership structure that separates the positions of Chairman of the Board of Directors from Chief Executive Officer.  By having separate individuals serve as Chairman of the Board of Directors and Chief Executive Officer, we believe that we provide for additional independence of and oversight by the Board of Directors, which enables our Chief Executive Officer to focus his time and attention on the Company’s operations and strategic direction.

The Board of Directors has general risk oversight responsibilities.  The Audit Committee of the Board of Directors oversees risk issues with respect to our financial reporting and accounting.  In 2011, the Audit Committee reviewed risks associated with the Company’s systems’ upgrade project.  Our internal audit department, which monitors our compliance with financial reporting and accounting risk controls, reports to the Audit Committee.  The Board of Directors believes that this structure enables it to effectively oversee risk management.

Audit Committee

The Audit Committee consists of Messrs. Brodsky (Chairman), Embler, Postma and Shorten, each of whom satisfies the applicable independence and other qualification requirements of the New York Stock Exchange corporate governance and SEC rules for serving on an audit committee.  The Board of Directors has determined that Mr. Brodsky, the Audit Committee’s Chairman, is an “audit committee financial expert” as defined in the applicable SEC rules.  The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility for the integrity of the Company’s financial reports.  The Audit Committee also carries out other functions from time to time as assigned to it by the Board of Directors.  The Audit Committee, or in some cases the Board of Directors, reviews and approves related party transactions.

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

Report of the Audit Committee *

Management is responsible for the preparation of the Company’s financial statements and the Company’s independent registered public accountants are responsible for auditing those statements.  In connection with the preparation of the December 31, 2011 financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent registered public accountants the matters required to be discussed under standards of the Public Company Accounting Oversight Board (“PCAOB”), including Statement on Auditing Standards No. 61 (as the same may be amended or supplemented); and (iii) received the written report, disclosures and the letter from the independent registered public accountants required by the PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and the Audit Committee has reviewed, evaluated and discussed with that firm the written report and its independence from the Company.  The Audit Committee also has discussed with management of the Company and the independent registered public accountants such other matters and received such assurances from them as the Audit Committee deemed appropriate.

Based upon these reviews and discussions, the Audit Committee recommended, and the Board of Directors approved,  the inclusion of our audited financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the SEC.

MEMBERS OF THE AUDIT COMMITTEE

Jeffrey A. Brodsky, Chairman

Michael J. Embler

Richard Postma

Richard Shorten, Jr.

*  The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The Compensation Committee consists of Messrs. Subotnick (Chairman), Postma and Shorten, each of whom satisfies the independence and other qualification requirements of New York Stock Exchange corporate governance rules.  The Compensation Committee’s role is to establish and review our overall compensation philosophy and policies and to approve the compensation for the Company’s senior executive officers (including our executive officers named in the Summary Compensation Table set forth below (the “named executive officers”)) and related matters.  In this regard, the Compensation Committee approves the Company’s overall bonus plan, grants (or recommends to the Board of Directors) equity compensation and approves (or recommends to the Board) salary changes for senior executive officers.  The Compensation Committee meets several times during the year, and the Compensation Committee Chairman periodically reports on Compensation Committee actions and recommendations at Board meetings.  In addition, the Compensation Committee unofficially conferred without the participation of management in executive session on a number of occasions.  The Compensation Committee has the power to retain the services of outside counsel, advisors, experts and others to assist the Compensation Committee.

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

Compensation Committee Report *

The Compensation Committee has submitted the following report for inclusion in this Annual Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.  Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2012 annual meeting of stockholders and in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Governance and Nominating Committee recommends to the Board for selection candidates to the Board to serve as nominees for election as directors at the annual meeting of stockholders.  The Board is responsible for filling vacancies on the Board that may occur between annual meetings of stockholders.  As part of its process, the Governance and Nominating Committee will consider nominees proposed by stockholders of the Company.  In considering possible candidates for election as a director, the Governance and Nominating Committee is guided by the following principles: (a) each director should be an individual of the highest character and integrity; (b) each director should have substantial experience which is of particular relevance to the Company, and the Board should encompass a broad range of knowledge and expertise; (c) each director should have sufficient time available to devote to the affairs of the Company; (d) each director should represent the best interests of the stockholders as a whole rather than special interest groups; (e) the size of the Board should facilitate substantive discussions in which each director can participate meaningfully; (f) a majority of the Board should consist of directors who are neither officers nor employees of the Company or its subsidiaries (and have not been officers or employees within the previous three years), do not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who are otherwise “independent” under the rules of the New York Stock Exchange as in effect from time to time; and (g) such other factors as the Governance and Nominating Committee determines appropriate.  In considering possible candidates for election as a director, the Governance and Nominating Committee considers diversity of business backgrounds and skills to ensure that the Company is provided with different perspectives from various professional backgrounds including directors with experience in accounting, finance, law and telecommunications.  In addition, as the Company increases its presence outside of the U.S., the Governance and Nominating Committee will also consider the international experience of possible candidates.

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

The Governance and Nominating Committee will consider director candidates recommended by stockholders.  The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether or not the candidate was recommended by a stockholder.  Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Governance and Nominating Committee at the following address: AboveNet, Inc., c/o Secretary at 360 Hamilton Avenue, White Plains, NY 10601 at least 120 days prior to the anniversary date of the previous annual meeting of stockholders.  Submissions must include, among other things, the name, age, business address and residence address of such person, the principal occupation or employment of such person, a description of all arrangements and understandings between the proposed nominee and stockholder making such nomination and the information required pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  Stockholders wishing to make a nomination are advised to review the Company’s bylaws for additional requirements.  Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such reports and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2011, all filings required by our executive officers, directors and greater than 10% beneficial owners under Section 16(a) were timely.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goal of our compensation program is to improve our financial and operational performance and thereby increase value for our stockholders.  Our compensation program is designed to provide certain fixed base salary compensation, to provide variable compensation linked to measures of our performance that contribute to increased value and to provide compensation in the form of equity to align the interests of our employees with those of our stockholders.  Our compensation program for employees takes into account the following goals: enhancing stockholder value; enabling us to attract and retain top quality employees; rewarding successful performance and providing appropriate relative internal compensation balance among our employees.

Executive Compensation Component Summary

The major components of compensation for the individuals listed in the Summary Compensation Table below (William G. LaPerch, President and Chief Executive Officer and Director; Rajiv Datta, Chief Operating Officer; Joseph P. Ciavarella, Senior Vice President and Chief Financial Officer; Robert Sokota, Senior Vice President, General Counsel, Chief Administrative Officer and Secretary; John Jacquay, Former Senior Vice President, Sales and Marketing; and Nicholas Ridolfi, Senior Vice President for Sales), who are referred to herein as the named executive officers, are base salary, annual incentive bonuses and equity compensation.  We believe that the compensation provided to our named executive officers is reasonable and not excessive.

In setting 2011 compensation for the named executive officers, we have considered many factors including the following:

(1)	our steadily improving performance in recent years, which we believe has and will result in increased value to our stockholders;
(2)	the significant experience and industry knowledge of our named executive officers and the demonstrated quality and effectiveness of their leadership; and
(3)	that a significant portion of the overall 2011 compensation was represented by variable, performance-based pay.

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

Roles of the Compensation Committee and Management in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process for the named executive officers (other than the Chief Executive Officer) by among other things, making recommendations to the Compensation Committee.  However, the Compensation Committee approves the compensation for the named executive officers and retains complete discretion to accept, reject or modify any management recommendations.  The most significant contributions by management to the compensation process are:

•	evaluating employee performance;
•	providing information to the Compensation Committee related to the compensation of our employees;
•	providing input regarding the accounting, tax and legal impact of our compensation policies;
•	recommending business performance targets and objectives; and
•	recommending salary levels, bonus amounts and equity awards.

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

Base Salary

The base salaries provided to the named executive officers are intended to retain such executives and provide them with a firm base of compensation.  Base salaries of the named executive officers are intended to relate to their corresponding level of authority, responsibilities, experience and past achievements.  Base salaries are reviewed annually, but are not automatically increased if we believe that the existing base salary is appropriate or if other compensation is better suited to reward prior accomplishments.

The annual base salary initially set for each of Messrs. Datta, Ciavarella, Sokota and Jacquay in their respective employment agreements was recommended by the Chief Executive Officer to the Compensation Committee, after the Compensation Committee’s compensation consultant completed a study of the Company’s compensation levels and plans, which amounts were approved by the Compensation Committee.  Mr. Ridolfi’s compensation was set at $250,000 per annum in his employment agreement with the Company, effective as of July 25, 2011 (the “Ridolfi Agreement”).  The Compensation Committee sets the annual base salary for the Chief Executive Officer, and together with the Chief Executive Officer, sets any increases in base salary for the other named executive officers.  Mr. Datta was named Chief Operating Officer effective January 25, 2011, at which time his annual base salary was increased to $400,000.

Incentive Cash Bonus Program

The 2011 annual incentive cash bonus program for non-sales based employees was designed to incentivize employees towards the common goal of maximizing our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).  A bonus pool calculation was approved on February 10, 2011 for various target levels of achieved consolidated adjusted EBITDA.  The bonus pool target levels, as set forth in the table below, provided the Compensation Committee with guideline amounts to consider in deciding on the amount of each bonus paid to our named executive officers (other than Mr. Ridolfi) for 2011 performance.  Each consolidated adjusted EBITDA target level provided for a bonus percentage for each employment level tier.  The bonus pool was determined by multiplying the applicable bonus percentages by the 2011 base pay earnings of the eligible employees in each employee tier.  To calculate consolidated adjusted EBITDA, certain non-recurring, non-operational and non-cash items, including share-based compensation expenses, were added back to EBITDA.  These adjustments, which totaled $19.0 million in 2011, were add-backs of $24.4 million for non-cash stock-based compensation expense and other expense of $1.0 million offset by excess contract termination revenue of $3.4 million and certain non-recurring benefits from the reversal of fibre tax rates in the U.K., which were reflected as a reduction of costs of revenue of $3.0 million.  Mr. Ridolfi’s bonus target of $0.1 million was set in the Ridolfi Agreement.

A bonus pool has been set for achievement of various levels of 2011 consolidated adjusted EBITDA set by the Compensation Committee.  The guidelines for target payouts (as a percentage of 2011 base compensation) and performance targets under the 2011 Bonus Plan for the bonus pool in which the named executive officers (other than Messrs. Ridolfi and Jacquay) participate are as follows:

Target Payout (Percentage of 2011 Base Compensation)	26%	29%	32%	35%	38%	41%	44%	47%	50%
Consolidated Adjusted EBITDA (in millions)	$177.2	$184.2	$191.2	$198.2	$205.2	$212.2	$219.2	$226.2	$233.2

In connection with Mr. Jacquay’s agreement to separate from the Company on December 31, 2011, the Company and Mr. Jacquay agreed that his target payout under the 2011 Bonus Plan would be $0.3 million in the event the Company achieved at least $198.2 million in consolidated adjusted EBITDA for the year ended December 31, 2011.

The applicable percentages and discretionary amount for the calculation of the bonus pool were determined based on our achieving 2011 consolidated adjusted EBITDA of $211.4 million.  At this level of consolidated adjusted EBITDA, up to an additional $650,000 was eligible to be added to the bonus pool for bonus eligible employees over and above the bonus pool established based upon the percentage of 2011 base compensation at the achieved level of consolidated adjusted EBITDA.  We believe that the achievement of the annual consolidated adjusted EBITDA target set in our annual business plan was the most appropriate target for the bonus pool given the important link between EBITDA and valuation in the telecommunications industry.

The employment agreements for Messrs. LaPerch, Datta, Ciavarella and Sokota provide for a bonus target equal to 35% of such named executive officer’s base salary, or in the case of Mr. Jacquay, an annual cash bonus target of $250,000, in the event that the Company meets the targets set by the Compensation Committee.  For 2011, the target set by the Compensation Committee was the achievement of $198.2 million in consolidated adjusted EBITDA.  Amounts paid in excess of the amounts payable pursuant to the named executive officers’ employment agreements are at the discretion of the Compensation Committee.   The Chief Executive Officer recommended the 2011 annual incentive cash bonus amounts for named executive officers other than himself to the Compensation Committee, which amounts were approved by the Compensation Committee.  The Compensation Committee sets the incentive cash bonus for the Chief Executive Officer.  Management makes the determination of bonus payments for the Company’s employees who are not named executive officers.  Employees eligible to participate in our sales compensation plan were generally not eligible to participate in the incentive cash bonus program except to the extent that an employee served in both a sales and non-sales role.

In accordance with the Compensation Committee’s determination, incentive cash bonuses earned for 2011 performance will be paid on March 15, 2012.  Payments to the named executive officers will be as follows:

Name	Bonus
William G. LaPerch	$315,000
Rajiv Datta	$240,000
Joseph P. Ciavarella	$190,000
Robert Sokota	$190,000
John Jacquay	$304,000
Nicholas Ridolfi	$100,000

All such amounts are included in the Summary Compensation Table below.

In setting annual incentive bonus amounts for the named executive officers, the Compensation Committee considered a number of factors including the extent to which the named executive officer (a) contributed to the achievement of our financial goals; (b) assisted in completing or implementing new sales; (c) increased the level of customer satisfaction; (d) improved our operating and administrative performance; (e) helped us to achieve our strategic objectives; and (f) helped achieve other important Company goals.  If $198.2 million of consolidated adjusted EBITDA was not achieved in 2011, no bonus payments would have been required to be made to the named executive officers.

On February 24, 2012, the Compensation Committee approved our 2012 Bonus Plan (the “2012 Bonus Plan”).  The 2012 Bonus Plan provides for the creation of an employee bonus pool for non-sales commission based employees based on the achievement in 2012 of certain consolidated adjusted EBITDA targets established by the Compensation Committee.

A bonus pool has been set for achievement of various levels of 2012 consolidated adjusted EBITDA set by the Compensation Committee.  The Compensation Committee will use the bonus pool target levels, as set forth in the table below, as guidelines in determining the amount of each bonus, if any, to be paid to our named executive officers for 2012 performance.  The guidelines for the target payouts (as a percentage of 2012 base compensation) and performance targets under the 2012 Bonus Plan for the bonus pool in which Messrs. LaPerch, Datta, Ciavarella and Sokota participate are as follows:

Target Payout (Percentage of 2012 Base Compensation)	26%	29%	32%	35%	38%	41%	44%	47%	50%
Consolidated Adjusted EBITDA (in millions)	$210.7	$218.2	$225.7	$233.2	$240.7	$248.2	$255.7	$263.2	$270.7

The target payouts and performance targets under the 2012 Bonus Plan for Mr. Ridolfi are as follows:

Target Payout (in millions)	$0.186	$0.207	$0.229	$0.250	$0.271	$0.293	$0.314	$0.336	$0.357
Consolidated Adjusted EBITDA (in millions)	$210.7	$218.2	$225.7	$233.2	$240.7	$248.2	$255.7	$263.2	$270.7

The achievement of $233.2 million in adjusted EBITDA (the “2012 Bonus Target”) serves as the bonus target for the named executive officers under their respective employment agreements. If the 2012 Bonus Target is not achieved, no bonus payments are required to be made to these executives.  When the 2012 Bonus Target is met or exceeded, the Compensation Committee retains the right to pay these officers additional discretionary amounts from a $0.65 million discretionary pool that is over and above the bonus pool established based upon the percentage of 2012 base compensation at the level of consolidated adjusted EBITDA achieved at the 2012 Bonus Target or higher levels. The bonus pool will be increased or decreased based upon the percentage of base compensation associated with the adjusted EBITDA achieved as set forth in the 2012 Bonus Plan. Bonus payments to employees from the bonus pool are discretionary except that in accordance with their respective employment agreements, each of Messrs. LaPerch, Datta, Ciavarella and Sokota is entitled to a bonus in the amount of 35% of his base salary and Mr. Ridolfi is entitled to $250,000, upon the achievement of the 2012 Bonus Target. We believe that there is a reasonable possibility that we will achieve the 2012 Bonus Target.

Equity Compensation

We believe that the provision of equity compensation to our employees, whether by granting stock options or restricted stock units (i.e., an agreement to provide stock in the future), helps to align the interests of our employees with those of our stockholders and to focus the employees on increasing value for our stockholders.

2008 Plan

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan is administered by the Company’s Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2008 Plan.

On December 20, 2010, our Board of Directors granted 40,508 restricted stock units to holders of unvested restricted stock units including the named executive officers (previously referred to as the “RSU Dividend”) on the record date of a $5.00 per share special cash dividend paid to shareholders (the “Special Cash Dividend”) in order to provide the holders of these unvested stock units with an amount of securities that approximated the value of the Special Cash Dividend.  Other than pursuant to the RSU Dividend, no Restricted Stock Units or other Company equity under the 2008 Plan was granted to the named executive officers in 2010.

On September 8, 2008, Mr. LaPerch was granted 100,000 restricted stock units, 30,000 of which vested on the first anniversary of the date of grant, 10,000 of which vested on the second anniversary of the date of grant and 60,000 of which are scheduled to vest on the third anniversary of the date of grant.  Mr. LaPerch was also granted an additional 42,000 restricted stock units, which vest ratably in each of 2010, 2011 and 2012 based on the achievement of certain performance targets for fiscal years 2009, 2010 and 2011.  For each of fiscal years 2009, 2010 and 2011, the Compensation Committee established a number of quantitative and qualitative goals for Mr. LaPerch to meet.  On March 1, 2010, the Compensation Committee determined that Mr. LaPerch had earned the 14,000 restricted stock units for 2009 and, the underlying shares were delivered to him on March 15, 2010.  In December 2010, pursuant to the RSU Dividend, Mr. LaPerch received 5,340 restricted stock units, which vested November 15, 2011 and an additional 1,246 restricted stock units for each of fiscal 2010 and fiscal 2011 in respect of up to 14,000 restricted stock units scheduled to vest in each of 2011 and 2012, based upon performance based targets established for fiscal 2010 and 2011.  In February 2011, the Compensation Committee determined that Mr. LaPerch had earned the 15,246 restricted stock units for fiscal 2010.  In February 2012, the Compensation Committee determined that Mr. LaPerch had earned the 15,246 restricted stock units for fiscal 2011 and the shares vested accordingly.

Additionally, with respect to the RSU Dividend, each of Messrs. Datta, Ciavarella, Sokota and Jacquay received 3,738 restricted stock units, which vested and were delivered on November 15, 2011.

On September 8, 2008, each of Messrs. Datta, Jacquay and Sokota was granted 70,000 restricted stock units, 21,000 of which vested on the first anniversary of the date of grant, 7,000 of which vested on the second anniversary of the date of grant and 42,000 of which vested on the third anniversary of the date of grant.  On October 27, 2008, in connection with entering an employment agreement with the Company, Mr. Ciavarella was granted 70,000 restricted stock units, 21,000 of which vested on November 16, 2009, 7,000 of which vested on November 15, 2010 and 42,000 of which vested on November 15, 2011.

On January 25, 2011, we granted the following restricted stock units to the following named executive officers:

Name	Total	Vesting November 16, 2012	Vesting November 16, 2013
William G. LaPerch	65,000	43,333	21,667
Rajiv Datta	45,000	30,000	15,000
Joseph P. Ciavarella	21,000	14,000	7,000
Robert Sokota	21,000	14,000	7,000
John Jacquay	23,000	15,333	7,667	(*)

(*)	Mr. Jacquay’s resignation took effect on December 31, 2011, at which time his unvested restricted stock units were forfeited.

In addition, in connection with his appointment as Chief Operating Officer on January 25, 2011, we made a special 15,000 restricted stock unit grant to Mr. Datta, all of which vested on November 16, 2011.

2011 Plan

On June 23, 2011, the Board of Directors of the Company approved the 2011 Plan.  The 2011 Plan is (and will continue to be) administered by our Compensation Committee unless otherwise determined by the Board of Directors.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2011 Plan.  Stock options, restricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a standalone, combination or tandem basis.  1,600,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2011 Plan in accordance with its terms.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments as provided in the 2011 Plan.

On August 26, 2011, we awarded 15,000 restricted stock units to Nicholas Ridolfi.  10,000 of these restricted stock units are scheduled to vest on November 16, 2012 and the balance of 5,000 restricted stock units are scheduled to vest on November 16, 2013.

On December 1, 2011, we granted the following restricted stock units to the following named executive officers:

Name	Total	Vesting November 16, 2012	Vesting November 16, 2013	Vesting November 16, 2014
William G. LaPerch	65,000	21,666	21,666	21,668
Rajiv Datta	45,000	15,000	15,000	15,000
Joseph P. Ciavarella	21,000	7,000	7,000	7,000
Robert Sokota	21,000	7,000	7,000	7,000

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

Employment Agreements

In 2008, the Company entered into new employment agreements with Messrs. LaPerch, Datta, Ciavarella, Sokota and Jacquay (the “Employment Agreements”).  The Employment Agreements were amended in January 2011 to, among other things, extend the term of each agreement through December 31, 2011, subject to automatic extensions for additional one-year periods, unless cancelled by the executive or the Company in writing at least 120 days prior to the end of the term and to provide that, subject to our achieving the bonus target set by the Compensation Committee, such named executive officer would be entitled to receive payment of his bonus for a particular calendar year by March 15 of the following calendar year, if he is employed on December 31 of the calendar year in which the bonus was earned.  Mr. Jacquay resigned his position effective December 31, 2011.  The remaining Employment Agreements were by their term automatically extended to December 31, 2012, and then amended in November 2011 to extend the term of each agreement from December 31, 2012 to December 31, 2013.  No other changes to the Employment Agreements were effected.  Each of the Employment Agreements provides that its term shall be automatically extended, unless sooner terminated as provided therein, for successive additional one-year periods, unless at least 120 days prior to the end of the term, the Company or the respective executive has notified the other that the term will not be extended.  The Ridolfi Agreement expires on December 31, 2012, subject to automatic extensions for additional one-year periods, unless cancelled by Mr. Ridolfi or the Company at least 120 days prior to the end of the term.  Each of the Employment Agreements and the Ridolfi Agreement provides for a base rate of compensation, which may increase (but cannot decrease) during the term of the contract, and provides for incentive cash bonus targets.  Additionally, each executive officer will generally be entitled to the same benefits offered to the Company’s other executives.

Perquisites

We do not believe that the provision of perquisites should play a significant role in the compensation of our employees.  We provide very limited perquisites to the named executive officers (less than $10,000 to any named executive officer in 2011).  The main perquisite consisted of the payment for the participation of the spouses of certain named executive officers at our annual President’s Club retreat, which for 2011 was held in San Diego, California, and a gross-up to fund the taxes on such payment.  We believed that the participation of these named executive officers’ spouses was important for the success of the event, especially in light of the relative cost.  In addition, certain named executive officers were provided gifts as part of their participation in the President’s Club retreat, the value and tax gross-up of which was less than $500 for each of the participating named executive officers.  The value of the gift for Mr. LaPerch and the participation of his wife at the President’s Club retreat was $3,876, of which $1,405 was the tax gross-up.  The value of the gift for Mr. Datta was $320, of which $89 was the tax gross-up.  The aggregate value of the gift to Mr. Sokota and the participation of his wife at the President’s Club retreat was $2,836, of which $1,028 was the tax gross-up.

Severance

Severance amounts for named executive officers under their respective employment agreements are discussed below under “Potential Payments Upon Termination or Change-in-Control.”  In the event of a termination without cause by the Company or termination for good reason by the named executive officer, the named executive officer would have been entitled to one year’s base salary, a bonus relating to the portion of the year worked, any accrued but unpaid bonus from the prior year, salary through the date of termination, one year’s benefits and full vesting of unvested stock units.

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

Each of the Employment Agreements and the Ridolfi Agreement provides for payment of severance and the provision of other benefits in connection with certain termination events, as provided below, and includes confidentiality, non-compete and assignment of intellectual property covenants by each of the executive officers.

Post-Employment Restrictions

Pursuant to the Employment Agreements, Messrs. LaPerch, Datta, Ciavarella and Sokota have agreed that they will not compete with us for six months following termination of their employment (except in the event their respective Employment Agreement expires) and will not solicit any employees or customers of ours in competition with us for one year following the termination of their employment.  Pursuant to the Ridolfi Agreement, Mr. Ridolfi has agreed to not compete with us for three months following termination of his employment (except in the event that the Ridolfi Agreement expires) and will not solicit any employees or customers of ours in competition with us for one year following the termination of his employment.  Mr. Jacquay’s employment agreement provided that upon its expiration on December 31, 2011, he would not solicit any of our employees or customers in competition with us for one year following the expiration of his employment agreement.

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

These guidelines apply to the Company’s named executive officers (and such other officers as shall be designated from time to time by the Company’s Board (“Executive Officers”)) and its directors.  The guidelines will apply to each Executive Officer for so long as he is employed by the Company and will apply to each director for so long as he is serving as a director of the Company.

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

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the U.S. federal income tax deductibility of certain annual compensation payments in excess of $1.0 million to a company’s chief executive officer or to any of its four other most highly compensated executive officers.  The compensation paid to our Chief Executive Officer, our Chief Operating Officer and two Senior Vice Presidents in 2011 exceeded the $1.0 million threshold under Section 162(m).  Accordingly, $12.6 million in deductions will be disallowed under Section 162(m).  However, due to the built-in loss associated with depreciation deductions, the disallowance of such deductions will not materially impact our overall tax position.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers during the years ended December 31, 2011, 2010 and 2009.

								Changes in
							Non-Equity	Pension Value and
							Incentive	Nonqualified
				Stock		Option	Plan	Deferred	All Other
		Salary	Bonus	Awards		Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2) (3)		($)	($)(1)	Earnings	($)		($)
William G. LaPerch,	2011	$550,000	$122,500	$8,697,358	(3)	$—	$192,500	$—	$24,008	(8)	$9,586,366
President and	2010	550,000	147,500	1,254,817	(4)	—	192,500	—	19,300	(9)	2,164,117
Chief Executive Officer	2009	550,000	157,500	280,000	(6)	—	192,500	—	19,575	(10)	1,199,575
Rajiv Datta	2011	393,718	100,000	6,232,050	(3)	—	140,000	—	20,625	(11)	6,886,393
Chief Operating Officer	2010	300,000	114,300	212,393	(5)	—	105,700	—	19,316	(12)	751,709
	2009	290,000	123,500	—		—	101,500	—	17,820	(13)	532,820
Joseph P. Ciavarella	2011	321,000	77,650	2,493,540	(3)	—	112,350	—	19,997	(14)	3,024,537
Senior Vice President	2010	320,000	92,650	212,393	(5)	—	112,350	—	19,317	(15)	756,710
and Chief Financial Officer	2009	315,000	104,750	—		—	110,250	—	19,402	(16)	549,402
Robert Sokota,
Senior Vice President,	2011	315,000	79,750	2,493,540	(3)	—	110,250	—	22,415	(17)	3,020,955
General Counsel,	2010	315,000	94,750	212,393	(5)	—	110,250	—	21,149	(18)	753,542
Chief Administrative Officer	2009	315,000	104,750	—		—	110,250	—	17,341	(19)	547,341
and Secretary
John Jacquay	2011	310,000	54,000	1,362,750	(3)	—	250,000	—	11,578	(20)	1,988,328
Former Senior Vice President,	2010	308,333	80,000	212,393	(5)	—	250,000	—	11,690	(21)	862,416
Sales & Marketing	2009	300,000	100,000	—		—	250,000	—	13,538	(22)	663,538
Nicholas Ridolfi
Senior Vice President for Sales (employment commenced July 25, 2011)	2011	108,974	100,000	863,100	(7)	—	—	—	10,022	(23)	1,082,096

(1)	The amounts reflected in the ‘Bonus’ column for 2011, 2010 and 2009 represent discretionary amounts approved by the Compensation Committee. The amounts reflected in the ‘Non-Equity Incentive Plan Compensation’ column represent the contractual amounts earned by the named executive officers based upon the terms of their respective employment agreements and achievement of 100% of the Company’s bonus target, as applicable.

(2)	The amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to the named executive officers computed in accordance with FASB ASC Topic 718. For information on the valuation assumptions with respect to restricted stock unit awards, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal years ended December 31, 2011 and 2010. In 2009, the SEC changed the method by which stock-based compensation is to be reported for our named executive officers and directors.

(3)	These amounts include the grant date fair value of restricted stock units granted on January 25, 2011 and December 1, 2011, which were $59.25 and $59.49 per share, respectively, the closing prices of the Company's common stock on the New York Stock Exchange on those dates and the 15,246 performance-based restricted stock units granted to Mr. LaPerch, 14,000 of which had a grant date fair value of $64.89 per share and 1,246 of which had a grant date fair value of $56.82 per share. The aggregate fair value was as follows:

Name	Performance-Based Restricted Stock Units	Grant Date Fair Value	January 25, 2011 Restricted Stock Units	Grant Date Fair Value	December 1, 2011 Restricted Stock Units	Grant Date Fair Value	Total Grant Date Fair Value
William G. LaPerch	15,246	$979,258	65,000	$3,851,250	65,000	$3,866,850	$8,697,358
Rajiv Datta	—	—	60,000	$3,555,000	45,000	$2,677,050	$6,232,050
Joseph P. Ciavarella	—	—	21,000	$1,244,250	21,000	$1,249,290	$2,493,540
Robert Sokota	—	—	21,000	$1,244,250	21,000	$1,249,290	$2,493,540
John Jacquay	—	—	23,000	$1,362,750	—	—	$1,362,750

Mr. Datta’s January 25, 2011 grant includes a special 15,000 restricted stock unit grant made in connection with his promotion from Senior Vice President and Chief Technology Officer to Chief Operating Officer on January 25, 2011. Mr. Jacquay forfeited the restricted stock units granted to him on January 25, 2011 upon his resignation effective December 31, 2011.

Additionally, includes the fair value of the 2011 tranche (14,000) of 42,000 original performance-based restricted stock units, which were subject to the attainment of certain performance targets established for Mr. LaPerch on February 28, 2011 and the fair value of 1,246 restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which accrued to the 2011 tranche of the performance-based restricted stock units. In February 2012, the Compensation Committee determined that Mr. LaPerch met these targets and the underlying shares vested.

(4)	Includes the grant date fair value of the 2010 tranche (14,000 restricted stock units at $62.90 per share) of 42,000 original performance-based restricted stock units, which were subject to the attainment of certain performance targets established March 11, 2010 with respect to fiscal year 2010. In February 2011, the Compensation Committee determined that Mr. LaPerch met those performance targets and the underlying shares were vested. Such amount also includes the grant date fair value of 6,586 restricted stock units granted on December 20, 2010 ($56.82 per share) pursuant to the RSU Dividend, of which 1,246 restricted stock units vested simultaneously with the 14,000 restricted stock units discussed above and 5,340 restricted stock units vested on November 15, 2011. Excludes up to 1,246 restricted stock units, which were part of the RSU Dividend, which had been scheduled to vest on or before March 15, 2012 subject to the attainment of certain performance targets with respect to fiscal year 2011 set by the Compensation Committee on February 28, 2011 (and which have now vested). Such amount also excludes the fair value of the 2011 tranche (14,000 restricted stock units) of the performance-based grant, described above, for which performance targets were established on February 28, 2011 for fiscal year 2011 (which have now vested).

(5)	Represents the grant date fair value of restricted stock units granted on December 20, 2010 pursuant to the RSU Dividend, which vested on November 15, 2011.

(6)	Represents the grant date fair value of the 2009 tranche (14,000) of 42,000 performance-based restricted stock units granted to Mr. LaPerch on September 8, 2008, which were subject to the attainment of certain performance targets established March 11, 2009 with respect to fiscal year 2009. On March 1, 2010, the Compensation Committee determined that Mr. LaPerch met those performance targets and the underlying shares vested. Such amount excludes the fair value of the balance of the grant for which performance targets were established in March 2010 for fiscal year 2010 and for which performance targets were established in February 2011 for fiscal year 2011 (and which have now vested).

(7)	Represents the grant date fair value of restricted stock units granted on August 26, 2011, which was $57.54 per share, the closing price of the Company’s common stock on the New York Stock Exchange on that date.

(8)	Includes health and welfare benefits of $15,722, life insurance premiums of $864, disability premiums of $546, 401(k) match of $3,000 and other of $3,876.

(9)	Includes health and welfare benefits of $14,510, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and a gift at the President’s Club retreat of $456, of which $167 was the tax gross-up.

(10)	Includes health and welfare benefits of $13,317, life insurance premiums of $2,766, disability premiums of $742 and 401(k) match of $2,750.

(11)	Includes health and welfare benefits of $15,721, life insurance premiums of $864, disability premiums of $720, 401(k) match of $3,000 and other of $320.

(12)	Includes health and welfare benefits of $14,582, life insurance premiums of $864, disability premiums of $718, 401(k) match of $2,750 and a gift at the President’s Club retreat of $402, of which $113 was the tax gross-up.

(13)	Includes health and welfare benefits of $13,347, life insurance premiums of $993, disability premiums of $730 and 401(k) match of $2,750.

(14)	Includes health and welfare benefits of $15,413, life insurance premiums of $864, disability premiums of $720 and 401(k) match of $3,000.

(15)	Includes health and welfare benefits of $14,527, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and a gift at the President’s Club retreat of $456, of which $167 was the tax gross-up.

(16)	Includes health and welfare benefits of $13,348, life insurance premiums of $2,562, disability premiums of $742 and 401(k) match of $2,750.

(17)	Includes health and welfare benefits of $15,535, life insurance premiums of $864, disability premiums of $180, 401(k) match of $3,000 and other of $2,836.

(18)	Includes health and welfare benefits of $14,352, life insurance premiums of $864, disability premiums of $720, 401(k) match of $2,750 and the aggregate value of a gift at the President’s Club retreat and the participation of Mr. Sokota’s’ wife at the President’s Club retreat totaling $2,463, of which $833 was the tax gross-up.

(19)	Includes health and welfare benefits of $13,102, life insurance premiums of $1,309, disability premiums of $180 and 401(k) match of $2,750.

(20)	Includes health and welfare benefits of $10,360, life insurance premiums of $864 and disability premiums of $354.

(21)	Includes health and welfare benefits of $10,106, life insurance premiums of $864 and disability premiums of $720.

(22)	Includes health and welfare benefits of $9,399, life insurance premiums of $3,397 and disability premiums of $742.

(23)	Includes health and welfare benefits of $6,735, life insurance premiums of $864, disability premiums of $340 and 401(k) match of $2,083.

Grants of Plan-Based Awards

The following table presents information concerning non-equity incentive plan awards and equity-based compensation awards granted to each of our named executive officers during the year ended December 31, 2011.

2011 Grants of Plan-Based Awards
	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		Grant Date Fair Value of Stock Awards
Named Executive Officer	Target ($) (1)		Grant Date	Target (#)		($)

William G. LaPerch	$192,500		January 25, 2011	65,000	(2)	$3,851,250
			February 28, 2011	15,246	(3)	979,258
			December 1, 2011	65,000	(4)	3,866,850

Rajiv Datta	$140,000		January 25, 2011	60,000	(5)	3,555,000
			December 1, 2011	45,000	(6)	2,677,050

Joseph P. Ciavarella	$112,350		January 25, 2011	21,000	(7)	1,244,250
			December 1, 2011	21,000	(8)	1,249,290

Robert Sokota	$110,250		January 25, 2011	21,000	(7)	1,244,250
			December 1, 2011	21,000	(8)	1,249,290

John Jacquay	$250,000		January 25, 2011	23,000	(9)	1,362,750

Nicholas Ridolfi	$—	(10)	August 26, 2011	15,000	(11)	863,100

(1)	The amounts reported will be paid to the named executive officers based on the terms of their respective employment agreements and the Company's achievement of the 2011 bonus target. The employment agreements did not provide for thresholds or maximum payments. Accordingly, only target amounts are listed. Bonus amounts awarded to the named executive officers in excess of the target amounts were at the discretion of the Compensation Committee, which amounts are not referenced in the table. See "Incentive Cash Bonus Program," above for further information on these payments.

(2)	Represents restricted stock units granted under the 2008 Plan, 43,333 of which are scheduled to vest on November 16, 2012 and 21,667 of which are scheduled to vest on November 16, 2013.

(3)	Represents 14,000 performance-based restricted stock units granted under the 2008 Plan pursuant to the September 8, 2008 grant and 1,246 restricted stock units pursuant to the RSU Dividend granted on December 20, 2010, which accrued to the performance-based restricted stock units and, which were considered granted for compensation purposes on February 28, 2011, the date the Compensation Committee established the performance targets for Mr. LaPerch. These restricted stock units vested in February 2012 based upon the achievement of such performance targets.

(4)	Represents restricted stock units granted under the 2011 Plan, 21,666 of which are scheduled to vest on each of November 16, 2012 and November 16, 2013 and 21,668 of which are schedule to vest on November 16, 2014.

(5)	Represents restricted stock units granted under the 2008 Plan, 15,000 of which vested on November 16, 2011, 30,000 of which are scheduled to vest on November 16, 2012 and 15,000 of which are scheduled to vest on November 16, 2013.

(6)	Represents restricted stock units granted under the 2011 Plan, 15,000 of which are scheduled to vest on each of November 16, 2012, November 16, 2013 and November 16, 2014.

(7)	Represents restricted stock units granted under the 2008 Plan, 14,000 of which are scheduled to vest on November 16, 2012 and 7,000 of which are scheduled to vest on November 16, 2013.

(8)	Represents restricted stock units granted under the 2011 Plan, 7,000 of which are scheduled to vest on each of November 16, 2012, November 16, 2013 and November 16, 2014.

(9)	Represents restricted stock units granted under the 2008 Plan that were subject to vesting in 2012 and 2013, all of which were forfeited upon Mr. Jacquay’s resignation on December 31, 2011.

(10)	Mr. Ridolfi’s $100,000 bonus for 2011 was discretionary.

(11)	Represents restricted stock units granted under the 2011 Plan, 10,000 of which are scheduled to vest on November 16, 2012 and 5,000 of which are scheduled to vest on November 16, 2013.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock awards held by the named executive officers at December 31, 2011.  The restricted stock units described below were granted pursuant to the 2011 Plan and the 2008 Plan, as applicable.

	Stock Awards
Name	Number of Options or Restricted Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
William G. LaPerch	130,000	(2)	$8,451,300	15,246	(3)	$991,142

Rajiv Datta	90,000	(4)	5,850,900	—		—

Joseph P. Ciavarella	42,000	(5)	2,730,420	—		—

Robert Sokota	42,000	(5)	2,730,420	—		—

Nicholas Ridolfi	15,000	(6)	975,150	—		—

John Jacquay	—	(7)	—	—		—

(1)	The corresponding market values are based on the closing price ($65.01) of the Company’s common stock on December 31, 2011.

(2)	Includes 65,000 unvested restricted stock units granted on December 1, 2011, 21,666 of which are scheduled to vest on each of November 16, 2012 and November 16, 2013 and 21,668 of which are scheduled to vest on November 16, 2014. Also includes 65,000 unvested restricted stock units granted on January 25, 2011, 43,333 of which are scheduled to vest on November 16, 2012 and 21,667 of which are scheduled to vest on November 16, 2013.

(3)	Represents restricted stock units, which vested in February 2012, based upon the determination of the Compensation Committee of the Board of Directors that certain performance targets for fiscal 2011 had been met.

(4)	Includes 45,000 unvested restricted stock units granted on December 1, 2011, 15,000 of which are scheduled to vest on each of November 16, 2012, 2013 and 2014. Also includes 45,000 unvested restricted stock units granted on January 25, 2011, 30,000 of which are scheduled to vest on November 16, 2012 and 15,000 of which are scheduled to vest on November 16, 2013.

(5)	Includes 21,000 unvested restricted stock units granted on December 1, 2011, 7,000 of which are scheduled to vest on each of November 16, 2012, 2013 and 2014. Also includes 21,000 unvested restricted stock units granted on January 25, 2011, 14,000 of which are scheduled to vest on November 16, 2012 and 7,000 of which are scheduled to vest on November 16, 2013.

(6)	Includes 15,000 unvested restricted stock units granted on August 26, 2011, 10,000 of which are scheduled to vest on November 16, 2012 and 5,000 of which are scheduled to vest on November 16, 2013.

(7)	Mr. Jacquay’s resignation took effect on December 31, 2011, at which time his unvested restricted stock units were forfeited.

Option Exercises and Stock Vested In Fiscal Year 2011

The following table provides information for the named executive officers with respect to restricted stock units that vested in 2011, including the value realized, before payment of any applicable withholding tax and broker commissions.  No stock options were exercised by the named executive officers in 2011.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)

William G. LaPerch	80,586	$4,823,791

Rajiv Datta	60,738	3,612,760

Joseph P. Ciavarella	45,738	2,733,760

Robert Sokota	45,738	2,733,760

John Jacquay	45,738	2,733,760

Nicholas Ridolfi	—	—

(1)	The value realized on vesting is calculated based on the closing price of the underlying stock on the New York Stock Exchange on the vesting date.

Pension Benefits - Fiscal Year 2011

There were no pension benefits earned by the Company's named executive officers in the year ended December 31, 2011.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change-in-Control

The below tables reflect payments to be made to the named executive officers upon termination or change in control under their respective employment agreements and restricted stock unit agreements with respect to restricted stock units outstanding as of December 31, 2011.  The employment agreements provide that in the event that the applicable named executive officer’s employment is terminated prior to the end of the term of employment:

•	without “cause” (as defined therein) by the Company or for “good reason” (as defined therein) by the named executive officer, the named executive officer will be entitled to one year’s base salary, any accrued but unpaid base salary, earned but unpaid bonus, a pro-rated bonus for the year of termination (assuming 100% of the target is achieved), accrued paid time off, and one year’s continuation of health and welfare benefits;
•	upon “disability” (as defined therein) or death, the named executive officer or his beneficiaries will be entitled to any accrued but unpaid base salary, earned but unpaid bonus, pro rated bonus for the year of termination (assuming 100% of the target is achieved), and accrued paid time off; or
•	for cause by the Company or without good reason by the named executive officer, the named executive officer will be entitled to any accrued but unpaid base salary, accrued paid time off and any accrued benefits under the Company’s health and welfare plans.

In addition, upon death of a named executive officer, the named executive officer’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy  No enhanced or additional severance or other benefits are payable to the executives in connection with a change in control.

William G. LaPerch

The following table shows the potential payments upon termination or a change-in-control of the Company for William G. LaPerch, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, as if such termination took place on December 31, 2011.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/11 ($)		For Cause Termination on 12/31/11 ($)		Without Cause Termination on 12/31/11 ($)		Change-in-Control and Termination on 12/31/11 ($)		Termination for Disability on 12/31/11 ($)		Termination for Death on 12/31/11 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$742,500	(1)	$742,500	(1)	$192,500		$192,500
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		9,442,442		9,442,442		9,442,442		9,442,442
Benefits and Perquisites	33,844	(4)	33,844	(4)	33,844	(4)	50,112	(3)	50,112	(3)	33,844	(4)	33,844	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$33,844		$33,844		$33,844		$10,235,918		$10,235,918		$9,668,786		$10,668,786

(1)	Represents one year of severance at Mr. LaPerch’s annual base salary, plus his 2011 bonus at the bonus rate (35% of base salary or $192,500) as the annual bonus target was satisfied.

(2)	Pursuant to the terms of the December 4, 2010 and December 1, 2011 stock unit agreements and the performance-based stock unit agreement, Mr. LaPerch’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2011 closing market price of our common stock of $65.01 per share ($65.01 x 145,246 shares = $9,442,442 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. LaPerch’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

 Rajiv Datta

The following table shows the potential payments upon termination or a change-in-control of the Company for Rajiv Datta, the Company’s Chief Operating Officer, as if such termination had taken place on December 31, 2011.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/11 ($)		For Cause Termination on 12/31/11 ($)		Without Cause Termination on 12/31/11 ($)		Change-in-Control and Termination on 12/31/11 ($)		Termination for Disability on 12/31/11 ($)		Termination for Death on 12/31/11 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$540,000	(1)	$540,000	(1)	$140,000		$140,000
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		5,850,900		5,850,900		5,850,900		5,850,900
Benefits and Perquisites	39,229	(4)	39,229	(4)	39,229	(4)	55,670	(3)	55,670	(3)	39,229	(4)	39,229	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$39,229		$39,229		$39,229		$6,447,434		$6,447,434		$6,030,129		$7,030,129

(1)	Represents one year of severance at Mr. Datta’s annual base salary, plus his 2011 bonus at the bonus rate (35% of base salary or $140,000) as the annual bonus target was satisfied.

(2)	Pursuant to the terms of the stock unit agreement, Mr. Datta’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2011 closing market price of our common stock of $65.01 per share ($65.01 x 90,000 shares = $5,850,900 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Datta’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Joseph P. Ciavarella

The following table shows the potential payments upon termination or a change-in-control of the Company for Joseph P. Ciavarella the Company’s Senior Vice President and Chief Financial Officer, as if such termination had taken place on December 31, 2011.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/11 ($)		For Cause Termination on 12/31/11 ($)		Without Cause Termination on 12/31/11 ($)		Change-in-Control and Termination on 12/31/11 ($)		Termination for Disability on 12/31/11 ($)		Termination for Death on 12/31/11 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$433,350	(1)	$433,350	(1)	$112,350		$112,350
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,730,420		2,730,420		2,730,420		2,730,420
Benefits and Perquisites	27,160	(4)	27,160	(4)	27,160	(4)	43,293	(3)	43,293	(3)	27,160	(4)	27,160	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$27,160		$27,160		$27,160		$3,207,927		$3,207,927		$2,869,930		$3,869,930

(1)	Represents one year of severance at Mr. Ciavarella’s annual base salary, plus his 2011 bonus at the bonus rate (35% of base salary or $112,350) as the annual bonus target was satisfied.

(2)	Pursuant to the terms of the stock unit agreement, Mr. Ciavarella’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2011 closing market price of our common stock of $65.01 per share ($65.01 x 42,000 shares = $2,730,420 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Ciavarella’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Robert Sokota

The following table shows the potential payments upon termination or a change-in-control of the Company for Robert Sokota, the Company’s Senior Vice President, General Counsel and Chief Administrative Officer, as if such termination had taken place on December 31, 2011.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/11 ($)		For Cause Termination on 12/31/11 ($)		Without Cause Termination on 12/31/11 ($)		Change-in-Control and Termination on 12/31/11 ($)		Termination for Disability on 12/31/11 ($)		Termination for Death on 12/31/11 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$425,250	(1)	$425,250	(1)	$110,250		$110,250
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		2,730,420		2,730,420		2,730,420		2,730,420
Benefits and Perquisites	14,538	(4)	14,538	(4)	14,538	(4)	30,253	(3)	30,253	(3)	14,538	(4)	14,538	(4)
Life Insurance	—		—		—		864	(5)	864	(5)	—		1,000,000	(6)
Total	$14,538		$14,538		$14,538		$3,186,787		$3,186,787		$2,855,208		$3,855,208

(1)	Represents one year of severance at Mr. Sokota’s annual base salary, plus his 2011 bonus at the bonus rate (35% of base salary or $110,250) as the annual bonus target was satisfied.

(2)	Pursuant to the terms of the stock unit agreement, Mr. Sokota’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2011 closing market price of our common stock of $65.01 per share ($65.01 x 42,000 shares = $2,730,420 at 100% vesting).

(3)	Represents health and welfare benefits for 12 months and accrued paid time off.

(4)	Represents accrued paid time off.

(5)	Represents payment of life insurance premium.

(6)	Upon his death, Mr. Sokota’s beneficiary would receive the proceeds of a $1,000,000 life insurance policy.

Nicholas Ridolfi

The following table shows the potential payments upon termination or a change-in-control of the Company for Nicholas Ridolfi, the Company’s Senior Vice President for Sales, as if such termination had taken place on December 31, 2011.

Executive Benefits and Payments Upon Separation	Expiration of Employment Agreement ($)		Voluntary Termination on 12/31/11 ($)		For Cause Termination on 12/31/11 ($)		Without Cause Termination on 12/31/11 ($)		Change-in-Control and Termination on 12/31/11 ($)		Termination for Disability on 12/31/11 ($)		Termination for Death on 12/31/11 ($)
Compensation:
Cash Severance – Salary and Bonus	$—		$—		$—		$125,000	(1)	$125,000	(1)	$—		$—
Stock Options	—		—		—		—		—		—		—
Restricted Stock (2)	—		—		—		975,150		975,150		975,150		975,150
Benefits and Perquisites	9,215	(3)	9,215	(3)	9,215	(3)	9,215	(3)	9,215	(3)	9,215	(3)	9,215	(3)
Life Insurance	—		—		—		—		—		—		—
Total	$9,215		$9,215		$9,215		$1,109,365		$1,109,365		$984,365		$984,365

(1)	Represents six months of severance at Mr. Ridolfi’s annual base salary.

(2)	Pursuant to the terms of the stock unit agreement, Mr. Ridolfi’s unvested restricted stock units would become 100% vested if he was terminated without cause or for disability or death or upon a change-in-control. The shares underlying the restricted stock units have been valued in the above table using the December 31, 2011 closing market price of our common stock of $65.01 per share ($65.01 x 15,000 shares = $975,150 at 100% vesting).

(3)	Represents accrued paid time off.

John Jacquay

Mr. Jacquay’s resignation took effect December 31, 2011.  In connection with his voluntary resignation, Mr. Jacquay received his accrued paid time off of $23,249 in January 2012. He is scheduled to receive his cash bonus due under his Employment Agreement of $304,000 on March 15, 2012. No other payments have been, or will be, made to Mr. Jacquay in connection with his voluntary termination of employment.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to retain qualified candidates to serve on the Board.  In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board.

Non-employee members of the Board of Directors are entitled to receive an annual retainer fee of $60,000, payable quarterly in arrears.  In addition, the Chairman of the Board of Directors receives an additional annual retainer of $30,000 and the Chairman of the Audit Committee receives an additional annual retainer of $10,000, both payable quarterly in arrears.  Non-employee members of the Board of Directors are entitled to a $2,500 meeting fee for every Board or committee meeting attended in person and for every telephonic meeting exceeding one hour.  Additionally, members receive a meeting fee of $500 for every telephonic Board or committee meeting that is less than one hour.  The Chairman of the Strategy Committee was entitled to an annual retainer of $80,000, which was reduced to $30,000 per annum effective July 1, 2011, payable quarterly in arrears.

Directors are also reimbursed for reasonable expenses incurred in their service as directors.  Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

On December 1, 2011, we granted to each outside director 3,000 restricted stock units, 1,000 of which are scheduled to vest on each of November 16, 2012, November 16, 2013 and November 16, 2014.

Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2011:

Name(5)(6)	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($) (2)	Total ($)
Jeffrey A. Brodsky	$143,000	(3)	$178,470	$321,470
Michael J. Embler	102,500		178,470	280,970
Richard Postma	107,000		178,470	285,470
Richard Shorten, Jr.	161,500	(4)	178,470	339,970
Stuart Subotnick	106,500		178,470	284,970
	$620,500		$892,350	$1,512,850

(1)	Includes $60,000 annual service retainer plus meeting attendance fees.
(2)

The amounts in this column reflect the aggregate grant date fair value of 3,000 restricted stock units granted to each of the non-employee directors on December 1, 2011, 1,000 of which are scheduled to vest on each of November 16, 2012, November 16, 2013 and November 16, 2014, computed in accordance with FASB ASC Topic 718.  See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made in the valuation of the restricted stock unit awards and the value of common shares issued.

(3)	Includes $30,000 for services performed as Chairman of the Board and $10,000 for services performed as Chairman of the Audit Committee.
(4)

Includes $55,000 for services performed as Chairman of the Strategy Committee.  Effective, July 1, 2011, the fee for services performed as Chairman of the Strategy Committee was reduced from $80,000 per annum to $30,000 per annum.

(5)	As of December 31, 2011, each of Messrs. Brodsky, Embler, Postma, Shorten and Subotnick had 6,000 restricted stock units outstanding.
(6)	As of December 31, 2011, each of the following directors had the following number of options to purchase common stock outstanding: Mr. Brodsky, 8,000; Mr. Embler, 712; Mr. Shorten, 2,000 and Mr. Subotnick, 8,000.

The above table excludes reimbursements for Board-related expenses totaling $4,374.

Compensation Committee Interlocks and Insider Participation

During 2011, except as discussed below, none of the members of our Compensation Committee (Messrs. Subotnick, Postma and Shorten) (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock unit agreements.  During 2011, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

In 2011, we invoiced US Signal, LLC, a company principally owned by Mr. Postma, for certain fiber services sold to US Signal, LLC totaling $440,160.  Mr. Postma also serves as the Chairman of the Board of and holds a minority ownership interest in a construction company.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” for further detail.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 24, 2012, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known by us to own beneficially more than 5% of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group.  Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.  Unless otherwise indicated, the address of each person named in the table below is c/o AboveNet, Inc., 360 Hamilton Avenue, White Plains, New York 10601.  As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.  In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of February 24, 2012.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	4,591,633	(2)	17.6%
JWK Enterprises, LLC c/o Metromedia Company 810 7th Avenue, 29th Floor New York, NY 10019	2,440,608	(3)	9.3%
Columbia Wanger Asset Management, LLC 227 West Monroe Street Suite 3000 Chicago, IL 60606	1,963,500	(4)	7.5%
Corvex Management LP 712 Fifth Avenue, 23rd Floor New York, NY 10019	1,538,535	(5)	5.9%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,348,117	(6)	5.2%
TA X L.P. c/o TA Associates, Inc. John Hancock Tower 200 Clarendon Street, 56th Floor Boston, MA 02116	1,307,238	(7)	5.0%
JGD Management Corp. and affiliated person c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	805,854	(8)	3.1%
Jeffrey A. Brodsky	26,872	(9)	*
Richard Postma	12,560	(10)	*
Stuart Subotnick	11,872	(11)	*
Richard Shorten, Jr.	6,238	(12)	*
Michael Embler	8,291	(13)	*
William G. LaPerch	124,772	(14)	*
Robert Sokota	68,738	(15)	*
Rajiv Datta	47,738	(16)	*
Joseph P. Ciavarella	27,738	(15)	*
John Jacquay	—		*
Nicholas Ridolfi	—	(17)	*
All directors and executive officers as a group (ten persons)	334,819	(18)	1.3%

* Less than 1%

(1)	The applicable percentage of beneficial ownership is based on 26,243,473 shares of common stock outstanding as of February 24, 2012, and with respect to each person, any shares of common stock that may be acquired by exercise of stock options, or other rights to acquire common stock, within 60 days of February 24, 2012.

(2)	Based on information contained in Amendment No. 3 to Schedule 13G filed by Franklin Mutual Advisors, LLC (“FMA”) with the Securities and Exchange Commission on February 6, 2012. FMA has sole voting and investment discretion over these securities pursuant to investment management contracts. FMA disclaims beneficial ownership of the shares owned by its investment management clients.

(3)	Based on information contained in the Schedule 13D (Amendment No. 2) filed by JWK Enterprises LLC and the Trust created pursuant to Trust Agreement, dated April 4, 2008, between John W. Kluge as grantor and initial Trustee and JP Morgan Trust Company of Delaware, as Administrative Trustee, with the Securities and Exchange Commission on December 17, 2010.

(4)	Based on information contained in Amendment No. 1 to Schedule 13G filed by Columbia Wanger Asset Management, LLC with theSecurities and Exchange Commission on February 13, 2012.

(5)	Based on information contained in Schedule 13D (Amendment No. 1) filed by Corvex Management LP, A Delaware limited partnership (“Corvex”), and Keith Meister with the Securities and Exchange Commission on February 23, 2012 (the “Corvex 13D”). The Corvex 13D relates to shares held for the account of certain private investment funds for which Corvex acts as investment adviser, including Corvex Master Fund LP, a Cayman Islands limited partnership, the general partner of which is controlled by Mr. Meister (collectively, the “Corvex Funds”). The general partner of Corvex is controlled by Mr. Meister. Includes 1,265,535 shares of common stock and call options to acquire 273,000 shares of common stock (with an exercise price of $38) beneficially owned by the Corvex Funds.

(6)	Based on information contained in Amendment No. 1 to Schedule 13G filed by BlackRock, Inc. with theSecurities and Exchange Commission on February 13, 2012.

(7)	Based on information contained in the Schedule 13G filed by TA X L.P. with the Securities and Exchange Commission on February 14, 2012. Includes (i) 840,362 shares of common stock beneficially owned by TA X L.P., a Delaware limited partnership; (ii) 420,178 shares of common stock beneficially owned by TA Atlantic and Pacific VI L.P., a Delaware limited partnership; (iii) 20,768 shares of common stock beneficially owned by TA Strategic Partners Fund II L.P., a Delaware limited partnership; (iv) 720 shares of common stock beneficially owned by TA Strategic Partners Fund II-A L.P., a Delaware limited partnership; and (v) 25,211 shares of common stock beneficially owned by TA Investors III L.P., a Delaware limited partnership.

(8)	Based on information contained in the Schedule 13G (Amendment No. 10) filed by JGD Management Corp. (“JGD”) with the Securities and Exchange Commission on February 14, 2012. Includes (i) 90,576 shares of common stock directly owned by York Capital Management, L.P. (“York Capital”); (ii) 170,665 shares of common stock directly owned by York Multi-Strategy Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Multi-Strategy”); (iii) 67,855 shares of common stock directly owned by York Select, L.P. (“York Select”); (iv) 164,971 shares of common stock directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); (v) 218,805 shares of common stock directly owned by York Credit Opportunities Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Credit Opportunities Master”); (vi) 57,033 shares of common stock directly owned by York Select Master Fund, L.P., a Cayman Islands exempted limited partnership (“York Select Master”); (vii) 9,568 shares of common stock directly owned by Jorvik Multi-Strategy Master Fund, L.P., a Cayman Islands exempted limited partnership (“Jorvik”) and (viii) 26,381 shares of common stock directly owned by certain managed accounts (the “Managed Accounts”). The general partners of York Capital, York Multi-Strategy, York Select, York Credit Opportunities, York Credit Opportunities Master, York Select Master and Jorvik have delegated certain management and administrative duties of such funds to JGD. In addition, JGD manages the Managed Accounts.

(9)	Includes 18,872 shares of common stock and fully vested and exercisable options to purchase 8,000 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 3,000 shares underlying restricted stock units granted on December 1, 2011, 1,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(10)	Excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 3,000 shares underlying restricted stock units granted on December 1, 2011, 1,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(11)	Includes 3,872 shares of common stock and fully vested and exercisable options to purchase 8,000 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 3,000 shares underlying restricted stock units granted on December 1, 2011, 1,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(12)	Includes 4,238 shares of common stock and fully vested and exercisable options to purchase 2,000 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 3,000 shares underlying restricted stock units granted on December 1, 2011, 1,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(13)	Includes 7,579 shares of common stock and fully vested and exercisable options to purchase the 712 shares of common stock. Excludes 3,000 shares underlying restricted stock units granted on December 20, 2010, 2,000 of which are scheduled to vest on November 16, 2012 and 1,000 of which are scheduled to vest on November 16, 2013, and 3,000 shares underlying restricted stock units granted on December 1, 2011, 1,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(14)	Includes 109,526 shares of common stock and 15,246 performance-based restricted stock units, which vested in February 2012 and are scheduled to be delivered on March 15, 2012.

(15)	Excludes 21,000 restricted stock units granted on January 25, 2011, 14,000 of which vest on November 16, 2012 and 7,000 of which vest on November 16, 2013, and 21,000 restricted stock units granted on December 1, 2011, 7,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(16)	Excludes 45,000 restricted stock units granted on January 25, 2011, 30,000 of which are scheduled to vest on November 16, 2012 and 15,000 of which are scheduled to vest on November 16, 2013, and 45,000 restricted stock units granted on December 1, 2011, 15,000 of which are scheduled to vest each on November 16, 2012, November 16, 2013 and November 16, 2014.

(17)	Excludes 15,000 restricted stock units granted on August 26, 2011, 10,000 of which are scheduled to vest on November 16, 2012 and 5,000 of which are scheduled to vest on November 16, 2013.

(18)	Includes 300,861 shares of common stock, 14,000 restricted stock units that vested in February 2012 pursuant to the September 8, 2008 performance-based grant and 1,246 restricted stock units that vested in February 2012 pursuant to the RSU Dividend Grant and fully vested and exercisable options to purchase 18,712 shares of common stock. Excludes 349,000 restricted stock units granted as follows: (i) 15,000 restricted stock units granted on December 20, 2010, 10,000 of which are scheduled to vest on November 16, 2012 and 5,000 of which are scheduled to vest on November 16, 2013; (ii) 152,000 restricted stock units granted on January 25, 2011, 101,333 of which are scheduled to vest on November 16, 2012 and 50,667 of which are scheduled to vest on November 16, 2013; (iii) 15,000 restricted stock units granted on August 26, 2011, 10,000 of which are scheduled to vest on November 16, 2012 and 5,000 of which are scheduled to vest on November 16, 2013; and (iv) 167,000 restricted stock units granted on December 1, 2011, 55,666 of which are scheduled to vest each on November 16, 2012 and November 16, 2013 and 55,668 of which are scheduled to vest on November 16, 2014. Excludes John Jacquay. Mr. Jacquay is included in the table because he is a named executive officer, however, his resignation took effect December 31, 2011 and he is no longer employed by the Company.

 Equity Compensation Plan Information

Table of Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2011.

Plan category	Number of Securities to be Issued Upon Exercise / Delivery of Outstanding Options and Restricted Stock Units		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
2003 Plan not approved by security holders	75,459	(2)	$14.88	—	(3)
2008 Plan not approved by security holders (4)	409,908	(5)	$30.00	137,105
2011 Plan approved by security holders	396,200		$—	1,203,800
Total	881,567		$16.25	1,340,905

(1)	Only applicable to outstanding vested options to purchase common stock.
(2)	Amount represents outstanding vested options to purchase common stock.
(3)	No unused shares (shares that were not issued pursuant to restricted stock units or options to purchase common shares) in this plan will be issued in the future.
(4)	During 2011, 454,408 shares underlying vested restricted stock units were issued to recipients (including shares repurchased to fund minimum withholding requirements).
(5)	Includes 6,712 outstanding vested options to purchase shares of common stock, 15,246 restricted stock units granted to Mr. LaPerch, which vested in February 2012 based upon the determination by the Compensation Committee that Mr. LaPerch met the performance-based targets for fiscal year 2011 and 387,950 shares underlying other unvested restricted stock units. The weighted average exercise price of outstanding options of $30.00 per share relates to the 6,712 outstanding vested options to purchase shares of common stock.

For a description of the material features of the Company’s 2003 Plan, 2008 Plan and 2011 Plan, see Item 8, “Financial Statements and Supplementary Data” and Note 12, “Stock-Based Compensation.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In determining the independence of Mr. Postma, the Board took into account that we sell certain fiber services to US Signal, LLC, a company principally owned by Mr. Postma and for which he serves as Chairman of the Board and Chief Executive Officer.  We invoiced US Signal for fiber services totaling $104,150 in 2005, $111,360 in 2006, $274,557 in 2007, $329,964 in 2008, $347,760 in 2009, $393,960 in 2010 and $440,160 in 2011.  Our transactions with US Signal have been approved or ratified by the Board of Directors (without Mr. Postma participating) and are priced consistently with our pricing for other customers.  Mr. Postma had no involvement in our negotiation of these fiber services agreements.  In addition, the Board took into account that we purchase certain installation and construction services from Turnkey Network Solutions, Inc. (“Turnkey”), a company for which Mr. Postma serves as Chairman of the Board of Directors and in which he has a minority ownership interest.  We were invoiced by Turnkey for services of $128,446 in 2008, $30,755 in 2009 and $1,544 in 2010, which transactions were ratified by the Board (without Mr. Postma participating).  We had no purchases from Turnkey in 2011.  We are also discussing purchasing certain telecommunications and construction services from US Signal and Turnkey, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by BDO USA, LLP including amounts billed by its affiliate, BDO LLP, through February 29, 2012 for each of the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit Fees	$1,065,955	$1,159,428
Audit Related Fees	67,320	—
Tax Fees	49,560	17,500
Total	$1,182,835	$1,176,928

The table below represents fees incurred by service year (when the service was provided) for each relevant audit period.  We recognize audit fees in our operating results as the services are provided.

	Year Incurred
	2012	2011	2010	Total
Audit Fees 2011	$602,000	$463,955	$—	$1,065,955
Audit Fees 2010	—	716,530	442,898	1,159,428
Audit Related Fees	—	67,320	—	67,320
Tax Fees	—	49,560	17,500	67,060
Total	$602,000	$1,297,365	$460,398	$2,359,763

Audit Fees.  In June 2011, BDO USA, LLP was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2011.  In June 2010, BDO USA, LLP was engaged to audit the Company’s financial statements as of and for the year ended December 31, 2010.  The Audit Fees for the years ended December 31, 2011 and 2010, respectively, were for professional services rendered for the audit of our consolidated financial statements as described above.

Audit-Related Fees.  Audit-Related Fees are typically for due diligence related to mergers and acquisitions.  There was $67,320 of such fees incurred during the year ended December 31, 2011.

Tax Fees.  Tax Fees for the years ended December 31, 2011 and 2010 were for services related to tax compliance, including research with respect to certain transaction taxes, tax planning and advice, including assistance with, and the review of the Company’s IRS Section 382 analysis.

Auditor Independence.  The Audit Committee has considered the non-audit services provided by BDO USA, LLP and determined that the provision of such services had no effect on BDO USA, LLP's independence from the Company.

Audit Committee Pre-Approval Policy and Procedures.  The Audit Committee must review and pre-approve all audit and, except as provided below, non-audit services provided by BDO USA, LLP, our independent registered public accounting firm.  In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair BDO USA, LLP’s independence.  The Audit Committee will only pre-approve services that it believes will not impair BDO USA, LLP’s independence.  The Audit Committee has delegated to its Chairman authority to pre-approve all non-audit services.  All services are subsequently communicated to the Audit Committee.  All services rendered by BDO USA, LLP in 2010 and 2011 were pre-approved pursuant to this process.

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

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

AboveNet, Inc.

White Plains, New York

The audits referred to in our report dated February 29, 2012, relating to the consolidated financial statements of AboveNet, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the accompanying financial statement Schedule II – Valuation and Qualifying Accounts.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, NY
February 29, 2012

Schedule II - Valuation and Qualifying Accounts

ABOVENET, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
2011
Reserve for uncollectible accounts	$1.8	$0.9	$—	$(0.1)	(1)	$2.6
Deferred tax valuation allowance	$58.2	$—	$—	$(9.1)	(2)	$49.1
2010
Reserve for uncollectible accounts	$2.0	$0.5	$—	$(0.7)	(3)	$1.8
Deferred tax valuation allowance	$65.9	$—	$—	$(7.7)	(4)	$58.2
2009
Reserve for uncollectible accounts	$1.3	$0.9	$—	$(0.2)	(1)	$2.0
Deferred tax valuation allowance	$718.1	$—	$—	$(652.2)	(5)	$65.9

(1)	Represents the write-off of uncollectible accounts.
(2)

Represents the benefit of $9.1 realized in connection with the release of a portion of valuation allowances previously established in the U.K., which was comprised of a $9.2 tax benefit recognized, partially offset by $0.1 due to foreign currency translation.

(3)	Represents the recovery of items specifically reserved for of $0.5 and the write-off of uncollectible accounts totaling $0.2.
(4)

Represents the benefit of $7.3 realized in connection with the release of a portion of valuation allowances previously established in the U.K.  Additionally, the valuation allowance decreased by $1.0 due to the reduction of effective tax rates in the U.K., partially offset by $0.6 attributable to foreign currency translation.

(5)

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

ABOVENET, INC.

Date: February 29, 2012	By:	/s/ William G. LaPerch
William G. LaPerch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 29, 2012	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 29, 2012	By:	/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky Director

Date: February 29, 2012	By:	/s/ Michael J. Embler
Michael J. Embler Director

Date: February 29, 2012	By:	/s/ Richard Postma
Richard Postma Director

Date: February 29, 2012	By:	/s/ Richard Shorten, Jr.
Richard Shorten, Jr. Director

Date: February 29, 2012	By:	/s/ Stuart Subotnick
Stuart Subotnick Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of AboveNet, Inc. filed with the Secretary of State of the State of Delaware on August 3, 2010 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010).

3.2	Amended and Restated Bylaws adopted as of December 1, 2011 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 7, 2011).

4.1	Form of Specimen Common Stock Certificate (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

4.2	Registration Rights Agreement dated as of March 1, 2004, by and among AboveNet, Inc. and Fiber LLC, Franklin Mutual Advisers, LLC and the Trust established pursuant to that certain Trust Agreement, dated May 30, 1984, as amended and restated and supplemented, between John W. Kluge, as Grantor and Stuart Subotnick, John W. Kluge and Chase Manhattan Bank, as Trustees (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

4.3	Amended and Restated Rights Agreement, dated as of August 3, 2009, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.4	Form of Right Certificate (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 3, 2009).

4.5	Amendment to Amended and Restated Rights Agreement, signed as of January 27, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Agreement of Lease dated as of December 30, 1994, by and between Hudson Telegraph Associates L.P., as Landlord and F. Garofalo Electric Co., Inc. and National Fiber Network, Inc., as Tenant, and Letter dated as of July 1, 2005 regarding transfer of property ownership from Hudson Telegraph Associates, L.P. to Hudson Owner LLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.2	Agreement of Lease dated as of April 23, 1999, by and between 111 Eighth Avenue LLC, as Landlord and Metromedia Fiber Network Services, Inc., as Tenant, including amendments dated as of October 18, 2000, March 13, 2003 and March 1, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.3	Agreement of Lease dated as of October 1, 1999, by and between Newport Office Center I Co., as Landlord and Metromedia Fiber Network Services, Inc., as Tenant, and related Right-of-Entry License Agreement and Facilities Management License Agreement (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.4	Amended and Restated Franchise Agreement dated as of February 28, 2000, by and between The City of New York and Metromedia Fiber Network NYC, Inc. and Stipulation, Agreement and Order by and among the Reorganized Debtors and The New York City Department of Information Technology and Telecommunications Concerning Franchise Agreement, effective January 1, 2004 and approved by the United States Bankruptcy Court on July 12, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

10.5	**	Fiber Lease Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002, February 14, 2003 and October 8, 2007 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.6	**	Collocation and Maintenance Agreement dated as of April 26, 2002, by and between Williams Communications, LLC and Metromedia Fiber National Network, Inc., including amendments dated as of October 10, 2002 and February 14, 2003 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.7	*	2003 Incentive Stock Option and Stock Unit Grant Plan (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on May 13, 2008).

10.8		Credit and Guaranty Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

10.9		Security and Pledge Agreement dated as of February 29, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., and Societe Generale, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008).

10.10		Waiver and Amendment No. 1 to Credit and Guaranty Agreement dated as of September 22, 2008, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.11		Joinder Agreement dated as of October 1, 2008 by and between SunTrust Bank, the New Lender, and Societe Generale, as Administrative Agent for the Lenders under the Credit Agreement (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.12		Amendment No. 2, dated as of June 29, 2009, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.13		Amendment No. 3, dated as of March 4, 2010, to Credit and Guaranty Agreement among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent, dated as of February 29, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 10, 2010).

10.14		Waiver No. 2 to Credit and Guaranty Agreement dated as of November 18, 2010, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, LLC, AboveNet of VA, LLC, AboveNet International, Inc., the Lenders party thereto, Societe Generale, as Administrative Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.15	*	AboveNet, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2008).

10.16	*	Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.17	*	Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.18	*	Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.19	*	Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.20	*	Employment Agreement effective as of September 2, 2008, by and between AboveNet, Inc. and Douglas Jendras (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2008).

10.21	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.22	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and William LaPerch (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.23	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Robert Sokota (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.24	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and John Jacquay (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.25	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.26	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Doug Jendras (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.27	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.28	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.29	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.30	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.31	*	Stock Unit Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.32	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Jeffrey Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.33	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.34	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.35	*	Stock Option Agreement dated as of September 8, 2008, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on September 30, 2008).

10.36	*	Employment Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph P. Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.37	*	Stock Unit Agreement, dated as of October 27, 2008, between AboveNet, Inc. and Joseph Ciavarella (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.38	*	Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and William G. LaPerch (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.39	*	Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Robert J. Sokota (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.40	*	Stock Purchase Agreement, dated as of October 28, 2008, between AboveNet, Inc. and Rajiv Datta (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 31, 2008).

10.41	*	Summary of 2009 Bonus Plan, dated February 12, 2009 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 16, 2009).

10.42	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.43	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.44	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.45	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.47	*	Stock Unit Agreement dated as of December 3, 2009, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.47	*	Summary of 2010 Bonus Plan dated March 1, 2010 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 5, 2010).

10.48	*	AboveNet, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010).

10.49	*	Form of Common Stock Award Agreement dated as of December 20, 2010 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.50	*	Form of Stock Unit Agreement dated as of December 20, 2010 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.51	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Jeffrey A. Brodsky (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.52	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Michael Embler (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.53	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Richard Postma (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.54	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Richard Shorten, Jr. (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.55	*	Stock Unit Agreement dated as of December 20, 2010, by and between AboveNet, Inc. and Stuart Subotnick (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.56	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between William G. LaPerch and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.57	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Rajiv Datta and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.58	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Joseph P. Ciavarella and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.59	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Robert Sokota and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.60	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between John Jacquay and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.61	*	First Amendment to Employment Agreement, effective as of January 25, 2011, by and between Douglas Jendras and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.62	*	Form of Stock Unit Agreement for January 25, 2011 Grants (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2011).

10.63		Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.64		Guaranty and Security Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.LC., AboveNet International, Inc., the other grantors party thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 2, 2011).

10.65	*	Summary of 2011 Bonus Plan dated February 28, 2011 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on March 1, 2011).

10.66		First Amendment, dated as of March 28, 2011, to Revolving Credit Agreement, dated as of January 28, 2011, among AboveNet, Inc., AboveNet Communications, Inc., AboveNet of Utah, L.L.C., AboveNet of VA, L.L.C., AboveNet International, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on May 9, 2011).

10.67	*	AboveNet, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2011).

10.68	*	Summary of April 27, 2011 Amendment to Employment Agreement between John Jacquay and AboveNet, Inc. (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.69		Fourth Amendment of Lease dated as of June 24, 2011, by and between One City Block LLC, as Landlord, and AboveNet Communications, Inc., as Tenant (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.70	*	Employment Agreement, effective as of July 25, 2011, by and between AboveNet, Inc. and Nicholas Ridolfi (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011).

10.71	*	Second Amendment to Employment Agreement, effective as of November 30, 2011, by and between William G. LaPerch and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2011).

10.72	*	Second Amendment to Employment Agreement, effective as of November 30, 2011, by and between Rajiv Datta and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2011).

10.73	*	Second Amendment to Employment Agreement, effective as of November 30, 2011, by and between Joseph P. Ciavarella and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2011).

10.74	*	Second Amendment to Employment Agreement, effective as of November 30, 2011, by and between Robert Sokota and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2011).

10.75	*	Restricted Stock Unit Agreement dated as of December 1, 2011, by and between AboveNet, Inc. and Jeffrey A. Brodsky.

10.76	*	Restricted Stock Unit Agreement dated as of December 1, 2011, by and between AboveNet, Inc. and Michael Embler.

10.77	*	Restricted Stock Unit Agreement dated as of December 1, 2011, by and between AboveNet, Inc. and Richard Postma.

10.78	*	Restricted Stock Unit Agreement dated as of December 1, 2011, by and between AboveNet, Inc. and Richard Shorten, Jr.

10.79	*	Restricted Stock Unit Agreement dated as of December 1, 2011, by and between AboveNet, Inc. and Stuart Subotnick.

10.80	*	Form of Restricted Stock Unit Agreement for grants to Executive Officers under the 2011 Equity Incentive Plan.

10.81	*	Summary of 2012 Bonus Plan dated February 24, 2012.

10.82		Lease Modification and Extension Agreement dated as of September 14, 2009, between 60 Hudson Owner LLC (successor to Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates), as Landlord, and AboveNet Communications, Inc. (successor to F. Garofalo Electric Co., Inc. and National Fiber Network Inc.), as Tenant.

21.1		Subsidiaries.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit represents a management contract or compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit.

