Form 10-Q
period 2012-03-31
ABOVENET INC
filed 2012-05-09
CIK 1043533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2012, was 26,267,094.

Table of Contents

ABOVENET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$120.7	$118.4
Restricted cash and cash equivalents	3.8	4.7
Accounts receivable, net of allowances for doubtful accounts of $2.5 and $2.6 at March 31, 2012 and December 31, 2011, respectively	42.4	35.7
Prepaid costs and other current assets	18.9	14.2
Total current assets	185.8	173.0

Property and equipment, net of accumulated depreciation and amortization of $371.5 and $353.9 at March 31, 2012 and December 31, 2011, respectively	635.6	611.5
Deferred tax assets	99.2	110.7
Other assets	15.1	15.8
Total assets	$935.7	$911.0

LIABILITIES:
Current liabilities:
Accounts payable	$9.5	$10.7
Accrued expenses	78.8	76.8
Deferred revenue - current portion	29.0	30.0
Total current liabilities	117.3	117.5

Note payable	55.0	55.0
Deferred revenue	78.0	79.3
Other long-term liabilities	11.7	11.3
Total liabilities	262.0	263.1

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Junior preferred stock, 500,000 shares authorized, $0.01 par value, none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 26,939,102 issued and 26,266,494 outstanding at March 31, 2012 and 26,914,108 issued and 26,255,173 outstanding at December 31, 2011	0.3	0.3
Additional paid-in capital	364.5	357.7
Treasury stock at cost, 672,608 and 658,935 shares at March 31, 2012 and December 31, 2011, respectively	(25.9)	(25.0)
Accumulated other comprehensive loss	(8.1)	(9.6)
Retained earnings	342.9	324.5
Total shareholders’ equity	673.7	647.9
Total liabilities and shareholders’ equity	$935.7	$911.0

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$127.7	$114.4

Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $0.1 for the three months ended March 31, 2012)	43.9	40.2
Selling, general and administrative expenses	32.0	29.8
Depreciation and amortization	20.7	18.3

Operating income	31.1	26.1

Other income (expense):
Interest expense	(1.1)	(1.2)
Other income (expense), net	0.8	(0.7)

Income before income taxes	30.8	24.2

Provision for income taxes	12.4	9.7

Net income	$18.4	$14.5

Income per share, basic:
Basic net income per share	$0.70	$0.56

Weighted average number of common shares	26,259,337	25,803,904

Income per share, diluted:
Diluted net income per share	$0.68	$0.54

Weighted average number of common shares	27,106,731	26,772,811

The accompanying notes are an integral part of these consolidated financial statements.

2

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$18.4	$14.5
Foreign currency translation adjustments	1.5	0.6
Change in fair value of interest rate swap contracts upon settlement	—	0.6
Comprehensive income	$19.9	$15.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Other Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2012	26,914,108	$0.3	658,935	$(25.0)	$357.7	$(9.6)	$324.5	$647.9
Issuance of common stock from vested restricted stock	17,219	—	—	—	—	—	—	—
Issuance of common stock from exercise of options to purchase shares of common stock	7,775	—	—	—	0.1	—	—	0.1
Purchase of treasury stock	—	—	1,973	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	1.5	—	1.5
Amortization of stock-based compensation expense for restricted stock units	—	—	—	—	6.7	—	—	6.7
Purchase of common stock pursuant to the Repurchase Program	—	—	11,700	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	—	—	18.4	18.4
Balance at March 31, 2012	26,939,102	$0.3	672,608	$(25.9)	$364.5	$(8.1)	$342.9	$673.7

The accompanying notes are an integral part of these consolidated financial statements.

ABOVENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities:
Net income	$18.4	$14.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20.7	18.3
Provisions for impairment	0.1	—
Non-cash stock-based compensation expense for restricted stock units	6.7	7.0
Non-cash stock-based compensation expense for employee stock purchase plan	—	0.1
Provision for bad debts	0.4	0.1
Change in deferred tax assets	11.9	9.5
Changes in operating working capital:
Accounts receivable	(6.9)	(3.9)
Prepaid costs and other current assets	(1.2)	2.7
Other assets	0.7	1.8
Accounts payable	1.0	(1.8)
Accrued expenses	(5.8)	(2.2)
Deferred revenue	(2.6)	(5.5)
Other long-term liabilities	0.6	0.7
Net cash provided by operating activities	44.0	41.3

Cash flows used in investing activities:
Proceeds from sales of property and equipment	0.2	—
Purchases of property and equipment	(41.2)	(31.1)
Net cash used in investing activities	(41.0)	(31.1)

Cash flows used in financing activities:
Proceeds from exercise of options to purchase shares of common stock	0.1	0.1
Change in restricted cash and cash equivalents	0.9	(1.0)
Purchase of treasury stock	(0.9)	(0.3)
Principal payment - capital lease obligation	(0.2)	(0.2)
Proceeds from borrowing under $250 Million Secured Revolving Credit Facility, net of certain debt issuance costs	—	50.0
Debt issuance costs	—	(0.5)
Principal payment - note payable	—	(49.7)
Net cash used in financing activities	(0.1)	(1.6)
Effect of exchange rates on cash	(0.6)	0.4
Net increase in cash and cash equivalents	2.3	9.0
Cash and cash equivalents, beginning of period	118.4	61.6
Cash and cash equivalents, end of period	$120.7	$70.6

Supplemental cash flow information:
Cash paid for interest	$0.6	$0.6
Cash paid for income taxes	$1.3	$1.1

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

NOTE 2:    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one split of the Company’s common stock, par value $0.01 per share (the “Common Stock”), effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of Common Stock for each share of Common Stock held on that date.  All share and per share information for prior periods, including warrants, options to purchase Common Stock, restricted stock units, warrant and option exercise prices, shares reserved under the Company’s 2003 Incentive Stock Option and Stock Unit Grant Plan (the “2003 Plan”) and the Company’s 2008 Equity Incentive Plan  (the “2008 Plan”), weighted average fair value of options granted, Common Stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted, where applicable, to reflect the two-for-one stock split.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements include the accounts of the Company, as applicable.  They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which the Company had previously received consideration and for which revenue recognition was deferred.  Contract termination revenue is also recognized when customers have made early termination payments to the Company to settle contractually committed purchase amounts that the customer no longer expects to meet or when the Company renegotiates or discontinues a contract with a customer and as a result is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Additionally, the Company includes receipts of bankruptcy claim settlements from former customers as contract termination revenue when received.  Contract termination revenue amounted to $0.7 and $2.1 in the three months ended March 31, 2012 and 2011, respectively.

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS No. 153”), (now known as FASB ASC 845-10).  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) (also now known as FASB ASC 845-10) to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations of the Company.  Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.  There were no gains or losses from nonmonetary transactions for each of the three months ended March 31, 2012 and 2011.

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

Property and Equipment

Property and equipment owned at September 8, 2003, the effective date (the “Effective Date”) of the amended bankruptcy plan of reorganization of Metromedia Fiber Network, Inc. and substantially all of its domestic subsidiaries (the “Plan of Reorganization”), are stated at their estimated fair values as of the Effective Date based on the Company’s reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets. At March 31, 2012 and December 31, 2011, the Company had $54.0 and $57.8, respectively, of construction in progress. Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers. Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits. These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations.  The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization. Capitalized direct labor amounted to $2.7 and $2.5 for the three months ended March 31, 2012 and 2011, respectively.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

From time to time, the Company is required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, the Company fully depreciates the remaining carrying value of network infrastructure removed or rendered unusable and capitalizes the costs of the new fiber and associated construction placed into service.  In certain circumstances, the local municipality or agency is responsible for some or all of such amounts.  The Company records its share of relocation costs in property and equipment and records the third party portion of such costs as accounts receivable. The Company capitalized relocation costs amounting to $0.3 and $0.5 for the three months ended March 31, 2012 and 2011, respectively.  The Company fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.05 and $0.09 ($0.02 and $0.04 on a net book value basis) for the three months ended March 31, 2012 and 2011, respectively.  To the extent that relocation is temporary in nature, or requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in the Company’s results of operations.

In accordance with SFAS No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three months ended March 31, 2012 and 2011.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  The Company considers various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, Company strategy, capital planning and certain operational issues.  Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  The Company also considers the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  The Company performs annual physical counts of such assets that are not in revenue service or operations (e.g., inventory, primarily spare parts) at or around September 30 of each year.  With the assistance of a valuation report of the assets in inventory, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, the Company determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment totaling $1.2 for the year ended December 31, 2011. The Company provided allowances for impairment of $0.1 in the three months ended March 31, 2012. There were no provisions for impairment recorded in the three months ended March 31, 2011.

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

Asset retirement obligations, generally recorded as “Other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $8.2 and $8.1 at March 31, 2012 and December 31, 2011, respectively, of which $4.3 and $4.5, respectively, was included in “Accrued expenses,” at such dates, and $3.9 and $3.6, respectively, was included in “Other long-term liabilities,” at such dates. Accretion expense, which is included in “Interest expense,” amounted to $0.14 and $0.07 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company is subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes.  The Company is required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit.  The Company believes that its tax return positions are appropriate and supportable under relevant tax law.  The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.  Accordingly, no adjustments were made to the consolidated financial statements for each of the three months ended March 31, 2012 and 2011.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

The Company’s policy is to recognize interest and penalties accrued as a component of operating expense.  As of the date of adoption of FASB ASC 740-10, the Company did not have any accrued interest or penalties associated with any unrecognized income tax benefits, nor was any interest expense recognized during each of the three months ended March 31, 2012 and 2011.

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

Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black-Scholes option pricing model for stock option awards.  The Company did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s limited market trading history; therefore, the assumptions used for these amounts are an average of those used by a select group of related industry companies. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period).  The Company recognizes the related stock-based compensation expense of such awards on a straight-line basis over the vesting period for each tranche in an award. Upon consummation of the Plan of Reorganization, all then outstanding stock options were cancelled.

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

There were no options to purchase shares of Common Stock granted during each of the three months ended March 31, 2012 and 2011.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Stock Warrants

In connection with the Plan of Reorganization described in this Note 2, “Basis of Presentation and Significant Accounting Policies - Property and Equipment,” the Company issued to holders of general unsecured claims as part of the settlement of such claims (i) five year warrants to purchase 1,418,918 shares of Common Stock with an exercise price of $10.00 per share, which expired September 8, 2008 (the “Five Year Warrants”) and (ii) seven year warrants to purchase 1,669,316 shares of Common Stock with an exercise price of $12.00 per share, which expired September 8, 2010 (the “Seven Year Warrants”).  The stock warrants were treated as equity upon their exercise based upon the terms of the warrant and cash received. Stock warrants to purchase shares of Common Stock exercised totaled 858,530 in 2010.

Under the terms of the five year and seven year warrant agreements (collectively, the “Warrant Agreements”), if the Common Stock market price, as defined in the Warrant Agreements, 60 days prior to the expiration date of the respective warrants, was greater than the warrant exercise price, the Company was required to give each warrant holder notice that at the warrant expiration date, the warrants would be deemed to have been exercised pursuant to the net exercise provisions of the respective Warrant Agreements (the “Net Exercise”), unless the warrant holder elected, by written notice, to not exercise its warrants.  Under the Net Exercise, shares issued to the warrant holders would be reduced by the number of shares necessary to cover the aggregate exercise price of the shares, valuing such shares at the current market price, as defined in the Warrant Agreements.  Any fractional shares, otherwise issuable, would be paid in cash.

At September 8, 2008, the expiration date of the Five Year Warrants, the required conditions were met for the Net Exercise.  In total, Five Year Warrants to purchase 318,526 shares of Common Stock were deemed exercised on a net exercise basis (including warrants to purchase 778 shares of Common Stock, which were exercised on a net exercise basis prior to expiration), of which 213,432 shares were issued to the warrant holders, 105,094 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Five Year Warrants to purchase 50 shares of Common Stock were cancelled in accordance with instructions from warrant holders.  In total, the exercises of the Five Year Warrants by holders generated cash of $11.0.

At September 8, 2010, the expiration date of the Seven Year Warrants, the required conditions were met for the Net Exercise and accordingly, Seven Year Warrants to purchase 13,626 shares of Common Stock were exercised at expiration, of which 10,409 shares were issued to warrant holders and 3,217 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In total, Seven Year Warrants to purchase 443,504 shares of Common Stock were deemed exercised on a net exercise basis (441,688 in 2010), of which 353,598 shares were issued to the warrant holders, 89,906 shares were returned to treasury and $0.004 was paid to recipients for fractional shares.  In addition, Seven Year Warrants to purchase 26 shares of Common Stock were determined to be undeliverable and were cancelled.  In total, the exercises of the Seven Year Warrants by holders generated cash of $14.7.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Derivative Financial Instruments

The Company has utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate its exposure to interest rate risk.  The Company purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 (original principal) term loan under the Secured Credit Facility (as such term is defined in Note 4, “Note Payable - Secured Credit Facility,” below) and the Company purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 (original principal) term loan provided by SunTrust Bank.  See Note 4, “Note Payable.”  The Company accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815).  FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, the Company has not historically entered into derivatives for trading purposes or for speculation.  Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective.  Accordingly, changes in the fair value of derivatives were recorded each period in other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss were reclassified into earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges, if any, would be recognized in current period earnings. The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in other comprehensive loss.  Both interest rate swaps were settled in January 2011.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (now known as FASB ASC 815-10).  FASB ASC 815-10 changes the disclosure requirements for derivatives and hedging activities.  Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivatives; (ii) how derivatives and related hedged items are accounted for under FASB ASC 815-10; and (iii) how derivatives and related hedged items affect an entity’s financial position and cash flows.

The Company has, when applicable, minimized its credit risk relating to counterparties of its derivatives by transacting with multiple, high quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of its counterparties.

All derivatives have been recorded on the Company’s consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815-10.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility (as such term is defined in Note 4, “Note Payable - $250 Million Secured Revolving Credit Facility,” below).  The cost of $0.5 to settle the swap agreements was included in “Other (expense) income, net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

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

The Company’s investment in overnight money market institutional funds, which amounted to $108.9 and $110.0 at March 31, 2012 and December 31, 2011, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company was party to two interest rate swaps, which were utilized to modify the Company’s interest rate risk.  The Company recorded the mark-to-market value of the interest rate swap contracts of $0.6 (which was included in “Accrued expenses”) in the Company’s consolidated balance sheet at December 31, 2010.  At December 31, 2010, the Company used third parties, as well as its own market analysis to determine the fair value of each of the interest rate swap agreements.  The fair value of the interest rate swap contracts were classified as Level 2 liabilities.  The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility. The cost of $0.5 to settle the swap agreements was included in “Other income (expense), net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

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

The Company contributed $0.7 for each of the three months ended March 31, 2012 and 2011, net of forfeitures for its obligations under these plans.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2011 to conform to the classifications used for the three months ended March 31, 2012.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820.  ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU No. 2009-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.” ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate.  ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160.  The adoption of ASU No. 2010-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance.  The adoption of ASU 2010-09 had no effect on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company borrowed $55.0 at closing, of which $5.0 was used to pay bank fees and legal expenses, $49.9 was used to repay the Secured Credit Facility (as defined below) and $0.1 was used for general corporate purposes.  The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%). The Company converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%).  At March 31, 2012, the $250 Million Secured Revolving Credit Facility carried an interest rate of 2.50% (0.25% Adjusted LIBO Rate plus applicable margin of 2.25%).

The Company has the right to prepay any outstanding loan under the $250 Million Secured Revolving Credit Facility prior to its maturity without premium or penalty.

The Company is required to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants require the Company to provide notices of material events and information regarding collateral, restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, make investments, sell assets, make restricted payments (including the ability to pay dividends) and engage in affiliate transactions, and require the Company to maintain a Leverage Ratio not greater than 2.5 to 1.0 and an Interest Coverage Ratio (as such terms are defined in the $250 Million Secured Revolving Credit Facility) of not less than 3.0 to 1.0.  At March 31, 2012, based upon the Company’s Leverage Ratio, its cash balance and its availability under the $250 Million Secured Revolving Credit Facility, $259.4 of retained earnings is unrestricted for dividend purposes and the balance is restricted.

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

In connection with the January 2011 closing of the $250 Million Secured Revolving Credit Facility, the Company also settled the two interest rate swaps at a total cost of $0.5, which is included in “Other income (expense), net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.  The Company also wrote-off $1.1 in unamortized debt issuance costs associated with the Secured Credit Facility, which is also included in “Other income (expense), net” in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

As of March 31, 2012, $195.0 was available for borrowings under the $250 Million Secured Revolving Credit Facility.

The Company was in compliance with all of its debt covenants as of March 31, 2012.

Secured Credit Facility

On February 29, 2008, the Company, excluding certain foreign subsidiaries, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) providing for a $60.0 senior secured credit facility (the “Secured Credit Facility”), consisting of an $18.0 revolving credit facility (the “Revolver”) and a $42.0 term loan facility (the “Term Loan”), which was comprised of $24.0 advanced at closing and up to $18.0 of which originally could be drawn within nine months of closing at the Company’s option (the “Delayed Draw Term Loan”). The Secured Credit Facility was secured by substantially all of the Company’s domestic assets.  In September 2008, the Delayed Draw Term Loan option, which was originally scheduled to expire on November 25, 2008, was extended to June 30, 2009 and then subsequently extended to December 31, 2009.  The Revolver and the Term Loan each had a term of five years from February 29, 2008. The Company paid an upfront fee of 1.5% ($0.9) of the total amount of the Secured Credit Facility and paid $0.3 to its unaffiliated third party financial advisors who assisted the Company.  The Company was also liable for an unused commitment fee of 0.75% per annum.  Interest accrued at 30 day LIBOR, plus the applicable margin of 3% effective September 30, 2008.  Additionally, the Company was originally required to maintain an unrestricted cash balance at all times of at least $20.0.  On February 29, 2008, the Company received proceeds, pursuant to the Term Loan of $24.0, less debt issuance costs.

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

On December 31, 2009, the Company borrowed $24.57 under the Delayed Draw Term Loan. The Delayed Draw Term Loan provided for interest and payment terms similar to the Term Loan.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

NOTE 5:  INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The provision for income taxes for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Federal	$9.6	$7.6
State	1.9	1.4
Foreign	0.9	0.7
Total provision for income taxes	$12.4	$9.7

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

For each of the three months ended March 31, 2012 and 2011, the consolidated effective income tax rates was approximately 40.3%. The effective tax rate in the U.K. for the three months ended March 31, 2012, based upon consolidated pre-tax income in the U.K., was approximately 24.1%. AboveNet Communications UK Limited receives no benefit from the operating loss generated by AboveNet Communications Europe Limited (“ACE”), which files its U.K. income tax return on a stand alone basis.  ACE is a foreign disregarded entity whose operating results are consolidated with the U.S. for federal income tax reporting purposes.

As part of the Company’s evaluation of deferred tax assets in the fourth quarter of 2011, the Company recognized a non-cash tax benefit of $9.2 at December 31, 2011 relating to the reduction of certain valuation allowances established with respect to deferred tax assets in the U.S. and the U.K. The Company believes it is more likely than not that it will utilize these assets to reduce or eliminate tax payments in future periods.  The Company’s evaluation encompassed (i) a review of its recent history of profitability in the U.S. and U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets; and (iii) a reassessment of tax benefits recognition under FASB ASC 740.

NOTE 6:  INCOME PER SHARE OF COMMON STOCK

Basic net income per common share is computed as net income divided by the weighted average number of shares of Common Stock outstanding for the period. Total weighted average shares utilized in computing basic net income per share of Common Stock were 26,259,337 and 25,803,904 for the three months ended March 31, 2012 and 2011, respectively. Total weighted average shares utilized in computing diluted net income per share of Common Stock were 27,106,731 and 26,772,811 for the three months ended March 31, 2012 and 2011, respectively. Dilutive securities include options to purchase shares of Common Stock, restricted stock units and stock warrants. For each of the three months ended March 31, 2012 and 2011, there were no potentially dilutive securities excluded from the calculation of diluted net income per share of Common Stock.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

NOTE 7:   STOCK-BASED COMPENSATION

2011 Equity Incentive Plan, 2008 Equity Incentive Plan and 2003 Plan

On May 11, 2011, the Board of Directors of the Company adopted the AboveNet, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which provides for the availability of a maximum of 1,600,000 shares of Common Stock to be awarded to the Company’s employees (including officers), directors and consultants in the form of restricted stock unit awards, restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, performance-based awards and other stock- or cash-based awards. The 2011 Plan was approved by the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on June 23, 2011. The 2011 Plan will be administered by the Compensation Committee, which will, in its sole discretion, determine which individuals may participate in the 2011 Plan and the type, extent and terms of the awards to be granted. The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments. As of March 31, 2012, 404,300 shares of Common Stock were reserved pursuant to outstanding restricted stock units and 1,195,700 shares of Common Stock were available for future grants.

On August 29, 2008, the Board of Directors of the Company approved the Company’s 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee.  Any employee, officer, director or consultant of the Company or subsidiary of the Company selected by the Compensation Committee is eligible to receive awards under the 2008 Plan.  Stock options, restricted and unrestricted stock, restricted and unrestricted stock units and stock appreciation rights may be awarded to eligible participants on a stand alone, combination or tandem basis.  1,500,000 shares of Common Stock were initially reserved for issuance pursuant to awards granted under the 2008 Plan.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  Under the 2008 Plan, as of March 31, 2012, 957,637 shares of Common Stock were issued pursuant to the delivery of vested restricted stock units (including shares repurchased by the Company), 3,288 shares of Common Stock had been issued pursuant to the exercise of options to purchase shares of Common Stock, 9,281 shares of Common Stock were issued pursuant to the Option Dividend (as such term is defined in Note 8, “Shareholders’ Equity - Dividends,” below) on December 20, 2010, 374,977 shares of Common Stock were reserved pursuant to outstanding restricted stock units, 6,712 shares of Common Stock were reserved pursuant to outstanding options to purchase shares of Common Stock and 148,105 shares of Common Stock were available for future grants.

On September 8, 2003, the 2003 Plan became effective.  Under the 2003 Plan, the Company was authorized to issue, in the aggregate, share-based awards of up to 2,129,912 shares of Common Stock to employees, directors and consultants who were selected to participate.  The number of shares available for grant and the terms of outstanding grants are subject to adjustment for stock splits, stock dividends and other capital adjustments.  Under the 2003 Plan, as of March 31, 2012, 1,169,432 shares of Common Stock had been issued pursuant to vested restricted stock units (including shares repurchased by the Company), 858,418 shares of Common Stock had been issued pursuant to options exercised to purchase shares of Common Stock, 67,684 shares of Common Stock were reserved pursuant to outstanding vested options to purchase shares of Common Stock and 34,378 shares of Common Stock were cancelled.  No shares are available for future grants under the 2003 Plan.

Stock-based compensation expense for each period presented relates to share-based awards granted under the 2011 Plan described above, the 2008 Plan described above and the 2003 Plan described above, as applicable, and reflects awards outstanding during the applicable period, including awards granted both prior to and during such period.

Stock Options

There were no options to purchase shares of Common Stock granted during each of the three months ended March 31, 2012 and 2011. There was no non-cash stock-based compensation expense recognized with respect to options to purchase shares of Common Stock during each of the three months ended March 31, 2012 and 2011.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Restricted Stock Units

On April 9, 2012, pursuant to the 2011 Plan, the Board of Directors of the Company awarded 500 restricted stock units to a certain employee. The fair value of the grant was $82.89 per share, the closing price of the Common Stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest on November 16, 2012.

On February 1, 2012, pursuant to the 2011 Plan, the Board of Directors of the Company awarded 12,000 restricted stock units to certain employees. The fair value of the grants was $70.19 per share, the closing price of the Common Stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest 5,000, 4,000 and 3,000 on November 16, 2012, November 16, 2013 and November 16, 2014, respectively.

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

The fair value of the grants was $59.49 per share, the closing price of the Common Stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest 127,059, 127,059 and 127,082 on November 16, 2012, November 16, 2013 and November 16, 2014, respectively.

On August 26, 2011, pursuant to the 2011 Plan, the Board of Directors of the Company awarded 15,000 restricted stock units to Mr. Nicholas Ridolfi, who became the Company’s Senior Vice President for Sales and a named executive officer on July 25, 2011.  The fair value of the grant was $57.54 per share, the closing price of the Common Stock on the New York Stock Exchange on that day.  The restricted stock units are scheduled to vest 10,000 shares on November 16, 2012 and 5,000 shares on November 16, 2013.

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

The fair value of each restricted stock unit granted was $59.25, the closing price of the Common Stock on the New York Stock Exchange on January 25, 2011.  The 213,100 restricted stock units were originally scheduled to vest as follows: 15,000 on November 16, 2011; 132,066 on November 16, 2012; and 66,034 on November 16, 2013.  Mr. Jacquay’s restricted stock units that were scheduled to vest in 2012 and 2013 were forfeited upon his resignation effective December 31, 2011. An additional 21,000 restricted stock units granted in 2011 were forfeited in 2011.

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

The Company recognized non-cash stock-based compensation expense related to restricted stock units of $6.7 and $7.0 for the three months ended March 31, 2012 and 2011, respectively, which had the effect of decreasing net income by $0.15 per basic and diluted share of Common Stock for the three months ended March 31, 2012 and by $0.16 per basic share of Common Stock and diluted share of Common Stock for the three months ended March 31, 2011. Additionally, during the three months ended March 31, 2012, the Company delivered 15,246 shares of Common Stock to its Chief Executive Officer, William LaPerch, pursuant to the 14,000 vested performance-based restricted stock units granted to him in September 2008 and 1,246 restricted stock units granted pursuant to the RSU Dividend (as such term is defined in Note 8, “Shareholders’ Equity - Dividends,” below).

NOTE 8:   SHAREHOLDERS’ EQUITY

Dividends

In November 2010, the Company obtained waivers from its lenders (Societe Generale, SunTrust Bank and CIT Lending Services Corporation) to permit a $5.00 per share dividend. On November 23, 2010, the Company announced that its Board of Directors declared a special one-time cash dividend of $5.00 per share on its Common Stock (the “Special Cash Dividend”).  The Special Cash Dividend was paid on December 27, 2010 to the stockholders of record at the close of business on December 6, 2010. The aggregate amount of the payment made in connection with the Special Cash Dividend was approximately $129.0.  On December 20, 2010, the Company’s Board of Directors granted restricted stock units (the “RSU Dividend”) to holders of unvested restricted stock units on the record date of the Special Cash Dividend in order to provide these holders with an amount that approximated the value of the Special Cash Dividend. In total, the Company granted 40,508 restricted stock units pursuant to the RSU Dividend, of which up to 1,246 restricted stock units vested in February 2011 based upon the achievement of certain performance targets established for fiscal year 2010, 28,656 restricted stock units are scheduled to vest on November 15, 2011, 9,360 are scheduled to vest November 16, 2011 and up to 1,246 restricted stock units are scheduled to vest on or before March 15, 2012 based upon the achievement of certain performance targets established for fiscal year 2011.

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

Stock Split

On August 3, 2009, the Board of Directors of the Company authorized a two-for-one Common Stock split, effected in the form of a 100% stock dividend, which was distributed on September 3, 2009.  Each shareholder of record on August 20, 2009 received one additional share of Common Stock for each share of Common Stock held on that date. All share and per share information for prior periods, including warrants, options to purchase shares of Common Stock, restricted stock units, warrant and option exercise prices, shares reserved under the 2003 Plan and the 2008 Plan, weighted average fair value of options granted, Common Stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statement of shareholders’ equity, have been retroactively adjusted, where applicable, to reflect the two-for-one stock split.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Amendment to the Company’s Amended and Restated Certificate of Incorporation

On June 24, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of its Common Stock from 30 million to 200 million. The number of authorized shares of preferred stock remained at 10 million.

The increase in the number of the Company’s authorized shares of Common Stock could have an anti-takeover effect by discouraging or hindering efforts to acquire control of the Company. The Company would be able to use the additional shares to oppose a hostile takeover attempt or delay or prevent changes in control or management of the Company. This was not the intent of the Board of Directors in adopting the Amendment, nor has the Amendment been adopted in response to any known threat to acquire control of the Company.

The increase in the authorized shares of Common Stock became effective upon the filing of the Amendment with the Secretary of State of the State of Delaware on June 24, 2010.

Rights Agreement

On August 3, 2006, the Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, which was amended and restated on August 3, 2009 and subsequently amended as of January 26, 2010 and March 18, 2012 (as amended, the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement was ratified by the Company’s stockholders at its annual meeting on June 24, 2010. As a result, the Rights (as defined below) under the Amended and Restated Rights Agreement will remain in effect until August 7, 2012, unless sooner terminated by the Company’s Board of Directors. The following description of the Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009, the Amendment to Amended and Restated Rights Agreement, dated as of January 26, 2010, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010 and the Second Amendment to the Amended and Restated Rights Agreement, dated as of March 18, 2012, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2012.

In connection with the initial Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each then outstanding share of Common Stock.  The dividend was paid on August 7, 2006 to the stockholders of record on that date.

Until the earlier to occur of (i) the date that is 10 days following the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Company’s Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced by the Common Stock certificates or book-entry shares.

The Rights are not exercisable until the Distribution Date. Each Right, upon becoming exercisable, will entitle the holder to purchase from the Company a specified fraction of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) at the then effective purchase price. The Rights will expire on August 7, 2012, unless earlier redeemed or exchanged.

The number of outstanding Rights and the number of Preferred Shares issuable upon exercise of the Rights are also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidation or combinations of the Common Stock occurring, in any case, prior to the Distribution Date.  The purchase price payable and the number of Preferred Shares or other securities or other property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Amended and Restated Rights Agreement. As a result of the Company’s stock split discussed above, appropriate adjustments under the Amended and Restated Rights Agreement have been made.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will have the right to receive upon exercise, in lieu of Preferred Shares, that number of shares of Common Stock having a market value of two times the then effective exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Shares, cash, debt, stock or a combination thereof in exchange for the Rights).

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, in lieu of Preferred Shares, that number of shares of Common Stock of the acquiring company which at the time of such transaction will have a market value of two times the then effective exercise price per Right.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Company may exchange the Rights (other than Rights owned by such Acquiring Person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

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

The March 18, 2012 amendment to the Rights Agreement permits the execution of the Merger Agreement (as such term is defined in Note 14, “Merger Agreement with Zayo Group, LLC,” below) and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Merger (as such term is defined in Note 14, “Merger Agreement with Zayo Group, LLC,” below), without triggering the provisions of the Rights Agreement. See Note 14, “Merger Agreement with Zayo Group, LLC.”

Repurchase Program

On December 7, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 of the Common Stock through December 31, 2012 (the “Repurchase Program”).  The Board also authorized management to enter into one or more prearranged stock repurchase plans under Rule 10b5-1 of the Securities Act of 1934 in connection with the Repurchase Program.

Through March 31, 2012, the Company purchased 41,157 shares pursuant to the Repurchase Program at a cost of $2.7, of which 11,700 shares were purchased during the three months ended March 31, 2012 at an aggregate cost of $0.8.

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

Eligibility and Participation

All employees of the Company, or any of its designated subsidiaries, who have completed at least ninety (90) days of employment on or before the first day of the applicable offering period are eligible to participate in the Stock Purchase Plan, subject to certain limitations imposed by the Internal Revenue Code and certain other limitations set forth in the Stock Purchase Plan.  An employee may not participate in the Stock Purchase Plan if, immediately after he or she joined, he or she would own stock and/or hold rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company.  Officers of the Company that are subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 (the “Exchange Act”) are also not eligible to participate.  The Stock Purchase Plan also limits an employee’s rights to purchase stock under all employee stock purchase plans (those subject to Section 423 of the Internal Revenue Code) of the Company and its subsidiaries so that such rights may not accrue at a rate that exceeds $0.025 of fair market value of such stock (determined as of the first day of the offering period) for each calendar year in which such right to purchase stock is outstanding at any time.  In addition, no employee may purchase more than 200 shares of Common Stock under the Stock Purchase Plan in any offering period.  Employees may withdraw from the Stock Purchase Plan at any time prior to the end of the then current offering period.  As of December 31, 2011, the Company had a total of approximately 700 employees who were eligible to participate in the Stock Purchase Plan.

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

2012, 2011 and 2010 Offering Periods

117 employees are participating in the January 16, 2012 to November 16, 2012 offering period.  Payroll withholdings to make purchases are scheduled to be $0.6 over the 2012 offering period, of which $0.2 was withheld during the three months ended March 31, 2012. 108 employees participated in the January 16, 2011 to November 15, 2011 offering period.  Payroll withholdings to make purchases were $0.6 over the 2011 offering period.  86 employees participated in the September 1, 2010 to November 15, 2010 offering pursuant to which $0.2 was withheld over the 2010 offering period.  The Company follows FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” (now known as FASB ASC 718) and SFAS No. 123(R) (also now known as FASB ASC 718) to account for the Stock Purchase Plan.  Because the Stock Purchase Plan provides for a discount greater than 5%, it is a compensatory plan and qualifies for fair value accounting.  Accordingly, the fair market value of the grant is calculated as of the grant date in accordance with SFAS No. 123(R).  Additionally, the fair value of the look-back option is calculated on a similar basis.  The Company also estimates future forfeitures (withdrawals) from the Stock Purchase Plan as provided under FASB ASC 718.  The Company recognized non-cash stock-based compensation expense with respect to the Stock Purchase Plan of $0.03 for each of the three months ended March 31, 2012 and 2011. The Company issued 12,288 shares with respect to the 2011 Offering Period. The Company issued 4,414 shares of Common Stock with respect to the 2010 offering period.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

NOTE 9:  LITIGATION

The Company is subject to various legal proceedings and claims which arise in the normal course of business.  The Company evaluates, among other things, the degree of probability of an unfavorable outcome and ability to estimate the amount of potential loss.   The Company does not anticipate that the outcome of such matters (or the other matters described below) will have a material adverse effect on its business, financial condition or results of operations.

Global Voice Networks Limited (“GVN”)

AboveNet Communications UK Limited, the Company’s U.K. operating subsidiary (“ACUK”), was a party to a duct purchase and fiber lease agreement (the “Duct Purchase Agreement”) with EU Networks Fiber UK Ltd, formerly GVN.  A dispute between the parties arose regarding the extent of the network duct that was sold and fiber that was leased to GVN pursuant to the Duct Purchase Agreement.  As a result of this dispute, in 2006, GVN filed a claim against ACUK in the High Court of Justice in London seeking ownership of the disputed portion of the network duct, the right to lease certain fiber and associated damages.  In December 2007, the court ruled in favor of GVN with respect to the disputed duct and fiber.  In early February 2008, ACUK delivered most of the disputed duct and fiber to GVN.  Additionally, under the original ruling, the Company was also required to construct the balance of the disputed duct and fiber and deliver it to GVN pursuant to a schedule ordered by the court.  Additional portions of the disputed duct and fiber were constructed and subsequently delivered and other portions are scheduled for delivery.  The Company also had certain repair and maintenance obligations that it must perform with respect to such duct.  GVN was also seeking to enforce an option requiring ACUK to construct 180 to 200 chambers for GVN along the network.  In June 2008, the Company paid $3.0 in damages pursuant to the liability trial.  Additionally, the Company reimbursed GVN $1.8 for legal fees.  Additionally, the Company’s legal fees aggregated $2.4.  Further, the Company has incurred or is obligated for costs totaling $2.7 to build additional network.  In early August 2008, the Company reached a settlement agreement under which the Company paid GVN $0.6 and agreed to provide additional construction of duct at an estimated cost of $1.2 and provide GVN limited additional access to ACUK’s network.  GVN and ACUK provided mutual releases of all claims against each other, including ACUK’s repair obligation and chamber construction obligations discussed above.  The Company recorded a loss on litigation of $11.7 at December 31, 2007.  Through December 31, 2010, the Company paid $10.9 in connection with this litigation.  During 2010, the Company recorded an additional provision of $0.9 to record additional expenses for repairs covered by the settlement.  The obligations were denominated in British pounds, and accordingly, the amounts have been adjusted for changes in currency translation rates as appropriate.  The Company has a remaining accrual balance of $0.7 relating to this litigation included in the Company’s consolidated balance sheets at both March 31, 2012 and December 31, 2011.

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Litigation Relating to the Merger

On March 22, 2012 and March 28, 2012, two class actions on behalf of the stockholders of the Company, respectively styled Raul v. LaPerch, et al., Index. No. 54232/2012 (the “Raul Action”), and Wachsler v. AboveNet Inc., et al., Index No. 54662/2012 (the “Wachsler Action”), were filed in the Supreme Court for the State of New York, County of Westchester. On March 30, 2012, a class action on behalf of the stockholders of the Company, styled Miramar Firefighters Pension Fund v. AboveNet, Inc., Case No. 7376, was filed in the Court of Chancery of the State of Delaware (the “Delaware action,” and together with the Raul Action and the Wachsler Action, the “Actions”). The Actions name as defendants the Company, Zayo Group, LLC and the members of the Company’s Board of Directors, Jeffrey Brodsky, Michael J. Embler, William LaPerch, Richard Postma, Richard Shorten, Jr. and Stuart Subotnick. The Raul Action and Delaware Action also name Voila Sub, Inc. as a defendant. The Actions allege that the members of the Company’s Board of Directors violated their fiduciary duties to the Company’s stockholders in connection with the Merger. The Raul Action and the Delaware Action further allege that the Company, Zayo Group, LLC and Voila Sub, Inc. aided and abetted those purported breaches, and the Wachlser Action further alleges that Company and Zayo Group, LLC aided and abetted those purported breaches. On April 17, 2012, the plaintiffs in the Delaware action filed an Amended Verified Class Action Complaint adding additional allegations in support of their breach of fiduciary duty claims, and on April 18, 2012 filed motions to expedite proceedings and for a preliminary injunction. On April 21, 2012, an Amended Class Action Complaint was filed in the Raul Action. On April 27, 2012, the parties in the Raul Action and the Wachsler Action filed stipulations providing that all further proceedings related to the merger would take place in the Delaware action and that the Raul Action and the Wachsler Action would be stayed through and including June 20, 2012. The stipulations also provided that all motions filed in either action would be adjourned. The Court approved these stipulations on April 30, 2012. On April 30, 2012, the defendants in the Delaware action filed a stipulated order and case management schedule. This order reflects, among other things, the parties’ agreement that the defendants will provide certain limited discovery to the plaintiffs. The Actions seek, among other things, an order enjoining the Merger as well as unspecified damages. The defendants deny the allegations in the Actions and intend to defend the Actions vigorously. See Note 14, “Merger Agreement with Zayo Group, LLC.”

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

NOTE 10:  RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Richard Postma, is also the Co-Chairman, Chief Executive Officer and co-founder of a telecommunications company.  The Company sold services and/or material in the normal course of business to this telecommunications company in the amount of $0.1 for each of the three months ended March 31, 2012 and 2011.  No amounts were outstanding at each of March 31, 2012 and December 31, 2011.  Mr. Postma also serves as the Chief Executive Officer of and holds a minority ownership interest in a construction company. The Company purchased certain installation and construction services totaling $0.002 in 2010, $0.03 in 2009 and $0.13 in 2008 from such construction firm. The Company had no purchases from such construction firm for each of the three months ended March 31, 2012 and 2011. All activities between the Company and these entities were conducted as independent arms length transactions consistent with similar terms and circumstances with any other customers or vendors.  All accounts between the two parties are settled in accordance with invoice terms.

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

Geographic Information

 Below is the Company’s revenue based on the location of its entity providing service.  Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended March 31,
	2012	2011
Revenue
United States	$115.5	$104.1
United Kingdom and Others	15.5	11.9
Eliminations	(3.3)	(1.6)
Consolidated Worldwide	$127.7	$114.4

	As of
	March 31, 2012	December 31, 2011
Long-lived assets
United States	$580.9	$561.7
United Kingdom and Others	54.7	49.8
Consolidated Worldwide	$635.6	$611.5

NOTE 12: OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three Months Ended March 31,
	2012	2011
Settlement of interest rate swap agreements and write-off of unamortized debt acquisition costs associated with the repayment of the Secured Credit Facility	$—	$(1.6)
Gain (loss) on foreign currency	0.8	0.8
Other	—	0.1
Total	$0.8	$(0.7)

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

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Capital Investments and Network Expansion

The Company, from time to time, commits capital for, among other things, (i) customer capital (to connect customers to the network); (ii) expansion and improvement of infrastructure; and (iii) equipment.  The Company also commits capital for investments in selected markets.  In 2010, the Company incurred expenses to open up Denver as a market and expand into Paris, Amsterdam and Frankfurt in Europe.  Additionally, the Company connected Miami to its long haul network and received a favorable ruling from the Canadian authorities regarding its ability to lease and light fiber for its operations in Toronto.  The Company intends to open Toronto as a market in 2012.  The Company may increase its presence in these markets or the Company may develop other markets in the U.S. or internationally.  The Company believes it has the liquidity and capacity to execute such plans.

Environmental Protection Agency Obligations

The Company recently became aware of certain reports that the Environmental Protection Agency (the “EPA”) requires the Company to file.  The reports relate to the storage of sulfuric acid, fuel and lead by the Company.  The rules governing the EPA reporting provide for penalties for failure to timely file these reports.  The rules include provisions that allow companies to voluntarily disclose the failure to file and potentially mitigate penalties otherwise due.  The Company has disclosed to the EPA its failure to file in the past and has subsequently made the required filings.  The Company believes that under these rules, it can mitigate substantially all of the penalties.  Accordingly, the consolidated financial statements included herein do not include an accrual for such penalties as of and for the period ended March 31, 2012.

NOTE 14: MERGER AGREEMENT WITH ZAYO GROUP, LLC

On March 18, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zayo Group, LLC, a Delaware limited liability company (“Parent”), and Voila Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Merger Agreement was unanimously approved by the Company’s Board of Directors.

At the effective time of the Merger, each share of Common Stock issued and outstanding immediately prior to the effective time (other than shares (i) held in the Company’s treasury or held by any wholly-owned subsidiary of the Company, (ii) owned by Parent, Merger Sub or any wholly-owned subsidiary of Parent, or (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $84.00 in cash (the “Per Share Amount”), without interest, on the terms and subject to the conditions set forth in the Merger Agreement.

At the effective time of the Merger, (i) each outstanding option to purchase Common Stock, whether vested or unvested, will be converted into cash equal to the amount (if any) by which the Per Share Amount exceeds the exercise price payable under that option, (ii) each outstanding restricted stock unit issued by the Company, whether vested or unvested, will be converted into cash equal to the number of shares of the Common Stock subject to that restricted stock unit multiplied by the Per Share Amount, and (iii) if the closing of the Merger occurs prior to the end of the offering period underway under the Stock Purchase Plan, each participant in that offering will be paid an amount equal to the product of (x) the amount, if any, by which the Per Share Amount exceeds the applicable exercise price and (y) the number of shares of the Common Stock the participant could purchase with his or her accumulated payroll deductions as of the business day immediately prior to the closing of the Merger at the applicable exercise price.

ABOVENET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions, except share and per share information)

Consummation of the Merger is subject to customary conditions, including without limitation (i) the approval by the holders of a majority of the outstanding shares of the Common Stock entitled to vote on the Merger, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which condition has been satisfied, (iii) the receipt of all required approvals or clearances from applicable governmental entities, or the applicable waiting period thereunder having been terminated or expired and (iv) the absence of any injunction or law prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (y) the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence of any event, change, circumstance, occurrence, effect or state of facts having occurred, since March 18, 2012 to the effective time of the Merger, that has had and continues to have, or would reasonably be expected to have a material adverse effect on the business, assets, condition (financial or otherwise) or results of operations of the Company and its subsidiaries taken as a whole.

Parent and Merger Sub have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the aggregate Per Share Amount and all other amounts, fees and expenses to be due in connection with the transactions contemplated by the Merger Agreement.

The Company filed its definitive proxy statement with the SEC on May 3, 2012, for a special meeting of stockholders to be held on June 5, 2012 at which the stockholders will vote upon a proposal to adopt the Merger Agreement and certain related proposals.

Prior to approving the transactions contemplated by the Merger Agreement, the Company’s Board of Directors received fairness opinions from its financial advisors. In connection with these fairness opinions, the Company recorded $3.5, which was included in “Prepaid costs and other current assets” in the Company’s consolidated balance sheet at March 31, 2012, and which will be recognized in the Company’s consolidated statement of operations at the consummation of a transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We are a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through our fiber-optic networks in metro markets, our long haul network connecting those markets and our IP network. Our metro market networks have significant reach and breadth and span over 2.3 million fiber miles across over 9,000 cable route miles. Our long haul fiber-optic communications network spans over 13,000 cable route miles and interconnects each of our U.S. metro networks and each of our European markets. We operate DWDM equipment over this fiber to provide large amounts of bandwidth capability between our metro networks for our customer needs and for our IP network. We use undersea capacity on the Japan-US Cable Network (“JUS”) to provide connectivity between the U.S. and Japan and capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe.

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

We opened the Denver, Paris, Amsterdam and Frankfurt markets in early 2011. Our metro and long haul market metrics discussed herein are as of March 31, 2012 and do not include additions to the networks made in those or other markets since that date. We intend to open Toronto as a market and to substantially expand operations in Atlanta in 2012.

Merger Agreement with Zayo Group, LLC

On March 18, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zayo Group, LLC, a Delaware limited liability company (“Parent”), and Voila Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Merger Agreement was unanimously approved by the Company’s Board of Directors. For more information regarding the Merger Agreement, see Note 14, “Merger Agreement with Zayo Group, LLC,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We operate metro networks in each of these markets, except Miami. We offer a limited number of WAN services in a number of other markets. Including fiber we own, fiber acquired by us through leases and indefeasible rights-of-use (“IRUs”), as well as fiber provided by us to others through leases and IRUs, our metro networks consist of over 2.3 million fiber miles and over 9,000 cable route miles. Our network footprint typically allows us to serve data centers, enterprise locations, network POPs, central offices, carrier hotels and traffic aggregation points, not just in the central business district but across the entire metropolitan area in each market. Within our metro networks, our infrastructure provides ample opportunity to access many additional buildings by virtue of its extensive footprint coverage and over 7,000 network access points that can be utilized to build laterals or connect to other networks, thereby providing access to additional locations. In Miami, we provide services over our long haul and IP networks. In Paris, Amsterdam and Frankfurt, we provide services over a shared network operating on leased fiber as well as over our long haul and IP networks.

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

On-Net Buildings

Our metro networks connect to over 3,200 buildings in the U.S. and Europe through our lateral cables, which cover approximately 1,500 cable route miles and over 160,000 fiber miles (which are part of the 2.3 million fiber miles previously described).  These connected buildings are referred to as on-net buildings.

•	Enterprise Buildings – Our network extends to over 2,600 enterprise locations, many of which house some of the biggest corporate users of network services in the world. These locations also include many private data centers and hub locations that are mission-critical for our customers.

•	Network POPs – We operate over 120 network POPs with functionality ranging from simple, passive cross-connect locations to sites that offer interconnectivity to other service providers and co-location facilities for customer equipment, including over 20 Type 1 POPs. These POPs are typically larger presences located in major carrier hotels complete with network co-location and interconnectivity services.

•	Central Offices, Carrier Hotels and Data Centers – Our network connects to over 200 central offices in the markets that we serve. The network also has a presence in most significant carrier hotels within our active markets. We currently connect to buildings containing over 500 data centers, of which over 350 are third party data center locations.

•	Additional Buildings – In addition to the on-net buildings that we connect to with our own fiber laterals, we have access to additional buildings through other network providers with which we have agreements to provide fiber connectivity to our customers.

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

Sales and Marketing

Our sales force is based across most of our current U.S. and European service markets, is comprised of approximately 110 sales professionals and is supported by a team of sales engineers who provide technical support during the sales process.  Our sales force primarily focuses on enterprise customers, including Fortune 1000 companies in the U.S. and FTSE 500 companies in Europe, that have large bandwidth requirements. We also sell through independent third party agents to reach specific geographic and vertical markets.

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

Executive Summary

Overview

The components of our operating income are revenue, costs of revenue, selling, general and administrative expenses and depreciation and amortization.  Below is a description of these components. We are reporting operating income for the three months ended March 31, 2012 and 2011, as shown in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Some of the most important non-financial performance metrics measure headcount, IP traffic growth, installation intervals and network service performance levels. We manage our employee headcount changes to ensure sufficient resources are available to service our customers and control expenses. All employees have been categorized into, and are managed within, integrated groups such as sales, operations, engineering, finance, legal and human resources. Our worldwide headcount was 713 employees as of March 31, 2012, 616 of which were employed in the U.S., 93 in the U.K. and one each in the Netherlands, Germany, France and Japan.

First Quarter 2012 Highlights

Our consolidated revenue increased by $13.3 million, or 11.6%, from $114.4 million for the three months ended March 31, 2011 to $127.7 million for the three months ended March 31, 2012, which reflected a $7.5 million increase in our domestic WAN services. Additionally, in the U.S., our revenue from metro services and fiber infrastructure services increased by $3.8 million and $1.4 million, respectively, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Consolidated other revenue, which includes contract termination revenue of $0.7 million and equipment sales of $2.5 million, was $3.3 million for the three months ended March 31, 2012, compared to $4.7 million for the three months ended March 31, 2011. Revenue from our foreign operations, primarily in the U.K., increased by $2.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, we generated operating income of $31.1 million, compared to operating income of $26.1 million for the three months ended March 31, 2011 and net income of $18.4 million for the three months ended March 31, 2012, compared to net income of $14.5 million for the three months ended March 31, 2011. At March 31, 2012, we had $120.7 million of unrestricted cash, compared to $118.4 million of unrestricted cash at December 31, 2011, an increase in liquidity of $2.3 million. The increase in cash at March 31, 2012 was primarily attributable to the cash generated by operating activities of $44.0 million less cash used to purchase property and equipment of $41.0 million adjusted for the changes in working capital components.

For the three months ended March 31, 2012, our cash flow generated by operating activities increased compared to the three months ended March 31, 2011 as a result of the improvement in operating results described above.  We believe, based on our business plan, that our existing cash, cash from our operating activities and funds available under our $250 Million Secured Revolving Credit Facility will be sufficient to fund our operations, planned capital expenditures and other liquidity requirements at least through June 30, 2013.

2012 Outlook

We believe that based upon our contracted projects awaiting delivery to customers and our sales pipeline, we will continue to add to our revenue base in 2012.  We have access to financing through our $250 Million Secured Revolving Credit Facility, if needed. Sales orders for the three months ended March 31, 2012 were higher than sales orders for the three months ended March 31, 2011 but slightly below our internal 2012 sales target. Churn, which is comprised of terminations and downgrades of orders, was slightly lower in the three months ended March 31, 2012 than our 2012 internal target. Net revenue attrition, as previously defined, for the three months ended March 31, 2012, was in line with net revenue attrition for the three months ended March 31, 2011 as a percentage of revenue. We cannot predict our net revenue attrition, sales orders or churn for 2012. While most of our revenue is derived from fixed term customer contracts, a meaningful portion of our revenue is generated from orders that are past their contractual expiration date for which we provide services that are billed on a month-to-month basis. To the extent that our fixed term contractual revenue is not renewed or our month-to-month revenue is not extended or put under a new fixed term contract, or new sales orders do not replace the revenue loss from churn, our revenue growth rate may be lower than our historical revenue growth rate and our cash flow may be negatively affected.

In early 2011, we connected Miami to our long haul network, opened the Denver metro market and began providing certain services over leased fiber in Paris, Amsterdam and Frankfurt. In 2012, we plan to commence operations in Toronto and significantly expand operations in Atlanta.

For 2012, we will continue to make investments in customer capital and infrastructure to increase the reach of our networks.

On December 7, 2011, our Board of Directors authorized the Repurchase Program for the purchase of up to $200.0 million of our Common Stock through December 31, 2012. Through March 31, 2012, we purchased 41,157 shares at a total cost of $2.7 million, under the Repurchase Program.

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

Contract termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred. Contract termination revenue is also recognized when customers have made early termination payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when we renegotiate or discontinue a contract with a customer and as a result are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. Additionally, we include receipts of bankruptcy claim settlements from former customers as contract termination revenue when received. Contract termination revenue amounted to $0.7 million and $2.1 million in the three months ended March 31, 2012 and 2011, respectively.

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

Property and Equipment

Property and equipment owned at the Effective Date are stated at their estimated fair values as of the Effective Date based on our reorganization value, net of accumulated depreciation and amortization incurred since the Effective Date.  Purchases of property and equipment subsequent to the Effective Date are stated at cost, net of depreciation and amortization.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Costs incurred prior to a capital project’s completion are reflected as construction in progress and are part of network infrastructure assets, as described below and included in property and equipment on the respective balance sheets.  At March 31, 2012 and December 31, 2011, we had $54.0 million and $57.8 million, respectively, of construction in progress. Certain internal direct labor costs of constructing or installing property and equipment are capitalized.  Capitalized direct labor is determined based upon a core group of project managers, field engineers, network infrastructure engineers and equipment engineers. Capitalized direct labor is based upon time spent on capitalized projects and consists of salary, plus certain related benefits.  These individuals’ capitalized labor costs are directly associated with the construction and installation of network infrastructure and equipment and customer installations. The salaries and related benefits of non-engineers and supporting staff that are part of the operations and engineering departments are not considered part of the pool subject to capitalization.  Capitalized direct labor amounted to $2.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as “relocation.”  In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the costs of the new infrastructure placed into service. In certain circumstances, the local municipality or agency is responsible for some or all of such amounts. We record our share of relocation costs in property and equipment and record the third party portion of such costs as accounts receivable. We capitalized relocation costs amounting to $0.3 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. We fully depreciated the remaining carrying value of the network infrastructure rendered unusable, which on an original cost basis, totaled $0.05 million and $0.09 million ($0.02 million and $0.04 million on a net book value basis) for the three months ended March 31, 2012 and 2011, respectively. To the extent that relocation is temporary in nature, or requires only the movement of existing network infrastructure to another location or construction for an insignificant portion of the entire segment, the related costs are included in our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” (now known as FASB ASC 835-20), interest on certain construction projects would be capitalized.  Such amounts were considered immaterial, and accordingly, no such amounts were capitalized during each of the three months ended March 31, 2012 and 2011.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (now known as FASB ASC 360-10-35), we periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets.  We consider various factors to determine if an impairment test is necessary.  The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, capital planning and certain operational issues. Since June 30, 2006, no event has occurred nor has the business environment changed to trigger an impairment test for assets in revenue service and operations.  We also consider the removal of assets from the network as a triggering event for performing an impairment test.  Once an item is removed from service, unless it is to be redeployed, it may have little or no future cash flows related to it.  We performed annual physical counts of such assets that are not in revenue service or operations at or around September 30 of each year. With the assistance of a valuation report of the assets that are not in revenue service, prepared by an independent third party on a basis consistent with SFAS No. 157, “Fair Value Measurements,” (now known as FASB ASC 820-10), and pursuant to FASB ASC 360-10-35, we determined that the fair value of certain of these assets was less than the carrying value and accordingly, recorded a provision for impairment totaling $1.2 million for the year ended December 31, 2011. We provided allowances for impairment of $0.1 million in the three months ended March 31, 2012. There were no provisions for impairment recorded in the three months ended March 31, 2011.

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

Asset retirement obligations are generally recorded as “other long-term liabilities,” are capitalized as part of the carrying amount of the related long-lived assets included in property and equipment, net, and are depreciated over the life of the associated asset.  Asset retirement obligations aggregated $8.2 million and $8.1 million at March 31, 2012 and December 31, 2011, respectively, of which $4.3 million and $4.5 million, respectively, was included in “Accrued expenses,” and $3.9 million and $3.6 million, respectively, was included in “Other long-term liabilities” at such dates.  Accretion expense, which is included in “Interest expense,” amounted to $0.14 million and $0.07 million for the three months ended March 31, 2012 and 2011, respectively.

Derivative Financial Instruments

We have utilized and may, from time to time in the future, utilize derivative financial instruments known as interest rate swaps (“derivatives”) to mitigate our exposure to interest rate risk.  We purchased the first interest rate swap on August 4, 2008 to hedge the interest rate on the initial $24.0 million (original principal) term loan under the Secured Credit Facility and we purchased a second interest rate swap on November 14, 2008 to hedge the interest rate on the additional $12.0 million (original principal) term loan under the Secured Credit Facility provided by SunTrust Bank.  (See Note 4, “Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.)  We accounted for the derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (now known as FASB ASC 815). FASB ASC 815 requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  By policy, we have not historically entered into derivatives for trading purposes or for speculation. Based on criteria defined in FASB ASC 815, the interest rate swaps were considered cash flow hedges and were 100% effective. Accordingly, changes in the fair value of derivatives were recorded each period in accumulated other comprehensive loss.  Changes in the fair value of the derivatives reported in accumulated other comprehensive loss were reclassified into earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges, if any, is recognized in current period earnings.  The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2010 was $0.6 million for the interest rate swaps.  The mark-to-market value of the cash flow hedges was recorded in current assets, current liabilities, other non-current assets or other long-term liabilities, as applicable, and the offsetting gains or losses in accumulated other comprehensive loss. Both interest rate swaps were settled in January 2011.

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

All derivatives have been recorded in our consolidated balance sheets at fair value.  Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with FASB ASC 815-10.

The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility. The cost of $0.5 million to settle the swap agreements was included in “Other income (expense), net” in our consolidated statement of operations for the three months ended March 31, 2011.

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

Our investment in overnight money market institutional funds, which amounted to $108.9 million and $110.0 million at March 31, 2012 and December 31, 2011, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

We were party to two interest rate swaps, which were utilized to modify our interest rate risk.  We recorded the mark-to-market value of the interest rate swap contracts of $0.6 million (which was included in “Accrued expenses”) in our consolidated balance sheet at December 31, 2010.  At December 31, 2010, we used third parties, as well as our own market analysis to determine the fair value of each of the interest rate swap agreements.  The fair value of the interest rate swap contracts are classified as Level 2 liabilities. The swap agreements were settled in January 2011 in connection with the repayment of the term loans under the Secured Credit Facility and the closing of the $250 Million Secured Revolving Credit Facility. The cost of $0.5 million to settle the swap agreements was included in “Other income (expense), net” in our consolidated statement of operations for the three months ended March 31, 2011.

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

We are subject to audits by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes.  We are required to establish reserves under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (now known as FASB ASC 740-10), when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We believe that our tax return positions are appropriate and supportable under relevant tax law. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the three months ended March 31, 2012 and 2011.

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

There were no options to purchase shares of Common Stock granted during each of the three months ended March 31, 2012 and 2011.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated Results (dollars in millions for the table set forth below):

	Three Months Ended March 31,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenue	$127.7	$114.4	$13.3	11.6%
Costs of revenue (excluding depreciation and amortization, shown separately below, and including provisions for impairment of $0.1 for the three months ended March 31, 2012)	43.9	40.2	3.7	9.2%
Selling, general and administrative expenses	32.0	29.8	2.2	7.4%
Depreciation and amortization	20.7	18.3	2.4	13.1%
Operating income	31.1	26.1	5.0	19.2%
Other income (expense):
Interest expense	(1.1)	(1.2)	(0.1)	(8.3)%
Other income (expense), net	0.8	(0.7)	(1.5)	NM
Income from continuing operations, before income taxes	30.8	24.2	6.6	27.3%
Provision for income taxes	12.4	9.7	2.7	27.8%
Net income	$18.4	$14.5	$3.9	26.9%

We use the term “consolidated” below to describe the total results of our two geographic segments, the U.S. and the U.K. and others. Throughout this document, unless otherwise noted, amounts discussed are consolidated amounts.

Net Income.  Our net income for the three months ended March 31, 2012 was $18.4 million, compared to $14.5 million for the three months ended March 31, 2011, an increase of $3.9 million.  The primary reason for the increase in net income was the increase in revenue of $13.3 million, which was partially offset by the increases in costs of revenue of $3.7 million, selling, general and administrative expenses of $2.2 million, depreciation and amortization of $2.4 million, a change (decrease) in other income (expense), net, of $1.5 million, and provision for income taxes of $2.7 million. These changes are discussed more fully below.

Revenue.  Consolidated revenue was $127.7 million for the three months ended March 31, 2012, compared to $114.4 million for the three months ended March 31, 2011, an increase of $13.3 million, or 11.6%.  Revenue from our U.S. operations increased by $11.3 million, or 10.9%, from $103.8 million for the three months ended March 31, 2011 to $115.1 million for the three months ended March 31, 2012.  The principal reason for this increase was the continued growth in each of our metro, fiber infrastructure and WAN services.  This continued growth in revenue for each of these services is attributable principally to revenue from new service installations exceeding reductions in revenue from contract terminations and price declines from renewals. U.S. revenue from WAN services increased by $7.5 million, or 33.2%, from $22.6 million for the three months ended March 31, 2011 to $30.1 million for the three months ended March 31, 2012, U.S. revenue from metro services increased by $3.8 million, or 12.1%, from $31.4 million for the three months ended March 31, 2011 to $35.2 million for the three months ended March 31, 2012 and U.S. revenue from fiber infrastructure services increased by $1.4 million, or 3.1%, from $45.1 million for the three months ended March 31, 2011 to $46.5 million for the three months ended March 31, 2012. Other revenue decreased by $1.4 million from $4.7 million for the three months ended March 31, 2011 to $3.3 million for the three months ended March 31, 2012, primarily due to a decrease of $1.4 million in domestic contract termination revenue. Revenue from our foreign operations, primarily in the U.K., increased by $2.0 million, or 18.9%, from $10.6 million for the three months ended March 31, 2011 to $12.6 million for the three months ended March 31, 2012.  The primary reason for this increase was due to an increase in provisioning of services in the U.K., which was partially offset by a 1.9% decrease in the translation rate due to the strengthening of the U.S. dollar against the British pound in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Costs of revenue.  Consolidated costs of revenue for the three months ended March 31, 2012 was $43.9 million, compared to $40.2 million for the three months ended March 31, 2011, an increase of $3.7 million, or 9.2%.  Consolidated costs of revenue as a percentage of revenue was 34.4% for the three months ended March 31, 2012, compared to 35.1% for the three months ended March 31, 2011, resulting in consolidated gross profit margin of 65.6% and 64.9% for the three months ended March 31, 2012 and 2011, respectively.  The costs of revenue for our U.S. operations was $40.0 million and $35.7 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $4.3 million, or 12.0%. The increase in the domestic costs of revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable principally to (i) an increase of $1.1 million for expenses associated with third party network costs; (ii) an increase of $1.1 million in co-location expenses, to support our IP network services and increase our presence in third party data centers; (iii) an increase of $0.7 million in payroll-related expenses due to headcount added since the three months ended March 31, 2011; (iv) an increase of $0.6 million in installation costs; (v) an increase of $0.3 million for right-of-way expenses; and (vi) an increase of $0.2 million in long haul expenses from 2011 levels. The costs of revenue for our foreign operations was $3.9 million for the three months ended March 31, 2012, compared to $4.5 million for the three months ended March 31, 2011, a decrease of $0.6 million, or 13.3%. The decrease was primarily due to a decrease in repairs and maintenance charges and the fact that the prior year quarter included some overaccruals that were reversed in the third and fourth quarters of 2011. In addition, the results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflect a 1.9% decrease in the translation rate due to the strengthening of the U.S. dollar against the British pound.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A for the three months ended March 31, 2012 was $32.0 million, compared to $29.8 million for the three months ended March 31, 2011, an increase of $2.2 million, or 7.4%.  SG&A as a percentage of revenue was 25.1% for the three months ended March 31, 2012, compared to 26.0% for the three months ended March 31, 2011.  In the U.S., SG&A was $28.1 million for the three months ended March 31, 2012, compared to $26.4 million for the three months ended March 31, 2011, an increase of $1.7 million, or 6.4%.  SG&A for our U.S. operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 increased primarily due to (i) an increase of $0.9 million in professional fees (primarily attributable to the Merger Agreement discussed in Note 14, “Merger Agreement with Zayo Group, LLC,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q); (ii) an increase of $0.6 million in commissions paid to third party sales agents; and (iii) an increase of $0.2 million in computer maintenance expenses. SG&A from our foreign operations was $3.9 million for the three months ended March 31, 2012, compared to $3.4 million for the three months ended March 31, 2011, a net increase of $0.5 million, or 14.7%. Our foreign operations reported increases in salaries and benefits of $0.6 million, primarily related to an increase in headcount and an increase in sales commissions due to the year over year increase in sales.

Depreciation and amortization.  Consolidated depreciation and amortization was $20.7 million for the three months ended March 31, 2012, compared to $18.3 million for the three months ended March 31, 2011, an increase of $2.4 million, or 13.1%.  Consolidated depreciation and amortization as a percentage of revenue was 16.2% for the three months ended March 31, 2012, compared to 16.0% for the three months ended March 31, 2011. The increase in consolidated depreciation and amortization was primarily attributable to additions of property and equipment for the three months ended March 31, 2012 and the full period effect of depreciation on property and equipment placed into service in 2011.

Interest income.  Interest income, substantially all of which was earned in the U.S., was immaterial for the three months ended March 31, 2012 and 2011 as a result of relatively low interest rates and the Company’s conservative investment strategy.

Interest expense.  Interest expense, substantially all of which was incurred in the U.S., includes interest expense on borrowed amounts under the $250 Million Secured Revolving Credit Facility (which commenced January 28, 2011) and the Secured Credit Facility, which was repaid simultaneously, availability fees on the unused portion of both credit facilities, the amortization of debt acquisition costs (including upfront fees) related to both credit facilities, interest expense related to a capital lease obligation, interest accrued on certain tax liabilities, interest on the outstanding balance of the deferred fair value rent liabilities established at fresh start and interest accretion relating to asset retirement obligations.  Interest expense was $1.1 million for the three months ended March 31, 2012, compared to $1.2 million for the three months ended March 31, 2011, a decrease of $0.1 million, or 8.3%.

Other income (expense), net. Other income (expense), net is composed primarily of income or expense from non-recurring transactions and is not comparative from a trend perspective. Consolidated other income (expense), net was other income, net of $0.8 million for the three months ended March 31, 2012, compared to a net expense of $(0.7) million for the three months ended March 31, 2011, a change (decrease) of $1.5 million.  In the U.S., other expense, net was immaterial for the three months ended March 31, 2012, compared to a net expense of $1.5 million for the three months ended March 31, 2011.  For our foreign operations, other income, net was $0.8 million for each of the three months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012, consolidated other income (expense), net was comprised of a net gain on foreign currency of $0.8 million.  For the three months ended March 31, 2011, consolidated other income (expense), net was comprised of the write-off of unamortized debt acquisition costs of $(1.1) million and the settlement of the two interest rate swaps at a total cost of $(0.5) million, both of which were associated with the Secured Credit Facility (which were recorded in connection with the Company’s closing of the $250 Million Secured Revolving Credit Facility on January 28, 2011); offset by a net gain on foreign currency of $0.8 million and other gains of $0.1 million.

Provision for income taxes. We recorded a provision for income taxes of $12.4 million for the three months ended March 31, 2012, compared to $9.7 million for the three months ended March 31, 2011.  The provision for income taxes for each of the three months ended March 31, 2012 and 2011 was calculated at our effective tax rate based upon our pre-tax book income (adjusted for permanent differences in both the U.S. and the U.K.), plus a provision for certain capital-based state taxes of $0.5 million.

Liquidity and Capital Resources

We had working capital of $68.5 million at March 31, 2012, compared to working capital of $55.5 million at December 31, 2011, an increase in working capital of $13.0 million.  This increase was primarily attributable to the increase in unrestricted cash of $2.3 million, plus the increase in accounts receivable of $6.7 million and prepaid costs and other current assets of $4.7 million.

Net cash provided by operating activities was $44.0 million during the three months ended March 31, 2012, compared to $41.3 million during the three months ended March 31, 2011, an increase of $2.7 million.  Net cash provided by operating activities during the three months ended March 31, 2012 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $20.7 million, the change in deferred tax assets of $11.9 million and non-cash stock-based compensation expense of $6.7 million, less the changes in working capital components.  Net cash provided by operating activities during the three months ended March 31, 2011 represents net income, plus the add back to net income of non-cash items deducted in the determination of net income, principally depreciation and amortization of $18.3 million, the change in deferred tax assets of $9.5 million and non-cash stock-based compensation expense of $7.1 million, less the changes in working capital components.  The three months over three months increase in net cash provided by operating activities is primarily due to the increase in net income adjusted for non-cash activities (depreciation and amortization, change in deferred tax assets and non-cash stock-based compensation expense), and the change (use) in working capital components in the March 31, 2012 period, compared to the March 31, 2011 period.

Net cash used in investing activities was $41.0 million during the three months ended March 31, 2012, compared to $31.1 million during the three months ended March 31, 2011, an increase of $9.9 million. Net cash used in investing activities during the three months ended March 31, 2012 was attributable to the purchases of property and equipment of $41.2 million, partially offset by the proceeds generated from sales of property and equipment of $0.2 million. Net cash used in investing activities during the three months ended March 31, 2011 was attributable to the purchases of property and equipment of $31.1 million. The increase in capital expenditures during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to the continued investment in our network during the three months ended March 31, 2012 and a higher level of orders implemented, which resulted in higher capital expenditures needed to provide service.

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2012, which is comprised of the purchase of treasury stock of $0.9 million and the principal payment on our capital lease obligation of $0.2 million, offset by the release of restricted cash and cash equivalents of $0.9 million and the proceeds from the exercise of options to purchase shares of Common Stock of $0.1 million. Net cash used in financing activities was $1.1 million during the three months ended March 31, 2011, which is comprised of the payoff of the outstanding principal of the Secured Credit Facility of $49.7 million, the change in restricted cash and cash equivalents of $1.0 million, the purchase of treasury stock of $0.3 million and the principal payment on our capital lease obligation of $0.2 million, offset by the net proceeds from our borrowing under the $250 Million Secured Revolving Credit Facility of $50.0 million and the proceeds from the exercise of options to purchase shares of Common Stock of $0.1 million.

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

On December 7, 2011, our Board of Directors authorized the Repurchase Program for the purchase of up to $200.0 million of our Common Stock through December 31, 2012. Through March 31, 2012, we purchased 41,157 shares under the Repurchase Program at a total cost of $2.7 million, of which 11,700 shares were purchased during the three months ended March 31, 2012 at an aggregate cost of $0.8 million.

During the three months ended March 31, 2012, we generated cash from operating activities that was sufficient to fund our operating expenses, debt service and expenditures for property and equipment.  We paid a Special Cash Dividend in December 2010 totaling $129.0 million, which reduced liquidity.  In January 2011, we repaid our Secured Credit Facility, comprised of term loans with $49.7 million outstanding and closed the $250 Million Secured Revolving Credit Facility. The new facility provides us with the flexibility and capability to fund operations, as required. See Note 4, Note Payable,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We expect that our cash from operations will continue to exceed our operating expenses and plan to continue to use, as needed, our net cash from operations, cash reserves and the $250 Million Secured Revolving Credit Facility to fund our operating expenses, future capital projects and the Repurchase Program.

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

We believe that our existing cash, cash from operating activities and funds available under the $250 Million Secured Revolving Credit Facility will be sufficient to fund operating expenses, planned capital expenditures and other liquidity requirements including the Repurchase Program at least through June 30, 2013.

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

Segment Results (dollars in millions for the tables set forth below)

Our results (excluding intercompany activity) are segmented according to groupings based on geography.

United States:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$115.1	$103.8	$11.3	10.9%
Costs of revenue (excluding depreciation and amortization, shown separately below)	40.0	35.7	4.3	12.0%
Selling, general and administrative expenses	28.1	26.4	1.7	6.4%
Depreciation and amortization	18.5	16.1	2.4	14.9%
Operating income	28.5	25.6	2.9	11.3%
Other income (expense):
Interest expense	(1.1)	(1.2)	(0.1)	(8.3)%
Other expense, net	—	(1.5)	(1.5)	NM
Income before income taxes	27.4	22.9	4.5	19.7%
Provision for income taxes	11.5	9.0	2.5	27.8%
Net income	$15.9	$13.9	$2.0	14.4%

United Kingdom and others:

	Three Months Ended March 31,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$12.6	$10.6	$2.0	18.9%
Costs of revenue (excluding depreciation and amortization, shown separately below)	3.9	4.5	(0.6)	(13.3)%
Selling, general and administrative expenses	3.9	3.4	0.5	(14.7)%
Depreciation and amortization	2.2	2.2	—	—
Operating income	2.6	0.5	2.1	NM
Other income (expense):
Other income, net	0.8	0.8	—	—
Income before income taxes	3.4	1.3	2.1	NM
Provision for income taxes	0.9	0.7	0.2	28.6%
Net income	$2.5	$0.6	$1.9	NM

NM—not meaningful

The segment results for the three months ended March 31, 2012 and 2011 (above) reflect the elimination of any intercompany sales or charges.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved.  Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, strength of competition and pricing, negative economic trends, rapid technology changes, ability to retain existing customers and attract new ones, outlook of customers, the Company’s acquisition strategy and ability to integrate acquired companies and assets. In addition, these risks and uncertainties also include the following factors relating to the Merger:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee;
•	the inability to complete the Merger due to Parent’s failure to obtain the necessary debt and equity financing in connection with the Merger;
•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the Merger, including required regulatory approvals;
•	the failure of the Merger to close for any other reason;
•	risks that the proposed transaction disrupts our current plans and operations and the potential difficulties in employee retention as a result of the Merger;
•	the outcome of legal proceedings instituted against the Company and/or others relating to the Merger Agreement;
•	diversion of management’s attention from ongoing business concerns;
•	the effect of the announcement of the Merger on our business relationships, operating results and business generally; and
•	the amount of the costs, fees, expenses and charges related to the Merger.

Other factors and risks that may affect the Company’s business and future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in this Quarterly Report on Form 10-Q. The Company’s business could be materially adversely affected and the trading price of the Common Stock could decline if any such risks and uncertainties develop into actual events.  The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.  During the three months ended March 31, 2012, our foreign activities accounted for 9.9% of consolidated revenue.  The translation rate for the British pound compared to the U.S. dollar strengthened slightly for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We monitor foreign markets and our commitments in such markets to manage currency and other risks.  To date, based upon our level of foreign operations, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.  Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and we will consider such arrangements to minimize risk.

Under the terms of the $250 Million Secured Revolving Credit Facility, which was entered into January 28, 2011, our borrowings bear interest, for any interest period of one, two or three months or if agreed to, longer interest periods at our option, at either the Base Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 1.25% to 2.00%, or alternately, the Adjusted LIBO Rate (as defined in the $250 Million Secured Revolving Credit Facility) plus the applicable margin ranging from 2.25% to 3.00%. At closing, the Company borrowed $55.0 million. The initial borrowings under the $250 Million Secured Revolving Credit Facility carried an interest rate of 4.50% (base rate of 3.25% plus applicable margin of 1.25%). We converted the interest rate to the Adjusted LIBO Rate option as of February 4, 2011, at which time the interest rate was changed to 2.52% (0.27% Adjusted LIBO Rate plus applicable margin of 2.25%). We have not entered into a swap arrangement to fix our borrowing costs under the $250 Million Secured Revolving Credit Facility. Thus, if the operative rate increases, our cost of borrowing will also increase, thereby increasing the costs of our investment strategy. For example, if LIBOR was to increase by 1% for the full year, our borrowing costs would increase by $0.55 million (1% x $55.0 million) based upon the amount of the related debt outstanding at March 31, 2012.

As of March 31, 2012, we had an aggregate $55.0 million outstanding under the $250 Million Secured Revolving Credit Facility.  Additionally, we had a $1.0 million capital lease obligation outstanding, which carried a fixed rate of interest of 8.0%, and as a result, we were not exposed to related interest rate risk on this capital lease.

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

ITEM 4.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 9, “Litigation,” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under ”Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect the Company’s business, financial condition and future operating results.  The risks described in the Company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial could also materially adversely affect the Company’s business, financial condition and future operating results. Except as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results” included elsewhere in this Quarterly Report of Form 10-Q, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we purchased 11,700 shares of Common Stock pursuant to the Repurchase Program at an aggregate cost of $0.8 million. See Note 8, “Shareholders’ Equity - Repurchase Program,” to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Below is a summary of these purchases.

Period	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value in millions) of Shares that may yet be Purchased Under the Plans or Programs
January 1 to January 31, 2012	11,700	$64.79	41,157	$197.3
February 1 to February 29, 2012	—	—	—	—
March 1 to March 31, 2012	—	—	—	—
Total purchased during the three months ended March 31, 2012 (1)	11,700		41,157	$197.3

(1)	On December 7, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million of the Common Stock. The Company is authorized to make repurchases under the Repurchase Program through December 31, 2012.

ITEM 6. EXHIBITS

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated as of March 18, 2012, by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

4.1		Second Amendment to Amended and Restated Rights Agreement, dated as of March 18, 2012, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

10.1	*	Summary of 2012 Bonus Plan dated February 24, 2012 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Label Linkbase Document.

101.PRE		XBRL Taxonomy Presentation Linkbase Document.

*	This exhibit represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABOVENET, INC.

Date: May 9, 2012	By:	/s/ William G. LaPerch
William G. LaPerch President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated as of March 18, 2012, by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

4.1		Second Amendment to Amended and Restated Rights Agreement, dated as of March 18, 2012, between AboveNet, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

10.1	*	Summary of 2012 Bonus Plan dated February 24, 2012 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

31.1		Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Label Linkbase Document.

101.PRE		XBRL Taxonomy Presentation Linkbase Document.

*	This exhibit represents a management contract or compensatory plan or arrangement.